Form 10-Q
period 2012-06-30
Brick Top Productions, Inc.
filed 2012-09-26
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2012
Commission File Number:  333-176093

BRICK TOP PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No.)

433 Plaza Real, Suite 275, Boca Raton, Florida	33432
(Address of Principal Executive Office)	(Zip Code)

(561) 962-4175
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of September 15, 2012, was 29,643,500 shares.

BRICK TOP PRODUCTIONS, INC.

INDEX

			Page
			No.

PART I		FINANCIAL INFORMATION (unaudited)	F-2

	Item 1:	Consolidated Financial Statements	F-2

		Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-2

		Consolidated Statement of Operations – For the Three and Six Months Ended June 30, 2012 and 2011 for the period from February 20, 2009 (Inception) through June 30, 2012	F-3

		Consolidated Statement of Equity for the period from February 20, 2009 (Inception) through June 30, 2012	F-4

		Consolidated Statement of Cash Flows – For the Three and Six Months Ended June 30, 2012 and 2011 and for the period from February 20, 2009 (Inception) through June 30, 2012	F-5

		Notes to Financial Statements	F-6

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	6

	Item 4:	Controls and Procedures	6

PART II		OTHER INFORMATION	6

	Item 1:	Legal Proceedings	6

	Item 1A:	Risk Factors	6

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	6

	Item 3:	Defaults Upon Senior Securities	7

	Item 4:	Submission of Matters to a Vote of Security Holders	7

	Item 5:	Other Information	7

	Item 6:	Exhibits	7

Brick Top Productions, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011 F-2	F-2

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through June 30, 2012 (Unaudited) F-3	F-3

Consolidated Statement of Equity for the Period from February 20, 2009 (Inception) through June 30, 2012 (Unaudited) F-4	F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through June 30, 2012 (Unaudited) F-5	F-5

Notes to the Consolidated Financial Statements (Unaudited) F-6	F-6

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$14,454	$54,400
Prepaid expenses	7,604	-

Total Current Assets	22,058	54,400

COMPUTER EQUIPMENT
Computer equipment	8,057	8,057
Accumulated depreciation	(2,640)	(1,472)

Computer Equipment, net	5,417	6,585

CAPITALIZED PILOT COSTS	292,931	292,931

DEPOSITS	2,214	2,214

TOTAL ASSETS	$322,620	$356,130

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accrued expenses	$167,065	$151,022
Advances from stockholders	55,797	56,000

Total Current Liabilities	222,862	207,022

	222,862	207,022
TOTAL LIABILITIES
EQUITY

BEICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY

Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value, 100,000,000 shares authorized; 29,643,500 shares issued and outstanding	2,964	2,964

Additional paid-in capital	972,651	972,651

Deficit accumulated during the development stage	(875,848)	(826,498)

Total Brick Top Productions, Inc. Stockholders' Equity	99,767	149,117

NON-CONTROLLING INTEREST IN SUBSIDIARY	(9)	(9)

Total Equity	99,758	149,108

TOTAL LIABILITIES AND EQUITY	$322,620	$356,130

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months Ended June 30, 2012	For the three months Ended June 30, 2012	For the six months Ended June 30, 2011	For the three months Ended June 30, 2011	For the Period from February 20, 2009 (Inception) through June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Compensation	-	-	137,500	75,000	383,790
Professional fees	35,415	30,065	29,325	21,707	174,397
Marketing	-	-	-	-	41,777
Bad debt	-	-	-	-	99,000
Rent	7,266	4,349	1,436	882	76,828
General and administrative	6,669	4,402	27,700	25,318	100,065

Total operating expenses	49,350	38,816	195,961	122,907	875,857

Loss before income taxes and non-controlling interest	(49,350)	(38,816)	(195,961)	(122,907)	(875,857)

Provision for income taxes	-	-	-	-	-

Net loss before non-controlling interest	(49,350)	(38,816)	(195,961)	(122,907)	(875,857)
Net loss attributable to non-controlling interest	-	-	-	-	(9)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(49,350)	$(38,816)	$(195,961)	$(122,907)	$(875,848)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	29,643,500	29,643,500	29,474,855	29,481,135

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY
For the period from February 20, 2009 to June 30, 2012
(Unaudited)

	COMMON STOCK: $0.0001 PAR VALUE		ADDITIONAL	DEFICIT ACCUMULATED DURING THE	BRICK TOP PRODUCTIONS, INC.	NON-
	NO. OF SHARES	AMOUNT	PAID IN CAPITAL	DEVELOPMENT STAGE	STOCKHOLDERS' EQUITY	CONTROLLING INTEREST	TOTAL EQUITY

Founder's Stock, February 20, 2009	22,900,000	$2,290	$-	$-	$2,290	$-	$2,290

Stock issued for consulting, February 2009	100,000	10	9,990		10,000		10,000

Stock issued for cash at $0.10 per share, February through December 2009, net of costs of $15,240	6,250,000	625	609,135		609,760		609,760

Stock issued for cash at $1.00 per share, in December 2009	10,000	1	9,999		10,000		10,000

Net Loss				(354,362)	(354,362)		(354,362)

Balance, December 31, 2009	29,260,000	2,926	629,124	(354,362)	277,688	-	277,688

Stock issued for cash at $1.00 per share, January through December 2010, net of costs of $35,029	208,500	21	173,450		173,471		173,471

Net Loss				(160,495)	(160,495)	(9)	(160,504)

Balance, December 31, 2010	29,468,500	2,947	802,574	(514,857)	290,664	(9)	290,655

Stock issued for cash at $1.00 per share, June through December 2011, net of costs of $4,906	175,000	17	170,077		170,094		170,094

Net Loss				(311,641)	(311,641)	-	(311,641)

Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	(9)	149,108

Net Loss				(49,350)	(49,350)	-	(49,350)

Balance, June 30, 2012	29,643,500	$2,964	$972,651	$(875,848)	$99,767	$(9)	$99,758

See accompanying notes to the consolidated financial statements.

 BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months Ended June 30, 2012	For the six months Ended June 30, 2011	For the Period fromFebruary 20, 2009, (Inception) through June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(49,350)	$(195,961)	$(875,857)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	12,290
Bad debt expense	-	-	99,000
Depreciation	1,167	262	2,639

Changes in operating assets and liabilitites:
Prepaid expenses	(7,604)	16,057	(7,604)
Other current assets	-	-	(99,000)
Deposits	-	-	(2,214)
Accrued expenses	16,043	87,699	167,065

Net cash used in operating activities	(39,744)	(91,943)	(703,681)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	-	(8,057)
Capitalized pilot costs	-	(12,766)	(292,931)

Net cash used in investing activities	-	(12,766)	(300,988)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from sale of stock, net of costs	-	100,000	963,325
Advances from (payments to) stockholders	(202)	-	55,798

Net cash provided by (used in) financing activities	(202)	100,000	1,019,123

CASH RECONCILIATION

Net change in cash	(39,946)	(4,709)	14,454
Cash, beginning of period	54,400	57,581	-

CASH, END OF PERIOD	$14,454	$52,872	$14,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.
(A Development Stage Company)
June 30, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Brick Top Productions, Inc.

Brick Top Productions, Inc. (the “Company”) was incorporated under the laws of the State of Florida on February 20, 2009 under the name “York Entertainment, Inc.”

Acquisition of a Majority Equity Interest of York Productions, LLC

York Productions, LLC (“York” or “LLC”) was organized under the laws of the State of Florida on October 22, 2008. On June 1, 2010, the Company acquired 6,000 Class A units of York Productions, LLC for $75,000, representing a 60% equity interest.  Prior to June 1, 2010 (the date of acquisition) York Productions, LLC was inactive. Initial operations of the LLC have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

The Company has not yet currently commenced its planned principal operations of producing motion pictures.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and 2010, and for the period from February 20, 2009 (inception) through December 31, 2011 and notes thereto contained in the information filed with the SEC as part of the Company’s Registration Statement on Pre-Effective Amendment No. 6 on Form S-1/A on July 24, 2012 and became effective on August 8, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Brick Top Productions, Inc.	As of June 30, 2012 and 2011 and for the interim period then ended and for the period from February 20, 2009 (inception) through June 30, 2012

LLC	As of June 30, 2012 and 2011 and for the interim period then ended and for the period from June 1, 2010 (inception) through June 30, 2012

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment and capitalized pilot costs; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Business Combination

In accordance with section 805-10-05 of the FASB Accounting Standards Codification the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, and capitalized pilot costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management will periodically review the recoverability of the capitalized pilot costs. Management takes into consideration various information. If it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5). Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Capitalized Pilot Costs - Film Property and Screenplay Rights

The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926, Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Non-Controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in York Productions, LLC, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, York Productions, LLC.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  The Company believes that using share prices established in the Company’s most recent private placement memorandum ("PPM”), or monthly average stock close prices, if no PPM available, would generally be more appropriate than the use of daily stock close prices if the common shares of the Company are thinly traded.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  The Company believes that using share prices established in the Company’s most recent private placement memorandum ("PPM”), or monthly average stock close prices, if no PPM available, would generally be more appropriate than the use of daily stock close prices if the common shares of the Company are thinly traded.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses the contractual term of the share options and similar instruments as the expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term..

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to commence operations and produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to commence operations and produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011

Computer equipment	5	$8,057	$8,057

Accumulated depreciation (i)		(2,640)	(1,472)

		$5,417	$6,585

(i)           Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended June 30, 2012 and 2011 was $1,167 and $262, respectively.

Note 5 - Capitalized Pilot Costs

On June 4, 2010, the Company’s majority owned subsidiary, York Productions, LLC, entered into a Production Services Agreement with Nick Nick, Inc. Under this agreement, York Productions, LLC contributed $85,000 in capital to Nick Nick, Inc. for the production of the “Doorman” pilot. Additionally, York Productions, LLC is assigned rights to “Intellectual Property” by Nick Nick, Inc.

The Company capitalizes film costs. The total capitalized pilot costs on the balance sheet of $292,931 are attributable to the “Doorman” pilot, which was completed on September 29, 2011. The Company will begin amortization of capitalized film costs and accrual (expensing) of participation costs when a film is released and it begins to recognize revenue from that film. The costs of producing a film and bringing that film to market consist of film costs, participation costs, exploitation costs, and manufacturing costs. Pursuant to FASB Codification Topic 926-20-35, the Company will begin amortization of capitalized film costs using the individual-film-forecast-computation which amortizes or accrues such costs in the same ratio that current period actual revenue bears to the estimated remaining unrecognized ultimate revenue after an individual film is released.

Note 6 - Commitments and Contingencies

Lease Agreements

Reflections of Boca, LLC

On February 1, 2010, the Company entered into a lease agreement with Reflections of Boca, LLC (“Reflections”). The term of the lease is twelve months, automatically renewing, unless written notice of termination is provided ninety (90) days prior to January 31, 2011. The Company notified Reflections ninety (90) days prior to January 31, 2011 that it decided not to renew the lease upon its expiration on January 31, 2011.

Regus Management Group, LLC

On September 15, 2011, the Company entered into a lease agreement with Regus Management Group, LLC. The term of the lease is effective from November 1, 2011 to October 31, 2012. The monthly rent base payment is $1,107. Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012 (Remainder of the year)	$4,428

$4,428

Employment Agreements

Chief Executive Officer

On September 21, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its chief executive officer (“CEO”), which requires that the CEO be paid an annual base salary of $150,000 for three (3) years from date of signing. Employee may extend the Employment Agreement for an additional three (3) years.

On October 1, 2011, the Company’s CEO agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce the operating expenses.

President

On September 21, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its president (“President”), which requires that the President be paid an annual base salary of $150,000 for three (3) years from date of signing. Employee may extend the Employment Agreement for an additional three (3) years.

On September 1, 2011, the President of the Company resigned his position and the Employment Agreement was terminated immediately.

Note 7 - Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.0001 per share.

Common Stock

In February 2009, the Company issued 22,900,000 common shares to its founders as compensation valued at par or $2,290 in aggregate. Of those shares, the Company issued 15,333,333 shares to the Chief Financial Officer, Mr. Alexander Bafer and 7,166,667 shares to the President, Christopher Leone, and 400,000 shares to the attorneys.

In February 2009, the Company issued 100,000 common shares for professional services valued at $0.10 per share, or $10,000 in aggregate.

From February through December 2009, the Company issued a total of 6,250,000 common shares at $0.10 per share for a total cash consideration of $625,000. Transaction costs associated with this issuance were $15,240 leaving the Company with $609,760 of net proceeds.

In December 2009, the Company issued 10,000 common shares for professional services valued at $1.00 per share, or $10,000.

From January through December 2010, the Company issued a total of 208,500 common shares at $1.00 per share for a total cash consideration of $208,500. Transaction costs associated with this issuance were $35,029 leaving the Company with $173,471 of net proceeds.

In June 2011, the Company issued a total of 100,000 common shares at $1.00 per share for an aggregate of $100,000 in cash to an individual.

On July 27, 2011, the Company sold 50,000 common shares at $1.00 per share, or an aggregate of $50,000 in cash to an individual investor.

On August 8, 2011, the Company sold 25,000 common shares at $1.00 per share, or $25,000 in cash to an individual investor.

Costs associated with the sales of common shares in 2011 amounted to $4,906, yielding net proceeds to the Company of $170,094.

Note 8 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	June 30, 2012	December 31, 2011

Advances from chairman, chief executive officer and stockholder	$55,797	$56,000

	$55,797	$56,000

Production Service Agreement with a Related Party

On June 1, 2010, the Company acquired 6,000 Class A units of York Productions, LLC, for $75,000, representing a 60% majority ownership. The remaining 4,000 Class A units were issued to Nick Turturro in exchange for rights to the “Doorman” screenplay.

On June 4, 2010, the Company’s majority owned subsidiary York Productions, LLC, entered into a Production Services Agreement with Nick Nick, Inc. York owns the right to produce and exploit a theatrical motion picture entitled “The Doorman” based on the original screenplay and other intellectual property assigned to York by Nick Turturro. Under the Production Service Agreement, York Productions, LLC paid $85,000 to Nick Nick, Inc. for contracted production services of the “Doorman” pilot.

Note 9 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

Critical Accounting Policies

Principles of Consolidation. The consolidated financial statements of Company include the accounts of Brick Top Productions and its majority-owned subsidiary, York Productions, LLC. All significant intercompany balances and transactions have been eliminated.

Income Taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Jumpstart Our Business Startups Act of 2012. The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have different effective dates for public and private companies until such time as those standards apply to private companies.   Upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt said accounting standard.  We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

For additional discussion regarding the JOBS Act and the exemptions available to “emerging growth companies” thereunder, please refer to the risk factor entitled “We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors” contained in the section of this Prospectus entitled “Risk Factors.”

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

		Three Months Ended June 30,				Period from February 20, 2009 (Inception) to June 30, 2012
	2012		2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$(38,816)		$(122,907)		$(875,857)
Net Loss from Operations before non-controlling interest		$(38,816)		$(122,907)		$(875,857)
Net Loss attributable to non-controlling interest		$-	$			$(9)
Net Loss attributable to Brick Top Productions’ stockholders		$(38,816)		$(122,907)		$(875,848)

Revenues for the three months ended June 30, 2012 were $0 as compared to $0 for the three months ended June 30, 2011. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the three months ended June 30, 2012 were $4,402 compared to $25,318 for the three months ended June 30, 2011.   The Company has realized a net loss of $38,816 for the three months ended June 30, 2012 compared to a net loss of $122,907 for the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended June 30,					Period from February 20, 2009 (Inception) to June 30, 2012
	2012		2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$(49,350)		$(195,961)		$(875,857)
Net Loss from Operations before non-controlling interest		$(49,350)		$(195,961)		$(875,857)
Net Loss attributable to non-controlling interest		$-	$			$(9)
Net Loss attributable to Brick Top Productions’ stockholders		$(49,350)		$(195,961)		$(875,848)

Revenues for the six months ended June 30, 2012 were $0 as compared to $0 for the six months ended June 30, 2011. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the six months ended June 30, 2012 were $6,669 compared to $27,700 for the six months ended June 30, 2011.   The Company has realized a net loss of $49,350 for the six months ended June 30, 2012 compared to a net loss of $195,961 for the six months ended June 30, 2011.

Liquidity and Capital Resources

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011	For the Period from February 20, 2009 (Inception) to March 31, 2012
Net Cash (Used In) Provided by Operating Activities		$(39,744)	$(91,943)	$(703,681)
Net Cash Used in Investing Activities	$	Nil	$(12,766)	$(300,988)
Net Cash (Used In) Provided by Financing Activities		$(202)	$100,000	$1,019,123
Net Change in Cash		$(39,946)	$(4,709)	$14,454

As of June 30, 2012, our total assets were $322,620 and our total liabilities were $222,862 and we had negative working capital of $(200,804). Our financial statements report a net loss of $49,350 for the six months ended June 30, 2012, a net loss of $38,816 for the three months ended June 30, 2012, a net loss of $311,641 for the twelve months ended December 31, 2011, and a net loss of $875,848 for the period from February 20, 2009 (date of inception) to June 30, 2012.

Pursuant to the terms of our employment agreement with Mr. Bafer, we are obligated to pay Mr. Bafer $150,000 per year. On October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses.  Prior to that, we did not have sufficient cash flows to make the required payments under the agreement and therefore accrued all unpaid salary until such time we generate revenues from operations or raise additional capital through one or more financing transactions.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations.  We do not currently have any third party financing available in the form of loans, advances, or commitments.  Our sole officer and shareholders have not made any written or oral agreement to provide us additional financing.  There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have different effective dates for public and private companies until such time as those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3:       Qantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4:       Controls and Procedures

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company's financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Our management has determined that, as of June 30, 2012, the Company's disclosure controls and procedures are not effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2012.

PART II – OTHER INFORMATION

Item 1:       Legal Proceedings

Not applicable.

Item 1A:    Risk Factors

Not applicable.

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:       Defaults Upon Senior Securities

Not applicable.

Item 4:       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:       Other Information

None.

Item 6:       Exhibits

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRICK TOP PRODUCTIONS, INC.

Date: September 26, 2012	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer