Form 10-Q
period 2012-09-30
Brick Top Productions, Inc.
filed 2012-11-16
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2012
Commission File Number:  333-176093

BRICK TOP PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No.)

433 Plaza Real, Suite 275, Boca Raton, Florida	33432
(Address of Principal Executive Office)	(Zip Code)

(561) 962-4175
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 12, 2012, was 29,678,500 shares.

BRICK TOP PRODUCTIONS, INC.

INDEX

			Page
			No.

PART I		FINANCIAL INFORMATION (unaudited)	F-2

	Item 1:	Consolidated Financial Statements	F-2

		Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	F-2

		Consolidated Statement of Operations – For the Three and Nine Months Ended September 30, 2012 and 2011 for the period from February 20, 2009 (Inception) through September 30, 2012	F-3

		Consolidated Statement of Equity for the period from February 20, 2009 (Inception) through September 30, 2012	F-4

		Consolidated Statement of Cash Flows – For the Three and Nine Months Ended September 30, 2012 and 2011 and for the period from February 20, 2009 (Inception) through September 30, 2012	F-5

		Notes to Financial Statements	F-6

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	5

	Item 4:	Controls and Procedures	5

PART II		OTHER INFORMATION	6

	Item 1:	Legal Proceedings	6

	Item 1A:	Risk Factors	6

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	6

	Item 3:	Defaults Upon Senior Securities	6

	Item 4:	Submission of Matters to a Vote of Security Holders	6

	Item 5:	Other Information	6

	Item 6:	Exhibits	7

Brick Top Productions, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through September 30, 2012 (Unaudited)
F-3

Consolidated Statement of Equity for the Period from February 20, 2009 (Inception) through September 30, 2012 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through September 30, 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$4,277	$54,400
Prepaid expenses	7,604	-

Total Current Assets	11,881	54,400

COMPUTER EQUIPMENT
Computer equipment	8,897	8,057
Accumulated depreciation	(3,287)	(1,472)

Computer Equipment, net	5,610	6,585

CAPITALIZED PILOT COSTS	292,931	292,931

DEPOSITS	2,214	2,214

TOTAL ASSETS	$312,636	$356,130

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accrued expenses	$180,946	$151,022
Advances from stockholders	55,797	56,000

Total Current Liabilities	236,743	207,022

TOTAL LIABILITIES	236,743	207,022

EQUITY

BRICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY

Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value, 100,000,000 shares authorized; 29,678,500 and 29,643,500 shares issued and outstanding, respectively	2,968	2,964

Additional paid-in capital	1,007,647	972,651

Deficit accumulated during the development stage	(934,713)	(826,498)

Total Brick Top Productions, Inc. Stockholders' Equity	75,902	149,117

NON-CONTROLLING INTEREST IN SUBSIDIARY	(9)	(9)

Total Equity	75,893	149,108

TOTAL LIABILITIES AND EQUITY	$312,636	$356,130

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months Ended September 30, 2012	For the three months Ended September 30, 2012	For the nine months Ended September 30, 2011	For the three months Ended September 30, 2011	For the Period from February 20, 2009, (Inception) through September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Compensation	-	-	200,000	62,500	383,790
Professional fees	81,436	46,021	41,207	11,882	220,418
Marketing	-	-	-	-	41,777
Bad debt	-	-	-	-	99,000
Rent	13,743	6,477	4,399	2,963	83,305
General and administrative	13,036	6,367	40,713	13,013	106,432

Total operating expenses	108,215	58,865	286,319	90,358	934,722

Loss before income taxes and non-controlling interest	(108,215)	(58,865)	(286,319)	(90,358)	(934,722)

Provision for income taxes	-	-	-	-	-

Net loss before non-controlling interest	(108,215)	(58,865)	(286,319)	(90,358)	(934,722)
Net loss attributable to non-controlling interest	-	-	-	-	(9)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(108,215)	$(58,865)	$(286,319)	$(90,358)	$(934,713)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	29,646,438	29,652,251	29,523,168	29,618,228

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY
For the period from February 20, 2009 to September 30, 2012
(Unaudited)

				DEFICIT	BRICK TOP
				ACCUMULATED	PRODUCTIONS,
			ADDITIONAL	DURING THE	INC.	NON-
	COMMON STOCK: $0.0001 PAR VALUE		PAID IN	DEVELOPMENT	STOCKHOLDERS'	CONTROLLING	TOTAL
	NO. OF SHARES	AMOUNT	CAPITAL	STAGE	EQUITY	INTEREST	EQUITY

Founder's Stock, February 20, 2009	22,900,000	$2,290	$-	$-	$2,290	$-	$2,290

Stock issued for consulting, February 2009	100,000	10	9,990		10,000		10,000

Stock issued for cash at $0.10 per share, February through December 2009, net of costs of $15,240	6,250,000	625	609,135		609,760		609,760

Stock issued for cash at $1.00 per share, in December 2009	10,000	1	9,999		10,000		10,000

Net Loss				(354,362)	(354,362)		(354,362)

Balance, December 31, 2009	29,260,000	2,926	629,124	(354,362)	277,688	-	277,688

Stock issued for cash at $1.00 per share, January through December 2010, net of costs of $35,029	208,500	21	173,450		173,471		173,471

Net Loss				(160,495)	(160,495)	(9)	(160,504)

Balance, December 31, 2010	29,468,500	2,947	802,574	(514,857)	290,664	(9)	290,655

Stock issued for cash at $1.00 per share, June through December 2011, net of costs of $4,906	175,000	17	170,077		170,094		170,094

Net Loss				(311,641)	(311,641)	-	(311,641)

Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	(9)	149,108

Stock issued for cash at $1.00 per share, September 2012	35,000	4	34,996	-	35,000	-	35,000

Net Loss				(108,215)	(108,215)	-	(108,215)

Balance, September 30, 2012	29,678,500	$2,968	$1,007,647	$(934,713)	$75,902	$(9)	$75,893

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended September 30, 2012	For the nine months Ended September 30, 2011	For the Period from February 20, 2009, (Inception) through September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(108,215)	$(286,319)	$(934,722)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	12,290
Bad debt expense	-	-	99,000
Depreciation	1,815	393	3,287

Changes in operating assets and liabilitites:
Prepaid expenses	(7,604)	12,191	(7,604)
Other current assets	-	-	(99,000)
Deposits	-	(624)	(2,214)
Accrued expenses	29,924	139,359	180,946

Net cash used in operating activities	(84,080)	(135,000)	(748,017)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	(840)	-	(8,897)
Capitalized pilot costs	-	(12,766)	(292,931)

Net cash used in investing activities	(840)	(12,766)	(301,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from sale of stock, net of costs	35,000	170,094	998,325
Advances from stockholders, net	(203)	-	55,797

Net cash provided by financing activities	34,797	170,094	1,054,122

CASH RECONCILIATION

Net change in cash	(50,123)	22,328	4,277
Cash, beginning of period	54,400	57,581	-

CASH, END OF PERIOD	$4,277	$79,909	$4,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.
(A Development Stage Company)
September 30, 2012 and 2011
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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Brick Top Productions, Inc.	As of September 30, 2012 and 2011 and for the interim period then ended and for the period from February 20, 2009 (inception) through September 30, 2012

York Productions, LLC	As of September 30, 2012 and 2011 and for the interim period then ended and for the period from June 1, 2010 (inception) through September 30, 2012

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

Management will periodically review the recoverability of the capitalized pilot costs. Management takes into consideration various information. If it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision will be made for any expected loss on the project or property.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012 , a net loss and net cash used in operating activities for the interim period then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	December 31, 2011

Computer equipment	5	$8,897	$8,057

Accumulated depreciation (i)		(3,287)	(1,472)

		$5,610	$6,585

(i)           Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended September 30, 2012 and 2011 was $1,815 and $393, respectively.

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

Regus Management Group, LLC

On September 28, 2011, the Company entered into a lease agreement with Regus Management Group, LLC. The term of the lease is effective from November 1, 2012 to October 31, 2013. The monthly rent base payment is $1,107. Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013	$2,988

$2,988

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

On September 6, 2012, the Company sold 30,000 common shares at $1.00 per share, or $30,000 in cash to an individual investor.

On September 13, 2012, the Company sold 5,000 common shares at $1.00 per share, or $5,000 in cash to an individual investor.

Note 8 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	September 30, 2012	December 31, 2011

Advances from chairman, chief executive officer and stockholder	$55,797	$56,000

	$55,797	$56,000

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

		Three Months Ended September 30,				Period from February 20, 2009 (Inception) to September 30, 2012
	2012		2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$(58,865)		$(90,358)		$(934,722)
Net Loss from Operations before non-controlling interest		$(58,865)		$(90,358)		$(934,722)
Net Loss attributable to non-controlling interest		$-	$			$(9)
Net Loss attributable to Brick Top Productions’ stockholders		$(58,865)		$(90,358)		$(934,713)

Revenues for the three months ended September 30, 2012 were $0 as compared to $0 for the three months ended September 30, 2011. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the three months ended September 30, 2012 were $6,367 compared to $13,013 for the three months ended September 30, 2011.   The Company has realized a net loss of $58,865 for the three months ended September 30, 2012 compared to a net loss of $90,358 for the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,					Period from February 20, 2009 (Inception) to September 30, 2012
	2012		2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$(108,215)		$(286,319)		$(934,722)
Net Loss from Operations before non-controlling interest		$(108,215)		$(286,319)		$(934,722)
Net Loss attributable to non-controlling interest		$-		$-		$(9)
Net Loss attributable to Brick Top Productions’ stockholders		$(108,215)		$(286,319)		$(934,713)

Revenues for the nine months ended September 30, 2012 were $0 as compared to $0 for the nine months ended September 30, 2011. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the nine months ended September 30, 2012 were $13,036 compared to $40,713 for the nine months ended September 30, 2011.   The Company has realized a net loss of $108,215 for the nine months ended September 30, 2012 compared to a net loss of $286,319 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For the Period from February 20, 2009 (Inception) to September 30, 2012
Net Cash (Used In) Provided by Operating Activities	$(84,080)	$(135,000)	$(748,017)
Net Cash Used in Investing Activities	$(840)	$(12,766)	$(301,828)
Net Cash (Used In) Provided by Financing Activities	$34,797	$170,094	$1,054,122
Net Change in Cash	$(50,123)	$22,328	$4,277

As of September 30, 2012, our total assets were $312,636 and our total liabilities were $236,743 and we had negative working capital of $(224,862). Our financial statements report a net loss of $108,215 for the nine months ended September 30, 2012, a net loss of $58,865 for the three months ended September 30, 2012, a net loss of $311,641 for the twelve months ended December 31, 2011, and a net loss of $934,713 for the period from February 20, 2009 (date of inception) to September 30, 2012.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

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

Item 3:       Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Our management has determined that, as of September 30, 2012, the Company's disclosure controls and procedures are not effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2012.

PART II – OTHER INFORMATION

Item 1:       Legal Proceedings

Not applicable.

Item 1A:    Risk Factors

Not applicable.

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the Company received $35,000 for the sale of 35,000 shares of the Company’s common stock to two accredited investors.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The purchasers received current information relating to the Company and had the ability to ask questions about the Company.  Certificates representing the shares of Common Stock will be issued with appropriate restrictive legends.

Item 3:       Defaults Upon Senior Securities

Not applicable.

Item 4:       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:       Other Information

None.

Item 6:       Exhibits

The following exhibits are filed with this report on Form 10-Q:

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

BRICK TOP PRODUCTIONS, INC.

Date: November 16, 2012	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer