Form 10-K
period 2012-12-31
Brick Top Productions, Inc.
filed 2013-04-15
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-176093

Brick Top Productions, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 275, Boca Raton, Florida	334332
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (561) 962-4175

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 31, 2013 is 29,754,500.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS
FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to:  the risks of limited management, labor and financial resources; the risks generally associated with develop stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable.   Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Brick Top” refer to Brick Top Productions, Inc. and its subsidiary unless the context requires otherwise.

Item 1.        BUSINESS.

Introduction

Brick Top Productions, Inc., is a corporation organized on February 20, 2009, under the laws of the State of Florida.  The Company was organized for the purpose of financing, producing and distributing to third parties one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets.  We will need to raise additional capital to implement our current business plan.

We have completed pre-production and post-production of a television pilot titled “The Doorman”.  The Doorman is our only project to date; we have not acquired the rights to any other screenplays.  We are actively interviewing persons to serve as a show runner for the pilot.  A “show runner” is a person that is responsible for presenting a television pilot or idea for sale to major television networks through his or her professional industry contacts. Show runners are only paid if and when a show is sold to a network, at which point we would receive revenue. The show runner’s compensation would be a predetermined fee set in his or her agreement with the company. This fee will be anywhere from 3 to 5% of the total commitment that the network will pay for the project. This process can take anywhere from approximately 3 months to as long as 36 months from the date of project completion. Nicholas Turturro, the writer and producer of the pilot, has estimated that the project will be marketable for approximately 4 to 6 years, at which point the market demand for the actors associated with the project may become stale. The company intends to market the project for four to six years based on Mr. Turturro’s opinion. This opinion is based solely on Mr. Turturro’s past industry experience. Mr. Turturro’s opinion may prove to be incorrect and the project may not be marketable for as long as he believes it will.

We have reviewed and are discussing the acquisition of the rights to a screenplay written by Nicholas Turturro titled “Bless Me Father.” We intend to finance, produce and sell the distribution rights once we have the additional capital necessary to do so. We expect total project costs to be approximately $300,000. We would expect this project to be facilitated either through our subsidiary York Productions LLC, or a newly organized subsidiary. The budget for this project would consist of approximately $17,000 for writers and scripts, $10,000 for a Line Producer, $30,000 for a Director, $105,000 for the cast, $10,000 for travel/living expenses, $17,000 for production staff, $10,000 for set design and construction, $5,0000 for lighting, $10,000 for camera and sound operators, $12,000 for wardrobe and hair/makeup, $22,000 for transportation, $27,000 for locations/unit expenses and $25,000 for post-production, editing  and music. While we believe the acquisition of the rights to “Bless Me Father” would require no initial cost based on Mr. Turturro’s existing relationship with the current owner, who would be compensated 20 percent of any profit generated by the project, at this point we have neither acquired said rights nor entered into a contract to acquire said rights, so there can be no guarantee that we will be able to acquire said rights or that we will be able to acquire them on the foregoing terms. We can begin development as soon as we raise the additional necessary capital required to fund this project. This project would take approximately 6 months from acquisition of the rights to completion of post-production. Upon completion we would attempt to pre-sell the distribution rights abroad, at no additional cost to the Company in order to generate revenue and fully or partially cover the costs of the project. This phase of the project would take approximately 90 - 120 days to complete if successful.

We are actively seeking additional opportunities to finance television and film projects.  Ultimately, our goal is to pursue the production of one or more feature films utilizing prominent actors.  The costs of such projects typically range from approximately $200,000 to as much as $10,000,000 and can take as little as 3 months to as long as 1 year to complete. Major television and film projects often provide the opportunity to pre-sell exclusive distribution rights to overseas territories, thereby hedging part of the project cost.  At any given time there are thousands of scripts for screenplays that are circulating throughout the motion picture industry, all of which are seeking financing, production and/ or distribution. Overseas territories will pay for the exclusive rights to distribute a particular film. These rights can be pre-sold to hedge the cost of the film. There is no determining body that sets the pricing. There is a constantly changing guideline that is determined by an actor’s marketability and what his or her films have recently commanded for distribution rights. This merely represents a set of guidelines that is a starting point for negotiations. Initially this will be our primary method of distribution. In the event we are able to pre-sell international distribution rights for a project we will then look to secure domestic distribution of the project. Our goal is to raise capital through an equity offering which will enable us to acquire the rights to finance, produce and contract distribution of these projects. The costs will vary per project, determined by the level of talent, location and scope of the production. The pre-sale of distribution rights is applicable only to full length feature film projects and does not apply to television projects such as The Doorman.

We have explored and negotiated an agreement for the construction of a platform necessary to disseminate content (a series of 5-10 minute shorts) via a smart phone application.  We already have over 75 minutes of completed footage from filming “The Doorman”.  The estimated cost is approximately $50,000. The first step is analysis and design which will cost $6,000 and take approximately 2 weeks. The development (coding) will cost $30,000 and take approximately 2 months to complete. The quality control will cost $10,000 and take approximately 1 week. The final step is deployment which will cost $4,000 and will be completed in three days. We will require additional capital to complete this project. Our goal is to advertise our link through various social networking sites which will drive traffic to our site which in turn will create a desirable advertising venue. This part of the project will not require additional capital and will take approximately 3 to 5 months. We anticipate this entire process to take approximately 6 to 8 months from start to completion at which time we would expect it to begin generating revenue.

On April 4, 2009, we entered into an Option Agreement with Jonathan Christopher, LLC (the “Option Agreement”).  Pursuant to the terms of the Option Agreement, we paid Jonathan Christopher, LLC $189,000 for rights to acquire its screenplays that could be produced into commercially salable motion pictures. The amount paid was to be refunded to us in the event we elected not to exercise our option to acquire said screenplays. Prior to the end of fiscal 2009, we terminated our rights under the Option Agreement.

The Initial Project – “The Doorman”

Our CEO was introduced to Nicholas Turturro through a friend who was a childhood friend of Mr. Turturro’s cousin.  Mr. Turturro was searching for financing to film a television pilot titled The Doorman.  The pilot is about his experiences as a New York City doorman while trying to become an actor.  After extensive discussions, the parties elected to move forward with the project. In June 2010, we acquired the rights to the project from Mr. Turturro’s company Nick Nick, Inc., through our majority-owned subsidiary York Productions, LLC. We completed the process of developing the screenplay into a television pilot in September 2010. The total cost was approximately $85,000. The screenplay was written by Nicholas Turturro, who was involved in the development and production of the project, and is involved in its marketing. We are in the process of hiring a show runner in the Hollywood, CA area in an effort to sell The Doorman project to a television network. Show runners are paid only when the show is sold to a network at which point we would receive revenue. This process can take anywhere from approximately 3 months to as long as 36 months from the date of project completion.  Nicholas Turturro has estimated that the project will be marketable for approximately 4 to 6 years from the date of this prospectus, at which point the market demand for the actors associated with the project may become stale. This opinion is based solely on Mr. Turturro’s past industry experience. If we are able to sell the rights to The Doorman the proceeds received would likely provide the capital necessary to complete a full season of episodes (approximately 10-12).

Nicolas Turturro

Nicholas is an accomplished American film, television and on-stage character actor. He has garnered an Emmy nomination for a role played on the TV program NYPD Blue, and has acted in numerous feature films, one of which is currently in pre-production and another of which is in post-production.  Mr. Turturro plays the lead character in the pilot The Doorman, and produced the pilot through his company Nick Nick, Inc.

Mr. Turturro has an ownership interest, through Nick Nick, Inc., in our majority-owned subsidiary York Productions, LLC, but is not currently under contract to provide further services to the Company.

Description of The Doorman

The Doorman is an urban dramatic comedy set in New York City. It is centered on the life experiences of a doorman at a historic and upscale Central Park South hotel. The doorman and his colorful cast of friends, through interactions with one another and the hotel’s upper class celebrity and high society guests, provide a unique perspective of everyday life in the big city and of the similarities and distinctions between the classes. Mr. Turturro often describes the project as a mix between Diner and Swingers.

Investment Structure

The rights to The Doorman are owned by York Productions, LLC, a Florida limited liability company (“York Productions”). Our principals serve as the managers of York Productions, and control the company’s financing and day to day operations.

In consideration for a 40% interest in York Productions Mr. Turturro contributed all rights to The Doorman project to the company.  We received a 60% interest in York Productions in consideration for our obligation to fund the pre-production, production, and post production of the pilot, at a total cost of approximately $75,000.

Any proceeds generated from the pilot will be allocated pro-rata among the Company and Mr. Turturro. The foregoing terms are the result of arms-length negotiations among the parties involved.

Competition

We face stiff competition from other participants in the television and motion picture business, including major networks such as ABC, NBC, CBS, for example, and major studios such as Sony, Miramax, Paramount Pictures Corporation, Universal Pictures, and Columbia Pictures, for example, which have access to funding substantially greater than that which is available to us.

Employees

As of the date of this prospectus our two officers are our only employees. Additional employees will be hired in the future as our business expands.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

We do not own any real property. We maintain office space at 433 Plaza Real, Suite 275, Boca Raton, Florida 33432, pursuant to the terms of a virtual office agreement with Regus Management Group, LLC, providing for rental payments of $1,107 per month. The term of the office lease expires on October 31, 2013.

Item 3.   Legal Proceedings.

None.

Item 4.     Removed and Reserved

Part II

Item 5.     Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

No Public Market for Common Stock.

Our common stock has been approved for trading on the OTCBB market under the symbol “BTOP.”  To date there has been one trade of 100 shares at $5.00 per share.

Holders of Our Common Stock

Currently, we have 71 holders of record of our common stock.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

Issuance of Unregistered Securities

In 2012 the Company received $48,500 for the sale of 48,500 shares of the Company’s common stock to 5 accredited investors.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The purchasers received current information relating to the Company and had the ability to ask questions about the Company.  Certificates representing the shares of Common Stock have been issued with appropriate restrictive legends.

Item 6.    Selected Financial Data.

Not required for smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Principles of Consolidation. The consolidated financial statements of Company include the accounts of Brick Top Productions and its majority-owned subsidiary, York Productions, LLC. All significant intercompany balances and transactions have been eliminated.

Income Taxes. The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Development Stage Company.  The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Capitalized Pilot Costs - Film Property and Screenplay Rights.  The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926, Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

Non-Controlling Interest.  The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in York Productions, LLC, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, York Productions, LLC.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Year Ended December 31,				Period from February 20, 2009 (Inception) to December 31, 2012
	2012		2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$(141,361)		$(311,641)		$(967,868)
Net Loss from Operations before non-controlling interest		$(141,361)		$(311,641)		$(967,868)
Net Loss attributable to non-controlling interest		$-		$-		$(9)
Net Loss attributable to Brick Top Productions’ stockholders		$(141,361)		$(311,641)		$(967,859)

Revenues for the year ended December 31, 2012 were $0 as compared to $0 for the year ended December 31, 2011. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the year ended December 31, 2012 were $16,023 compared to $55,411 for the year ended December 31, 2011.   The Company has realized a net loss of $141,361 for the year ended December 31, 2012 compared to a net loss of $311,641 for the year ended December 31, 2011.

Liquidity and Capital Resources

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from February 20, 2009 (Inception) to December 31, 2012
Net Cash (Used In) Provided by Operating Activities	$(103,703)	$(155,073)	$(767,640)
Net Cash Used in Investing Activities	$(840)	$(18,202)	$(301,828)
Net Cash (Used In) Provided by Financing Activities	$53,297	$170,094	$1,072,622
Net Change in Cash	$(51,246)	$(3,181)	$3,154

As of December 31, 2012, our total assets were $303,262 and our total liabilities were $247,015 and we had negative working capital of $(243,861). Our financial statements report a net loss of $141,361 for the year ended December 31, 2012, a net loss of $311,641 for the year ended December 31, 2012, a net loss of $967,859 for the period from February 20, 2009 (date of inception) to December 31, 2012.

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

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations.  We do not currently have any third party financing available in the form of loans, advances, or commitments.  Our officers and shareholders have not made any written or oral agreement to provide us additional financing.  There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.       Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our two executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Alexander Bafer	39	Chief Executive Officer, Chief Financial Officer, and Director
Gary D. Alexander	60	Vice President and Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Alexander Bafer.  Mr. Bafer is a founder of the Company and has served as its Chief Executive Officer, Chief Financial Officer and a Director since February 2009.  Mr. Bafer began his career in the financial industry in mid-1990's and joined Merrill Lynch in New York, NY in 1996 where he assisted in the management of a $500 million portfolio, and acquired a Series 7 license, Series 63 license, Series 65 license, and health and life insurance licenses.  Thereafter Mr. Bafer accepted employment as a Senior Account Executive with Preferred Securities Group in Boca Raton, Florida, where he was ultimately promoted to President and Managing Director of the Firm's 3 trading offices, 50 registered representatives, and numerous support personnel.  Mr. Bafer then accepted a position as a fund manager with United Capital Management in Ft. Lauderdale, Florida, where he was closely involved in all aspects of organizing and managing a hedge fund.  Mr. Bafer then served as the Vice President of Guaranteed Mortgage Bankers where he was responsible for managing and training a sales staff of 75 in 6 separate multi-state offices.  After a brief period as a mortgage banker with Royal Bank of Canada, Mr. Bafer assumed the role of Executive Vice President of Investor Relations with Digikidz, a children's media company, where he was involved in raising capital for the company.  In addition, for much of his career Mr. Bafer has been involved with Investment Management of America, a venture capital firm and incubator, where he has been instrumental in raising capital for several start-up ventures.  For the last five years Mr. Bafer has focused his attention on the operations of the Company and trading securities for his own account.  Mr. Bafer received a B.S. degree in Pre-Law from St. John's University in 1995, graduating in the top four percent of his class.  Mr. Bafer has voluntarily allowed his securities licenses to expire.

Gary D. Alexander.  Mr. Alexander serves as our Vice President and a Director, positions to which he was appointed in January 2013.  Mr. Alexander is currently founder and chairman of Tech River Investment, LLC a Florida based private equity firm. He has more than 30 years of experience in the fields of accounting and investments. Mr. Alexander’s knowledge and skills include initiating public and private offerings for small companies, professional accounting services with “go-public” transactions, private placements syndication, mergers, and acquisitions. In addition, Mr. Alexander has extensive experience in forensic and reconstructive accounting and litigation matters. He has appeared with counsel in mediation and/or with a special master representing NASD broker-dealers as an auditor and consultant. He has also led and participated in projects in other fields, including the petroleum industry, internet services, telephone and VoIP industries, medical facilities, and the entertainment and music industry. Additionally, in December 2011, Mr. Alexander was appointed and currently serves as director, corporate secretary and treasurer of The Renewable Corporation, a manufacturer and distributor of innovative and proprietary surface coatings and nano-bonding products.  Beginning March 2004, Mr. Alexander was president of Treasure Coast Private Equity, a Florida based private equity firm that specialized in providing debt and equity resources for privately owned business seeking expansion capital. In December 2011, the Company was combined with Technology River Investments, Mr. Alexander’s current firm. From November 2005 to March 2006, Mr. Alexander was acting chief financial officer for Jet First, Inc. located in West Palm Beach, Florida. In 2007 Mr. Alexander became a director of FirstPlus Financial Group, and thereafter became the company’s Chief Financial Officer.  In 2008 FirstPlus Financial Group filed a petition under Federal bankruptcy laws.  From November 2006 to April 2007, Mr. Alexander was acting chief financial officer of Air Rutter International, LLC and Airspace, LLC located in Long Beach, California. Jet First, Air Rutter and Airspace were engaged in the business of private jet charter and aircraft management. From April 1982 through December 2006 Mr. Alexander owned and operated a successful CPA practice. Mr. Alexander holds a Bachelor of Business Administration (Accounting) degree from Florida Atlantic University.

Directors

Mr. Alexander is our only independent Director. Our Directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death.

Board Committees

Our Board of Directors has not yet appointed an audit committee, a compensation committee, or a nominating and corporate governance committee due to the small size of the Company and our Board. We have no current plans to establish an independent audit committee, compensation committee or corporate governance committee.

Code of Ethics

We do not currently have a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because we are a newly public company.  We plan to adopt a Code of Ethics in near future.

Item 11.    Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Bafer,	2012	0	0	0	0	0	0	0	0
CEO, CFO, & Director	2011	$112,500 (1)	0	0	0	0	0	0	$112,500 (1)

Christopher Leone	2012	0	0	0	0	0	0	0	0
President & Director (resigned in September 2011)	2011	$100,000 (2)	0	0	0	0	0	0	$100,000 (2)

(1)  $87,500 of Mr. Bafer’s salary in 2011 was earned but not paid, and has been accrued by the Company.
(2)  $62,500 of Mr. Leone’s salary in 2011 was earned but not paid, and has been accrued by the Company.

Employment Agreements

On September 21, 2010, we entered into an employment agreement with Alexander Bafer under which he agreed to serve as our Chief Executive Officer.  The employment agreement provides for three year term, subject to Mr. Bafer’s option to extend the term by an additional three year period.  The agreement provides for a base salary of $150,000 per year and a discretionary bonus in the amount of up to 150% of the base salary, payable quarterly.  The agreement is subject to termination by the Company for cause and also in the event of Mr. Bafer’s death or disability.  Mr. Bafer may terminate the agreement if within two years of a change in control any of the following events occurs: (i) a material diminution of the employee's responsibilities, as compared with the employee’s responsibilities immediately prior to the change in control; (ii) any reduction in the sum of employee's base salary or bonus as of the date immediately prior to the change in control; (iii) any failure to provide the employee with benefits at least as favorable as those enjoyed by similarly situated senior corporate officers at the Company under the Company's pension, life insurance, medical, health and accident, disability or other written employee plans under which the form and/or amounts of benefits are prescribed in applicable documents; (iv) any relocation of the employee's principal site of employment to a location more than 25 miles from the employee's principal site of employment as of the date immediately prior to the change in control; or (v) any material breach of the agreement on the part of the Company.  In the event of a termination as a result of a change of control, Mr. Bafer would be entitled to the following:  (i) a lump sum payment within ninety (90) days of such termination in an amount equal to 2.9 times the base salary; (ii) reimbursement for expenses accrued through the date of termination; (iii) a bonus within ninety (90) days of such termination in an amount equal to 150% of the bonus received by employee, if any, during the year immediately prior to such termination; (iii) all benefits as would have been awarded under the agreement  through the expiration of the term thereof; and (iv) payment sufficient to provide for a gross-up of any excise, income, and other taxes resulting from imposition of the parachute penalties of the Internal Revenue Code or applicable state tax laws.  The agreement contains customary confidentiality and indemnification provisions.  For the fiscal year ending December 2011, Mr. Bafer has been paid $25,000 in salary, has an additional $87,500 of salary accrued, and has not received a bonus. As of October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses. Mr. Bafer was not been paid any salary in 2012.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Neither of our directors receives any compensation for his service as a director of the Company.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience in the finance, accounting and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2013 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Alexander Bafer, CEO, CFO, and Director	21,900,000	73.6%
Gary D. Alexander, Vice President and Director	0	0%
William K. Walden and Florence A. Walden, TEN ENT	1,750,000	5.9%
Total all executive officers and directors	21,900,000	73.6%

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Board has determined that Mr. Alexander is an independent director, and that Mr. Bafer is not an independent director.  In making its determination the Board relied upon the independence rules of the NYSE Amex Equities Exchange.

Item 14.    Principal Accountant Fees and Services. (dollars in whole numbers)

The following table shows what Li & Company, PC billed for the audit and other services for the years ended December 31, 2012 and December 31, 2011.

	Year Ended 12/31/ 2012	Year Ended 12/31/11
Audit Fees	$16,500	$16,850
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$16,500	$16,850

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Overview —The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through December 31, 2012	F-3

Consolidated Statement of Equity for the Period from February 20, 2009 (Inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through December 31, 2012	F-5

Notes to the Consolidated Financial Statements	F-6

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Employment Agreement with Alexander Bafer (1)
10.2	Production Services Agreement (2)
10.3	Operating Agreement to York Productions, LLC (2)

21.1	List of Subsidiaries (1)
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011.
(2)	Previously filed as an exhibit to the Company’s Pre Effective Amendment to S-1 Registration Statement filed with the SEC on December 29, 2011.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRICK TOP PRODUCTIONS, INC., a Florida corporation

By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Chairman

Dated: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Chairman

Dated: April 15, 2013

By:	/s/ Gary D. Alexander
Gary D. Alexander,
V.P. and Director

Dated: April 15, 2013

Brick Top Productions, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through December 31, 2012	F-3

Consolidated Statement of Equity for the Period from February 20, 2009 (Inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 and for the Period from February 20, 2009 (Inception) through December 31, 2012	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brick Top Productions, Inc.
(A development stage company)
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Brick Top Productions, Inc., a development stage company, (the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity and cash flows for the years then ended, and for the period from February 20, 2009 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for the years then ended, and for the period from February 20, 2009 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a deficit accumulated during the development stage at December 31, 2012 and had a net loss and net cash used in operating activities for the year then ended, respectively with no revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li andCompany, PC
Li and Company, PC

Skillman, New Jersey
April 15, 2013

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS

Cash	$3,154	$54,400

Total Current Assets	3,154	54,400

COMPUTER EQUIPMENT
Computer equipment	8,897	8,057
Accumulated depreciation	(3,934)	(1,472)

Computer Equipment, net	4,963	6,585

CAPITALIZED PILOT COSTS, net	292,931	292,931

DEPOSITS	2,214	2,214

TOTAL ASSETS	$303,262	$356,130

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accrued expenses	$186,218	$151,022
Advances from stockholders	60,797	56,000

Total Current Liabilities	247,015	207,022

TOTAL LIABILITIES	247,015	207,022

EQUITY

BEICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY

Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value, 100,000,000 shares authorized; 29,692,000 and 29,643,500 shares issued and outstanding, respectively	2,969	2,964

Additional paid-in capital	1,021,146	972,651

Deficit accumulated during the development stage	(967,859)	(826,498)

Total Brick Top Productions, Inc. Stockholders' Equity	56,256	149,117

NON-CONTROLLING INTEREST IN SUBSIDIARY	(9)	(9)

Total Equity	56,247	149,108

TOTAL LIABILITIES AND EQUITY	$303,262	$356,130

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended Ended December 31, 2012	For the year ended Ended December 31, 2011	For the Period from February 20, 2009, (Inception) through December 31, 2012	For the Period from February 20, 2009, (Inception) through December 31, 2011

Revenue	$-	$-	$-	$-

Operating expenses:

Compensation	-	200,000	383,790	383,790
Professional fees	109,982	41,802	248,964	138,982
Marketing	-	5,000	41,777	41,777
Bad debt	-	-	99,000	99,000
Rent	15,356	9,428	84,918	69,562
General and administrative	16,023	55,411	109,419	93,396

Total operating expenses	141,361	311,641	967,868	826,507

Loss before income tax provision and non-controlling interest	(141,361)	(311,641)	(967,868)	(826,507)

Income tax provision	-	-	-	-

Net loss before non-controlling interest	(141,361)	(311,641)	(967,868)	(826,507)
Net loss attributable to non-controlling interest	-	-	(9)	(9)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(141,361)	$(311,641)	$(967,859)	$(826,498)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	29,655,974	29,553,498

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY
For the period from February 20, 2009 (Inception) through December 31, 2012

	COMMON STOCK: $0.0001 PAR VALUE
	NO. OF SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	BRICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY	NON- CONTROLLING INTEREST	TOTAL EQUITY
Founder's Stock, February 20, 2009	22,900,000	$2,290	$-	$-	$2,290	$-	$2,290

Stock issued for consulting, February 2009	100,000	10	9,990		10,000		10,000

Stock issued for cash at $0.10 per share, February through December 2009, net of costs of $15,240	6,250,000	625	609,135		609,760		609,760

Stock issued for cash at $1.00 per share, in December 2009	10,000	1	9,999		10,000		10,000

Net Loss				(354,362)	(354,362)		(354,362)

Balance, December 31, 2009	29,260,000	2,926	629,124	(354,362)	277,688	-	277,688

Stock issued for cash at $1.00 per share, January through December 2010, net of costs of $35,029	208,500	21	173,450		173,471		173,471

Net Loss				(160,495)	(160,495)	(9)	(160,504)

Balance, December 31, 2010	29,468,500	2,947	802,574	(514,857)	290,664	(9)	290,655

Stock issued for cash at $1.00 per share, June through December 2011, net of costs of $4,906	175,000	17	170,077		170,094		170,094

Net Loss				(311,641)	(311,641)	-	(311,641)

Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	(9)	149,108

Stock issued for cash at $1.00 per share, September 2012	35,000	4	34,996	-	35,000	-	35,000

Stock issued for cash at $1.00 per share, November 2012	13,500	1	13,499	-	13,500	-	13,500

Net Loss				(141,361)	(141,361)	-	(141,361)

Balance, December 31, 2012	29,692,000	$2,969	$1,021,146	$(967,859)	$56,256	$(9)	$56,247

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended Ended December 31, 2012	For the year ended Ended December 31, 2011	For the Period from February 20, 2009, (Inception) through September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(141,361)	$(311,641)	$(967,868)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	12,290
Bad debt expense	-	-	99,000
Depreciation	2,463	642	3,935

Changes in operating assets and liabilitites:
Prepaid expenses	-	17,191	-
Other current assets	-	-	(99,000)
Deposits	-	(624)	(2,214)
Accrued expenses	35,195	139,359	186,217

Net cash used in operating activities	(103,703)	(155,073)	(767,640)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	(840)	(5,436)	(8,897)
Capitalized pilot costs	-	(12,766)	(292,931)

Net cash used in investing activities	(840)	(18,202)	(301,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from sale of stock, net of costs	48,500	170,094	1,011,825
Advances from stockholders	4,797	-	60,797

Net cash provided by financing activities	53,297	170,094	1,072,622

CASH RECONCILIATION

Net change in cash	(51,246)	(3,181)	3,154
Cash, beginning of period	54,400	57,581	-

CASH, END OF PERIOD	$3,154	$54,400	$3,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.
(A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

York Productions, LLC	The State of Florida	October 22, 2008 (June 1, 2010)	60%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiary as of the reporting period ending date(s) and for the reporting period(s) then ended.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment and capitalized pilot costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Management will periodically review the recoverability of the capitalized pilot costs. Management takes into consideration various information. If it is determined that a project or property will be abandoned, or its carrying value impaired, a provision will be made for any expected loss on the project or property.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the year ended December 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the year then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	December 31, 2011

Computer equipment	5	$8,897	$8,057

Accumulated depreciation (i)		(3,934)	(1,472)

		$4,963	$6,585

(i)           Depreciation and Amortization Expense

Depreciation and amortization expense for the fiscal year ended December 31, 2012 and 2011 was $2,463 and $642, respectively.

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

On September 12, 2012, the Company sold 30,000 common shares at $1.00 per share, or $30,000 in cash to an individual investor.

On September 17, 2012, the Company sold 5,000 common shares at $1.00 per share, or $5,000 in cash to an individual investor.

On November 6, 2012, the Company sold 8,000 common shares at $1.00 per share, or $8,000 in cash to an individual investor.

On November 19, 2012, the Company sold 3,000 common shares at $1.00 per share, or $3,000 in cash to an individual investor.

On November 28, 2012, the Company sold 2,500 common shares at $1.00 per share, or $2,500 in cash to an individual investor.

Note 8 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	December 31, 2012	December 31, 2011

Advances from chairman, chief executive officer and stockholder	$60,797	$56,000

	$60,797	$56,000

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

Note 9 - Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $967,868 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $329,075 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $48,063 and $105,958 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$329,075	$281,012

Less valuation allowance	(329,075)	(281,012)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Common Stock

In 2013, the Company sold 87,500 common shares at $1.00 per share, for $87,500 in cash to individual investors.