Form 10-Q
period 2013-03-31
Brick Top Productions, Inc.
filed 2013-05-15
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2013
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 7, 2013, was 29,827,000 shares.

BRICK TOP PRODUCTIONS, INC.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION (unaudited)	F-2

Item 1:	Consolidated Financial Statements	F-2

	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	F-2

	Consolidated Statement of Operations – For the Three Months Ended March 31, 2013 and 2012 for the period from February 20, 2009 (Inception) through March 31, 2013	F-3

	Consolidated Statement of Equity for the period from February 20, 2009 (Inception) through March 31, 2013	F-4

	Consolidated Statement of Cash Flows – For the Three Months Ended March 31, 2013 and 2012 and for the period from February 20, 2009 (Inception) through March 31, 2013	F-5

	Notes to Financial Statements	F-6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	6

Item 4:	Controls and Procedures	6

PART II	OTHER INFORMATION	7

Item 1:	Legal Proceedings	7

Item 1A:	Risk Factors	7

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3:	Defaults Upon Senior Securities	7

Item 4:	Submission of Matters to a Vote of Security Holders	7

Item 5:	Other Information	7

Item 6:	Exhibits	7

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Brick Top Productions, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$41,270	$3,154

Total Current Assets	41,270	3,154

COMPUTER EQUIPMENT
Computer equipment	8,897	8,897
Accumulated depreciation	(4,504)	(3,934)

Computer Equipment, net	4,393	4,963

CAPITALIZED PILOT COSTS, net	292,931	292,931

DEPOSITS	-	2,214

TOTAL ASSETS	$338,594	$303,262

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accrued expenses	$158,337	$186,218
Advances from stockholders	61,597	60,797

Total Current Liabilities	219,934	247,015

TOTAL LIABILITIES	219,934	247,015

EQUITY

BEICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY

Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value, 100,000,000 shares authorized; 29,777,000 and 29,692,000 shares issued and outstanding, respectively	2,977	2,969

Additional paid-in capital	1,106,138	1,021,146

Deficit accumulated during the development stage	(990,426)	(967,859)

Total Brick Top Productions, Inc. Stockholders' Equity	118,689	56,256

NON-CONTROLLING INTEREST IN SUBSIDIARY	(29)	(9)

Total Equity	118,660	56,247

TOTAL LIABILITIES AND EQUITY	$338,594	$303,262

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended March 31, 2013	For the three months Ended March 31, 2012	For the Period from February 20, 2009, (Inception) through March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-

Operating expenses:

Compensation	-	-	383,790
Professional fees	17,479	5,350	266,443
Marketing	-	-	41,777
Bad debt	-	-	99,000
Rent	2,332	2,917	87,250
General and administrative	1,764	2,267	111,183

Total operating expenses	21,575	10,534	989,443

Other (income) expenses:
Interest expense	1,012	-	1,012

Total other (income) expense	1,012	-	1,012

Loss before income tax provision and non-controlling interest	(22,587)	(10,534)	(990,455)

Income tax provision	-	-	-

Net loss before non-controlling interest	(22,587)	(10,534)	(990,455)
Net loss attributable to non-controlling interest	(20)	-	(29)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(22,567)	$(10,534)	$(990,426)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	29,694,383	29,643,500

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY
For the period from February 20, 2009 (Inception) through March 31, 2013
(Unaudited)

				DEFICIT
				ACCUMULATED	BRICK TOP
			ADDITIONAL	DURING THE	PRODUCTIONS, INC.	NON-
	COMMON STOCK: $0.0001 PAR VALUE		PAID IN	DEVELOPMENT	STOCKHOLDERS'	CONTROLLING	TOTAL
	NO. OF SHARES	AMOUNT	CAPITAL	STAGE	EQUITY	INTEREST	EQUITY

Founder's Stock, February 20, 2009	22,900,000	$2,290	$-	$-	$2,290	$-	$2,290

Stock issued for consulting, February 2009	100,000	10	9,990		10,000		10,000

Stock issued for cash at $0.10 per share, February through December 2009, net of costs of $15,240	6,250,000	625	609,135		609,760		609,760

Stock issued for cash at $1.00 per share, in December 2009	10,000	1	9,999		10,000		10,000

Net Loss				(354,362)	(354,362)		(354,362)

Balance, December 31, 2009	29,260,000	2,926	629,124	(354,362)	277,688	-	277,688

Stock issued for cash at $1.00 per share, January through December 2010, net of costs of $35,029	208,500	21	173,450		173,471		173,471

Net Loss				(160,495)	(160,495)	(9)	(160,504)

Balance, December 31, 2010	29,468,500	2,947	802,574	(514,857)	290,664	(9)	290,655

Stock issued for cash at $1.00 per share, June through December 2011, net of costs of $4,906	175,000	17	170,077		170,094		170,094

Net Loss				(311,641)	(311,641)		(311,641)

Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	(9)	149,108

Stock issued for cash at $1.00 per share, September 2012	35,000	4	34,996		35,000		35,000

Stock issued for cash at $1.00 per share, November 2012	13,500	1	13,499		13,500		13,500

Net Loss				(141,361)	(141,361)		(141,361)

Balance, December 31, 2012	29,692,000	2,969	1,021,146	(967,859)	56,256	(9)	56,247

Stock issued for cash at $1.00 per share, January 2013	25,000	2	24,998		25,000		25,000

Stock issued for cash at $1.00 per share, February 2013	37,500	4	37,496		37,500		37,500

Stock issued for cash at $1.00 per share, March 2013	22,500	2	22,498		22,500		22,500

Net Loss				(22,567)	(22,567)	(20)	(22,587)

Balance, March 31, 2013	29,777,000	$2,977	$1,106,138	$(990,426)	$118,689	$(29)	$118,660

See accompanying notes to the consolidated financial statements.

 BRICK TOP PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended March 31, 2013	For the three months Ended March 31, 2012	For the Period from February 20, 2009, (Inception) through March 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss before non-controlling interest	$(22,587)	$(10,534)	$(990,455)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	12,290
Bad debt expense	-	-	99,000
Depreciation	570	584	4,505

Changes in operating assets and liabilitites:
Prepaid expenses	-	(7,604)	-
Other current assets	-	-	(99,000)
Deposits	2,214	-	-
Accrued expenses	(27,881)	(2,022)	158,336

Net cash used in operating activities	(47,684)	(19,576)	(815,324)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	-	(8,897)
Capitalized pilot costs	-	-	(292,931)

Net cash used in investing activities	-	-	(301,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from sale of stock, net of costs	85,000	-	1,096,825
Advances from stockholders	800	(202)	61,597

Net cash provided by financing activities	85,800	(202)	1,158,422

Net change in cash	38,116	(19,778)	41,270

Cash, beginning of period	3,154	54,400	-

CASH, END OF PERIOD	$41,270	$34,622	$41,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.
(A Development Stage Company)
March 31, 2013 and 2012
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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on April 15, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment and capitalized pilot costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended March 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the period ended March 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	December 31, 2012

Computer equipment	5	$8,897	$8,897

Accumulated depreciation (i)		(4,504)	(3,934)

		$4,393	$4,963

Depreciation and Amortization Expense

Depreciation and amortization expense for the period ended March 31, 2013 and 2012 was $570 and $584, respectively.

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

On January 17, 2013, the Company sold 25,000 common shares at $1.00 per share, or $25,000 in cash to an individual investor.

On February 22, 2013, the Company sold 35,000 common shares at $1.00 per share, or $35,000 in cash to individual investors.

On February 27, 2013, the Company sold 2,500 common shares at $1.00 per share, or $2,500 in cash to an individual investor.

On March 15, 2013, the Company sold 2,500 common shares at $1.00 per share, or $2,050 in cash to an individual investor.

On March 19, 2013, the Company sold 15,000 common shares at $1.00 per share, or $15,000 in cash to individual investors.

On March 22, 2013, the Company sold 5,000 common shares at $1.00 per share, or $5,000 in cash to an individual investor.

Note 8 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	March 31, 2013	December 31, 2012

Advances from chairman, chief executive officer and stockholder	$61,597	$60,797

	$61,597	$60,797

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

Common Stock

In April 2013, the Company sold 50,000 common shares at $1.00 per common share, or $50,000 in cash to a 6 investors.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

		Three Months Ended March 31,			Period from February 20, 2009 (Inception) to March 31, 2013
	2013		2012
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$(21,575)		$(10,534)		$(989,443)
Net Loss from Operations before non-controlling interest		$(22,587)		$(10,534)		$(990,455)
Net Loss attributable to non-controlling interest		$(20)		$-		$(29)
Net Loss attributable to Brick Top Productions’ stockholders		$(22,567)		$(10,534)		$(990,426)

Revenues for the three months ended March 31, 2013 were $0 as compared to $0 for the three months ended March 31, 2012. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the three months ended March 31, 2013 were $1,764 compared to $2,267 for the three months ended March 31, 2012.   The Company has realized a net loss of $22,567 for the three months ended March 31, 2013 compared to a net loss of $10,534 for the three months ended March 31, 2012.

Liquidity and Capital Resources

	Three Months Ended March 31, 2103	Three Months Ended March 31, 2012	For the Period from February 20, 2009 (Inception) to March 31, 2013
Net Cash (Used In) Provided by Operating Activities	$(47,684)	$(19,576)	$(815,324)
Net Cash Used in Investing Activities	$-	$-	$(301,828)
Net Cash (Used In) Provided by Financing Activities	$85,800	$(202)	$1,158,422
Net Change in Cash	$38,116	$(19,778)	$41,270

As of March 31, 2013, our total assets were $338,594 and our total liabilities were $219,934 and we had negative working capital of $(178,664). Our financial statements report a net loss of $22,567 for the three months ended March 31, 2013, a net loss of $10,534 for the three months ended March 31, 2012, a net loss of $990,426 for the period from February 20, 2009 (date of inception) to March 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Our management has determined that, as of March 31, 2013, the Company's disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

On January 25, 2013, Gary Alexander became a director and Vice President of the Company.  Mr. Alexander has extensive experience in accounting and finance, and provides additional depth in each area.  Additionally, Mr. Alexander’s anticipated involvement in the Company will further segregate the duties within the Company.  Other than the foregoing, there have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2013.

PART II – OTHER INFORMATION

Item 1:       Legal Proceedings

Not applicable.

Item 1A:    Risk Factors

Not applicable.

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company received $85,000 for the sale of 85,000 shares of the Company’s common stock to nine accredited investors.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The purchasers received current information relating to the Company and had the ability to ask questions about the Company.  Certificates representing the shares of Common Stock will be issued with appropriate restrictive legends.

Item 3:       Defaults Upon Senior Securities

Not applicable.

Item 4:       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:       Other Information

None.

Item 6:       Exhibits

The following exhibits are filed with this report on Form 10-Q:

Exhibit	Title

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

BRICK TOP PRODUCTIONS, INC.

Date: May 15, 2013	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer