Form 10-Q
period 2013-06-30
Brick Top Productions, Inc.
filed 2013-08-19
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2013

Commission File Number: 333-176093

BRICK TOP PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 275, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip code)

(561) 962-4175

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] N [ X ].

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 8, 2013, was 29,827,000 shares.

BRICK TOP PRODUCTIONS, INC. INDEX

	PART I – FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-3

	Consolidated Statement of Operations – For the Three and Six Months Ended June 30, 2013 and 2012 for the period from February 20, 2009 (Inception) through June 30, 2013	F-4

	Consolidated Statement of Equity for the period from February 20, 2009 (Inception) through June 30, 2013	F-5

	Consolidated Statement of Cash Flows – For the Six Months Ended June 30, 2013 and 2012 and for the period from February 20, 2009 (Inception) through June 30, 2013	F-7

	Notes to Financial Statements (Unaudited)	F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Brick Top Productions, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from February 20, 2009 (Inception) through June 30, 2013 (Unaudited)	F-4

Consolidated Statement of Equity for the Period from February 20, 2009 (Inception) through June 30, 2013 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from February 20, 2009 (Inception) through June 30, 2013 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$48,507	$3,154

Total Current Assets	48,507	3,154

COMPUTER EQUIPMENT
Computer equipment	8,897	8,897
Accumulated depreciation	(5,075)	(3,934)

Computer Equipment, net	3,822	4,963

CAPITALIZED PILOT COSTS, net	292,931	292,931

DEPOSITS	2,214	2,214

TOTAL ASSETS	$347,474	$303,262

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accrued expenses	$159,933	$186,218
Advances from stockholders	61,597	60,797

Total Current Liabilities	221,530	247,015

TOTAL LIABILITIES	221,530	247,015

EQUITY

BEICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY

Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value, 100,000,000 shares authorized; 29,827,000 and 29,692,000 shares issued and outstanding, respectively	2,982	2,969

Additional paid-in capital	1,156,133	1,021,146

Deficit accumulated during the development stage	(1,033,118)	(967,859)

Total Brick Top Productions, Inc. Stockholders' Equity	125,997	56,256

NON-CONTROLLING INTEREST IN SUBSIDIARY	(53)	(9)

Total Equity	125,944	56,247

TOTAL LIABILITIES AND EQUITY	$347,474	$303,262

See accompanying notes to the consolidated financial statements

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the six months Ended June 30, 2013	For the three months Ended June 30, 2013	For the six months Ended June 30, 2012	For the three months Ended June 30, 2012	For the Period from February 20, 2009, (Inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-	$-	$-

Operating expenses:

Compensation	-	-	-	-	383,790
Professional fees	56,185	38,706	35,415	30,065	305,149
Marketing	-	-	-	-	41,777
Bad debt	-	-	-	-	99,000
Rent	2,450	118	7,266	4,349	87,368
General and administrative	5,656	3,892	6,669	4,402	115,075

Total operating expenses	64,291	42,716	49,350	38,816	1,032,159

Other (income) expenses:
Interest expense	1,012	-	-	-	1,012

Total other (income) expense	1,012	-	-	-	1,012

Loss before income tax provision and non-controlling interest	(65,303)	(42,716)	(49,350)	(38,816)	(1,033,171)

Income tax provision	-	-	-	-	-

Net loss before non-controlling interest	(65,303)	(42,716)	(49,350)	(38,816)	(1,033,171)
Net loss attributable to non-controlling interest	(44)	(24)	-	-	(53)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(65,259)	$(42,692)	$(49,350)	$(38,816)	$(1,033,118)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	29,776,189	29,820,215	29,643,500	29,643,500

See accompanying notes to the consolidated financial statements

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF EQUITY

	COMMON STOCK: $0.0001 PAR VALUE		ADDITIONAL	DEFICIT ACCUMULATED DURING THE	BRICK TOP PRODUCTIONS, INC.	NON-
	NO. OF SHARES	AMOUNT	PAID IN CAPITAL	DEVELOPMENT STAGE	STOCKHOLDERS' EQUITY	CONTROLLING INTEREST	TOTAL EQUITY

Founder's Stock, February 20, 2009	22,900,000	$2,290	$-	$-	$2,290	$-	$2,290

Stock issued for consulting, February 2009	100,000	10	9,990		10,000		10,000

Stock issued for cash at $0.10 per share, February through December 2009, net of costs of $15,240	6,250,000	625	609,135		609,760		609,760

Stock issued for cash at $1.00 per share, in December 2009	10,000	1	9,999		10,000		10,000

Net Loss				(354,362)	(354,362)		(354,362)

Balance, December 31, 2009	29,260,000	2,926	629,124	(354,362)	277,688	-	277,688

Stock issued for cash at $1.00 per share, January through December 2010, net of costs of $35,029	208,500	21	173,450		173,471		173,471

Net Loss				(160,495)	(160,495)	(9)	(160,504)

Balance, December 31, 2010	29,468,500	2,947	802,574	(514,857)	290,664	(9)	290,655

Stock issued for cash at $1.00 per share, June through December 2011, net of costs of $4,906	175,000	17	170,077		170,094		170,094

Net Loss				(311,641)	(311,641)		(311,641)

Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	(9)	149,108

Stock issued for cash at $1.00 per share, September 2012	35,000	4	34,996		35,000		35,000

Stock issued for cash at $1.00 per share, November 2012	13,500	1	13,499		13,500		13,500

Net Loss				(141,361)	(141,361)		(141,361)

Balance, December 31, 2012	29,692,000	2,969	1,021,146	(967,859)	56,256	(9)	56,247

Stock issued for cash at $1.00 per share, January 2013	25,000	2	24,998		25,000		25,000

Stock issued for cash at $1.00 per share, February 2013	37,500	4	37,496		37,500		37,500

Stock issued for cash at $1.00 per share, March 2013	22,500	2	22,498		22,500		22,500

Stock issued for cash at $1.00 per share, April 2013	50,000	5	49,995		50,000		50,000

Net Loss				(65,259)	(65,259)	(44)	(65,303)

Balance, June 30, 2013	29,827,000	$2,982	$1,156,133	$(1,033,118)	$125,997	$(53)	$125,944

See accompanying notes to the consolidated financial statements

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months Ended June 30, 2013	For the six months Ended June 30, 2012	For the Period from February 20, 2009, (Inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss before non-controlling interest	$(65,303)	$(49,350)	$(1,033,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	12,290
Bad debt expense	-	-	99,000
Depreciation	1,141	1,167	5,076

Changes in operating assets and liabilitites:
Prepaid expenses	-	(7,604)	-
Other current assets	-	-	(99,000)
Deposits	-	-	(2,214)
Accrued expenses	(26,285)	16,043	159,932

Net cash used in operating activities	(90,447)	(39,744)	(858,087)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	-	(8,897)
Capitalized pilot costs	-	-	(292,931)

Net cash used in investing activities	-	-	(301,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from sale of stock, net of costs	135,000	-	1,146,825
Advances from stockholders	800	(202)	61,597

Net cash provided by financing activities	135,800	(202)	1,208,422

Net change in cash	45,353	(39,946)	48,507

Cash, beginning of period	3,154	54,400	-

CASH, END OF PERIOD	$48,507	$14,454	$48,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

Brick Top Productions, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Brick Top Productions, Inc.

Brick Top Productions, Inc. (the “Company”) was incorporated under the laws of the State of Florida on February 20, 2009 under the name “York Entertainment, Inc.”

Acquisition of a Majority Equity Interest of York Productions, LLC

York Productions, LLC (“York” or “LLC”) was organized under the laws of the State of Florida on October 22, 2008. On June 1, 2010, the Company acquired 6,000 Class A units of York Productions, LLC for $75,000, representing a 60% equity interest. Prior to June 1, 2010 (the date of acquisition) York Productions, LLC was inactive. Initial operations of the LLC have included organization and incorporation, target market identification, new product development, marketing plans, capital formation and the production of the pilot “the Doorman.”

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if, any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

York Productions, LLC	The State of Florida	October 22, 2008	60%
		(June 1, 2010)

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

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) years. Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Non-Controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in York Productions, LLC, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity. Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, York Productions, LLC. Non- controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-50-2(f) (2) (i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2) (ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●

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

●

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

●

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

●

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●

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

●

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	December 31, 2012

Computer Equipment	5	$8,897	$8,897

Accumulated Depreciation (i)		(5,075)	(3,934)

		$3,822	$4,963

Depreciation and Amortization Expense

Depreciation and amortization expense for the period ended June 30, 2013 and 2012 was $1,141 and $1,167, respectively.

Note 5 - Capitalized Pilot Costs

On June 4, 2010, the Company’s majority owned subsidiary, York Productions, LLC, entered into a Production Services Agreement with Nick Nick, Inc. Under this agreement, York Productions, LLC contributed $85,000 in capital to Nick Nick, Inc. for the production of the “Doorman” pilot. Additionally, York Productions, LLC is assigned rights to “Intellectual Property” by Nick Nick Inc.

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

On April 8, 2013, the Company sold 2,500 common shares at $1.00 per share, or $2,500 in cash to an individual investor.

On April 10, 2013, the Company sold 25,000 common shares at $1.00 per share, or $25,000 in cash to an individual investor.

On April 10, 2013, the Company sold 5,000 common shares at $1.00 per share, or $5,000 in cash to an individual investor.

On April 17, 2013, the Company sold 5,000 common shares at $1.00 per share, or $5,000 in cash to an individual investor.

On April 17, 2013, the Company sold 2,500 common shares at $1.00 per share, or $2,500 in cash to an individual investor.

On April 17, 2013, the Company sold 10,000 common shares at $1.00 per share, or $10,000 in cash to an individual investor.

Note 8 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	June 30, 2013	December 31, 2012

Advances from chairman, chief executive officer and stockholder	$61,597	$60,797

	$61,597	$60,797

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

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward- looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements of Company include the accounts of Brick Top Productions and its majority-owned subsidiary, York Productions, LLC. All significant intercompany balances and transactions have been eliminated.

Income Taxes

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For additional discussion regarding the JOBS Act and the exemptions available to “emerging growth companies” thereunder, please refer to the risk factor entitled “We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors” contained in the section entitled “Risk Factors” in our Prospectus as filed with the SEC on August 9, 2012.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

		Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Period from February 20, 2009 (Inception) to June 30, 2013
	2013		2012
Revenue	$	Nil	$ Nil	$	Nil
Operating Expenses		$25,339	$38,816		$1,015,794
Net Loss from Operations before non-controlling interest		$25,339	$38,816		$1,015,794
Net Loss attributable to non-controlling interest		$(24)	$-		$(53)
Net Loss attributable to Brick Top Productions’ stockholders		$25,315	$38,816		$1,015,741

Revenues for the three months ended June 30, 2013 were $0 as compared to $0 for the three months ended June 30, 2012. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the three months ended June 30, 2013 were $22,587 compared to $10,534 for the three months ended June 30, 2012. General and Administrative expenses increased as a result of Management’s efforts to enhance corporate visibility within the film industry. The Company has realized a net loss of $25,315 for the three months ended June 30, 2013 compared to a net loss of $38,816 for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 20, 2009 (Inception) to June 30, 2013
	2013		2012
Revenue	$	Nil	$ Nil	$	Nil
Operating Expenses		$47,926	$49,350		$1,015,794
Net Loss from Operations before non-controlling interest		$47,926	$49,350		$1,015,794
Net Loss attributable to non-controlling interest		$(44)	$-		$(24)
Net Loss attributable to Brick Top Productions’ stockholders		$47,882	$49,350		$1,015,771

Revenues for the six months ended June 30, 2013 were $0 as compared to $0 for the six months ended June 30, 2012. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the six months ended June 30, 2013 were $24,710 compared to $6,669 for the six months ended June 30, 2012. General and Administrative expenses increased as a result of Management’s efforts to enhance corporate visibility within the film industry. The Company has realized a net loss of $47,882 for the six months ended June 30, 2013 compared to a net loss of $49,350 for the six months ended June 30, 2012.

Liquidity and Capital Resources

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 20, 2009 (Inception) to June 30, 2013
Net Cash (Used In) Provided by Operating Activities	$(90,448)	$(39,744)	$(808,088)
Net Cash Used in Investing Activities	$-	$-	$(301,828)
Net Cash (Used In) Provided by Financing Activities	$135,800	$(202)	$1,158,422
Net Change in Cash	$45,352	$(39,946)	$48,506

As of June 30, 2013, our total assets were $347,473 and our total liabilities were $204,153 and we had negative working capital of $(155,646). Our financial statements report a net loss of $47,926 for the six months ended June 30, 2013, a net loss of $49,350 for the six months ended June 30, 2012, a net loss of $1,015,794 for the period from February 20, 2009 (date of inception) to June 30, 2013.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Our management has determined that, as of June 30, 2013, the Company's disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

On January 25, 2013, Gary Alexander became a director and Vice President of the Company. Mr. Alexander has extensive experience in accounting and finance, and provides additional depth in each area. Additionally, Mr. Alexander’s increasing involvement in the Company further segregates the duties within the Company. Other than the foregoing, there has been no change in internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:        Legal Proceedings

None.

Item 1A:     Risk Factors

Not applicable.

Item 2:        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, the Company received $50,000 for the sale of 50,000 shares of the Company’s common stock to six accredited investors. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the shares of Common Stock will be issued with appropriate restrictive legends

Item 3:        Defaults Upon Senior Securities

Not applicable.

Item 4:        Mine Safety Disclosures

Not applicable.

Item 5:        Other Information

None.

Item 6:        Exhibits

Exhibits	Title

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

BRICK TOP PRODUCTIONS, INC
Date: August 14, 2013	By:	/s/ Alexander Bafer
Chief Executive Officer and
Chief Financial Officer