Form 10-Q
period 2013-09-30
Brick Top Productions, Inc.
filed 2013-11-19
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] N [ X ]

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 13, 2013, was 29,945,000 shares.

BRICK TOP PRODUCTIONS, INC. INDEX

	PART I – FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements	F-2

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	F-2

	Consolidated Statement of Operations – For the Three and Nine Months Ended September 30, 2013 and 2012 for the period from February 20, 2009 (Inception) through September 30, 2013	F-3

	Consolidated Statement of Equity for the period from February 20, 2009 (Inception) through September 30, 2013	F-4

	Consolidated Statement of Cash Flows – For the Nine Months Ended September 30, 2013 and 2012 and for the period from February 20, 2009 (Inception) through September 30, 2013	F-5

	Notes to Financial Statements (Unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Brick Top Productions, Inc.

(A Development Stage Company)

September 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 and for the Period from February 20, 2009 (Inception) through September 30, 2013 (Unaudited)

F-3

Consolidated Statement of Equity for the Period from February 20, 2009 (Inception) through September 30, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the Period from February 20, 2009 (Inception) through September 30, 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$130,519	$3,154

Total Current Assets	130,519	3,154

COMPUTER EQUIPMENT
Computer equipment	8,897	8,897
Accumulated depreciation	(5,645)	(3,934)

Computer Equipment, net	3,252	4,963

CAPITALIZED PILOT COSTS, net	292,931	292,931

DEPOSITS	1,985	2,214

TOTAL ASSETS	$428,687	$303,262

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accrued expenses	$169,538	$186,218
Advances from stockholders	60,847	60,797

Total Current Liabilities	230,385	247,015

TOTAL LIABILITIES	230,385	247,015

EQUITY

BRICK TOP PRODUCTIONS, INC. STOCKHOLDERS' EQUITY

Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value, 100,000,000 shares authorized; 29,945,000 and 29,692,000 shares issued and outstanding, respectively	2,994	2,969

Additional paid-in capital	1,274,121	1,021,146

Deficit accumulated during the development stage	(1,078,736)	(967,859)

Total Brick Top Productions, Inc. Stockholders' Equity	198,379	56,256

NON-CONTROLLING INTEREST IN SUBSIDIARY	(77)	(9)

Total Equity	198,302	56,247

TOTAL LIABILITIES AND EQUITY	$428,687	$303,262

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months Ended September 30, 2013	For the nine months Ended September 30, 2012	For the three months Ended September 30, 2013	For the three months Ended September 30, 2012	For the Period from February 20, 2009, (Inception) through September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-	$-	$-

Operating expenses:

Compensation	-	-	-	-	383,790
Professional fees	95,250	81,436	40,536	46,021	344,214
Marketing	-	-	-	-	41,777
Bad debt	-	-	-	-	99,000
Rent	1,702	13,743	792	6,477	86,620
General and administrative	12,724	13,036	5,735	6,367	122,143

Total operating expenses	109,676	108,215	47,063	58,865	1,077,544

Other (income) expense, net	1,269	-	49	-	1,269

Total other (income) expense	1,269	-	49	-	1,269

Loss before income tax provision and non-controlling interest	(110,945)	(108,215)	(47,112)	(58,865)	(1,078,813)

Income tax provision	-	-	-	-	-

Net loss before non-controlling interest	(110,945)	(108,215)	(47,112)	(58,865)	(1,078,813)
Net loss attributable to non-controlling interest	(68)	-	(24)	-	(77)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(110,877)	$(108,215)	$(47,088)	$(58,865)	$(1,078,736)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	29,709,984	29,646,438	29,715,448	29,652,251

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF EQUITY

For the period from February 20, 2009 (Inception) through September 30, 2013

(Unaudited)

	COMMON STOCK: $0.0001 PAR VALUE		ADDITIONAL	DEFICIT ACCUMULATED DURING THE	BRICK TOP PRODUCTIONS, INC.	NON-
	NO. OF SHARES	AMOUNT	PAID IN CAPITAL	DEVELOPMENT STAGE	STOCKHOLDERS' EQUITY	CONTROLLING INTEREST

Founder's Stock, February 20, 2009	22,900,000	$2,290	$-	$-	$2,290	$-

Stock issued for consulting, February 2009	100,000	10	9,990		10,000

Stock issued for cash at $0.10 per share, February through December 2009, net of costs of $15,240	6,250,000	625	609,135		609,760

Stock issued for cash at $1.00 per share, in December 2009	10,000	1	9,999		10,000

Net Loss				(354,362)	(354,362)

Balance, December 31, 2009	29,260,000	2,926	629,124	(354,362)	277,688	-

Stock issued for cash at $1.00 per share, January through December 2010, net of costs of $35,029	208,500	21	173,450		173,471

Net Loss				(160,495)	(160,495)	(9)

Balance, December 31, 2010	29,468,500	2,947	802,574	(514,857)	290,664	(9)

Stock issued for cash at $1.00 per share, June through December 2011, net of costs of $4,906	175,000	17	170,077		170,094

Net Loss				(311,641)	(311,641)

Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	(9)

Stock issued for cash at $1.00 per share, September 2012	35,000	4	34,996		35,000

Stock issued for cash at $1.00 per share, November 2012	13,500	1	13,499		13,500

Net Loss				(141,361)	(141,361)

Balance, December 31, 2012	29,692,000	2,969	1,021,146	(967,859)	56,256	(9)

Stock issued for cash at $1.00 per share, January 2013	25,000	2	24,998		25,000

Stock issued for cash at $1.00 per share, February 2013	37,500	4	37,496		37,500

Stock issued for cash at $1.00 per share, March 2013	22,500	2	22,498		22,500

Stock issued for cash at $1.00 per share, April 2013	50,000	5	49,995		50,000

Stock issued for cash at $1.00 per share, August 2013	50,000	5	49,995		50,000

Stock issued for cash at $1.00 per share, September 2013	68,000	7	67,993		68,000

Net Loss				(110,877)	(110,877)	(68)

Balance, September 30, 2013	29,945,000	$2,994	$1,274,121	$(1,078,736)	$198,379	$(77)

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30, 2013	For the Nine months Ended September 30, 2012	For the Period from February 20, 2009, (Inception) through September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss before non-controlling interest	$(110,945)	$(108,215)	$(1,078,813)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	12,290
Bad debt expense	-	-	99,000
Depreciation	1,711	1,815	5,646

Changes in operating assets and liabilitites:
Prepaid expenses	-	(7,604)	-
Other current assets	-	-	(99,000)
Deposits	229	-	(1,985)
Accrued expenses	(16,680)	29,924	169,537

Net cash used in operating activities	(125,685)	(84,080)	(893,248)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	(840)	(8,897)
Capitalized pilot costs	-	-	(292,931)

Net cash used in investing activities	-	(840)	(301,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from sale of stock, net of costs	253,000	35,000	1,264,825
Advances from stockholders	50	(203)	60,847

Net cash provided by financing activities	253,050	34,797	1,325,672

Net change in cash	127,365	(50,123)	130,596

Cash, beginning of period	3,154	54,400	-

CASH, END OF PERIOD	$130,519	$4,277	$130,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

(A Development Stage Company)

September 30, 2013 and 2012

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	December 31, 2012

Computer equipment	5	$8,897	$8,897

Accumulated depreciation (i)		(5,645)	(3,934)

		$3,252	$4,963

(i)	Depreciation and Amortization Expense

Depreciation and amortization expense was $1,711 and $1,815 for the period ended September 30, 2013 and 2012, respectively.

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

On April 10, 2013, the Company sold 30,000 common shares at $1.00 per share, or $30,000 in cash to two (2) investors.

On April 17, 2013, the Company sold 17,500 common shares at $1.00 per share, or $17,500 in cash to three (3) investors.

On August 13, 2013, the Company sold 50,000 common shares at $1.00 per share, or $50,000 in cash to five (5) investors.

On September 27, 2013, the Company sold 68,000 common shares at $1.00 per share, or $68,000 in cash to four (4) investors.

Note 8 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	September 30, 2013	December 31, 2012

Advances from chairman, chief executive officer and stockholder	$60,847	$60,797

	$60,847	$60,797

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

Note 9 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed.

Common Stock

On October 2, 2013, the Company sold 60,000 common shares at $1.00 per share, or $60,000 in cash to three (3) investors.

On October 4, 2013, the Company sold 10,000 common shares at $1.00 per share, or $10,000 in cash to two (2) investors.

On October 8, 2013, the Company sold 3,000 common shares at $1.00 per share, or $3,000 in cash to an individual investor.

On October 15, 2013, the Company sold 5,500 common shares at $1.00 per share, or $5,500 in cash to two (2) investors.

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

For additional discussion regarding the JOBS Act and the exemptions available to “emerging growth companies” there under, please refer to the risk factor entitled “We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors” contained in the section in our Prospectus as filed with the SEC on August 9, 2012 entitled “Risk Factors.”

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Period from February 20, 2009 (Inception) to September 30, 2013

Revenue	$Nil	$Nil	$Nil
Operating Expenses	$47,063	$58,865	$1,077,544
Net Loss from Operations before non-controlling interest	$47,112	$58,865	$1,078,813
Net Loss attributable to non-controlling interest	$(24)	$-	$(77)
Net Loss attributable to Brick Top Productions’ stockholders	$47,088	$58,865	$1,078,736

Revenues for the three months ended September 30, 2013 were $0 as compared to $0 for the three months ended September 30, 2012. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the three months ended September 30, 2013 were $5,735 compared to $6,367for the three months ended September 30, 2012. The Company has realized a net loss of $47,088 for the three months ended September 30, 2013 compared to a net loss of $58,865 for the three months ended September 30, 2012. The decrease of $11,777 is primarily attributable to reduced professional fees.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 20, 2009 (Inception) to September 30, 2013

Revenue	$Nil	$Nil	$Nil
Operating Expenses	$109,676	$108,215	$1,077,544
Net Loss from Operations before non-controlling interest	$110,945	$108,215	$1,078,813
Net Loss attributable to non-controlling interest	$(68)	$(24)	$(77)
Net Loss attributable to Brick Top Productions’ stockholders	$110,877	$108,191	$1,078,736

Revenues for the nine months ended September 30, 2013 were $0 as compared to $0 for the nine months ended September 30, 2012. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the nine months ended September 30, 2013 were $12,724 compared to $13,036 for the nine months ended September 30, 2012. The Company has realized a net loss of $110,877 for the nine months ended September 30, 2013 compared to a net loss of $108,191 for the nine months ended September 30, 2012.

Liquidity and Capital Resources	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 20, 2009 (Inception) to September 30, 2013
Net Cash Used In Operating Activities	$(110,945)	$(108,215)	$(1,078,813)
Net Cash Used in Investing Activities	$-	$(840)	$(893,325)
Net Cash (Used In) Provided by Financing Activities	$253,050	$34,797	$1,325,672
Net Change in Cash	$127,365	$(50,123)	$130,519

As of September 30, 2013, our total assets were $428,687 and our total liabilities were $230,385 and we had negative working capital of $(99,866). Our financial statements report a net loss of $110,877 for the nine months ended September 30, 2013, a net loss of $108,191 for the nine months ended September 30, 2012, and a net loss of $1,078,736 for the period from February 20, 2009 (date of inception) to September 30, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Not applicable

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Our management has determined that, as of September 30, 2013, the Company's disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

On January 25, 2013, Gary Alexander became a director and Vice President of the Company. Mr. Alexander has extensive experience in accounting and finance, and provides additional depth in each area. Additionally, Mr. Alexander’s involvement in the Company further segregates the duties within the Company. Other than the foregoing, there have been no increasing changes in internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 1A:	Risk Factors

Not applicable.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company received $118,000 for the sale of 118,000 shares of the Company’s common stock to nine accredited investors. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the shares of Common Stock will be issued with appropriate restrictive legends

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Safety Disclosures

Not applicable.

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit	Item

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL           (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRICK TOP PRODUCTIONS, INC
Date: November 19, 2013	By: /s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer