Form 10-K
period 2013-12-31
Brick Top Productions, Inc.
filed 2014-04-16
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number 333-176093

Brick Top Productions, Inc.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 Glades Road, Ste. 500, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (561) 826-9307

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [ ]  Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [ ]  Yes    [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes    [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X]  Yes    [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

 [ ]  Yes    [X]  No

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 31, 2014 is 30,914,500.

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

Item 1.

BUSINESS.

Introduction

Brick Top Productions, Inc., is a corporation organized on February 20, 2009, under the laws of the State of Florida.  The Company was organized for the purpose of financing, producing and distributing to third parties one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets. Brick Top Productions, Inc., has expanded its focus to the acquisition and financing of, profitable synergistic entertainment production companies. We will need to raise additional capital to implement our current business plan.

We have completed pre-production and post-production of a television pilot titled “Nick The Doorman”. We are actively interviewing persons to serve as a show runner for the pilot.  A “show runner” is a person that is responsible for presenting a television pilot or idea for sale to major television networks through his or her professional industry contacts. Show runners are only paid if and when a show is sold to a network, at which point we would receive revenue. The show runner’s compensation would be a predetermined fee set in his or her agreement with the company. This fee will be anywhere from 3 to 5% of the total commitment that the network will pay for the project. This process can take anywhere from approximately 3 months to as long as 36 months from the date of project completion. Nicholas Turturro, the writer and producer of the pilot, has estimated that the project will be marketable for approximately 4 to 6 years, at which point the market demand for the actors associated with the project may become stale. The company intends to market the project for four to six years based on Mr. Turturro’s opinion. This opinion is based solely on Mr. Turturro’s past industry experience. Mr. Turturro’s opinion may prove to be incorrect and the project may not be marketable for as long as he believes it will. We are also considering completing the project as a full length feature film. We have a LOI from a distributor that is interested in distributing “Nick The Doorman” as a full length feature film. This would require us to shoot an additional 90 minutes of footage to combine with the existing 90 minutes that we already have. Nick Turturro believes this will increase the projects marketability. The cost to complete would be an additional $100,000.

We have completed the acquisition of the rights to a screenplay written by Nicholas Turturro titled “Bless Me Father.” We intend to finance, produce and sell the distribution rights once we have the additional capital necessary to do so. We expect total project costs to be approximately $300,000. This project would be facilitated through our subsidiary York Productions II LLC. The budget for this project would consist of approximately $17,000 for writers and scripts, $10,000 for a Line Producer, $30,000 for a Director, $105,000 for the cast, $10,000 for travel/living expenses, $17,000 for production staff, $10,000 for set design and construction, $5,0000 for lighting, $10,000 for camera and sound operators, $12,000 for wardrobe and hair/makeup, $22,000 for transportation, $27,000 for locations/unit expenses and $25,000 for post-production, editing  and music. We can begin development as soon as we raise the additional necessary capital required to fund this project. This project would take approximately 6 months from acquisition of the rights to completion of post-production. Upon completion we would attempt to pre-sell the distribution rights abroad, at no additional cost to the Company in order to generate revenue and fully or partially cover the costs of the project. This phase of the project would take approximately 90 - 120 days to complete if successful.

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

We have explored and negotiated an agreement for the construction of a platform necessary to disseminate content (a series of 5-10 minute shorts) via a smart phone application.  We already have over 90 minutes of completed footage from filming “Nick The Doorman”.  The estimated cost is approximately $50,000. The first step is analysis and design which will cost $6,000 and take approximately 2 weeks. The development (coding) will cost $30,000 and take approximately 2 months to complete. The quality control will cost $10,000 and take approximately 1 week. The final step is deployment which will cost $4,000 and will be completed in three days. We will require additional capital to complete this project. Our goal is to advertise our link through various social networking sites which will drive traffic to our site which in turn will create a desirable advertising venue. This part of the project will not require additional capital and will take approximately 3 to 5 months. We anticipate this entire process to take approximately 6 to 8 months from start to completion at which time we would expect it to begin generating revenue.

On December 24, 2013, the Company entered into a Stock Purchase Agreement with Martin Fischer (the “SPA”), pursuant to which the Company acquired from Mr. Fischer seventy-five (75%) percent of the issued and outstanding stock (the “Shares”) of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment (“High Five”), making High Five a majority owned subsidiary of the Company. Under the terms of the SPA, the Company paid Mr. Fischer Two Hundred Ten Thousand ($210,000) Dollars at closing, made a capital contribution to High Five in the amount of One Hundred Thousand ($100,000) Dollars at closing, and agreed to make additional capital contributions of Three Hundred Sixty Five Thousand ($365,000) Dollars to High Five over the first nine (9) months of 2014, to fund business operations. In the event the Company fails to make the required capital contributions to High Five, the Company will be required to return certain of the Shares to Mr. Fischer.

High Five Entertainment

High Five Entertainment is an internationally recognized, Emmy Award-winning entertainment production company based in Nashville, Tennessee specializing in the development and presentation of quality television programming including series, specials, pilots, live events and award shows.

Founded in Los Angeles, California in 1983, High Five’s unwavering commitment to excellence in entertainment production for more than 30 years continues to foster an impressive legacy of unsurpassed client satisfaction through collaborative creative development, meticulous planning and flawless delivery of world-class entertainment properties.

Relocating to Nashville in the early nineties, High Five Entertainment became synonymous with the presentation of groundbreaking music television events (“The Women of Country” CBS, “This Is Garth Brooks” NBC, “At the Ryman” CMT and “The Road” Tribune Entertainment). Today, High Five continues to be one of the premiere producers of quality music-television entertainment with ongoing episodes of Opry Live quality music-television entertainment with ongoing episodes of ame synonymous with the presentation of groundbreaking music television events mber of PBS Specials ranging from the legendary “Levon Helm - Ramble At The RymanRymanon entertainment with ongoing episodes of ame synonymous with the presentation of groundbreaking music television events mber of PBS Specials

High Five made an extremely successful foray into the fascinating world of motorsports entertainment, producing SPEED Channel’s (soon to be Fox Sports One) top-rated series tPass Time”, a riveting, fast-paced game show for gear heads. HFE produced more than 150 episodes of the show. Also for SPEED Channel, High Five produced two seasons the popular unscripted series "Drag Race High" pitting two area high school motor-shop classes in direct head to head competition building and racing their own dragsters. HFE followed this with the series “Burnout –uThe Ultimate Drag Race Challenge” in Phoenix, AZ which aired on MTV2.

HFE also recently produced a record-breaking PBS pledge special with Dr. Daniel Amen, iChange Your Brain, Change Your Life”, and the follow-up special “A Magnificent Mind At Any Age”.

An unscripted series entitled ecord-The Wilsonsonsed series entitled ecord-breaking PBS pledge special

High Five Entertainment will be collaborating with television maverick, Rich Christensen, the creator, producer and host of several successful car racing television show franchises, to exclusively produce the television and internet show projects that he is presently developing.

Martin Fischer

Executive Producer & President

As President and co-founder of High Five Entertainment, Martin Fischer is the guiding force in the continuing evolution of the company. He is responsible for overseeing all areas of production and development across the company's diverse programming slate.

Martin graduated from USC's School of Cinema in 1982 and co-founded High Five Entertainment in 1983. He worked diligently in Los Angeles for the next 10 years producing more than 300 music videos for artists of all genres, along with commercials and short form programming. In 1994, High Five's production of the critically acclaimed syndicated series "The Road" brought him to Nashville, where he and the rest of the HFE executive brain trust became enchanted with southern hospitality and the quality of life.

Martin continues to lead the company in the development and production of series, long form and large scale music events for a wide range of clients, including CMT, NBC, CBS, ABC, HBO, PBS, TLC, FOX SPEED Channel, VH1 and GAC. In addition to hundreds of domestic projects, he has produced numerous specials in Germany, Ireland, England and around the world. Martin's credit list is synonymous with High Five's own. He’s received numerous industry awards and recognition throughout the course of his career.

Martin is a native of Munich, Germany and holds an M.F.A. degree from the world- renowned University of Southern California School of Cinema, as well as an undergraduate degree from Hampshire College. He is a board member of the W.O. Smith School of Music.

The Initial Project – “Nick The Doorman”

Our CEO was introduced to Nicholas Turturro through a friend who was a childhood friend of Mr. Turturro’s cousin.  Mr. Turturro was searching for financing to film a television pilot titled The Doorman.  The pilot is about his experiences as a New York City doorman while trying to become an actor.  After extensive discussions, the parties elected to move forward with the project. In June 2010, we acquired the rights to the project from Mr. Turturro’s company Nick Nick, Inc., through our majority-owned subsidiary York Productions, LLC. We completed the process of developing the screenplay into a television pilot in September 2010. The total cost was approximately $85,000. The screenplay was written by Nicholas Turturro, who was involved in the development and production of the project, and is involved in its marketing. We are in the process of hiring a show runner in the Hollywood, CA area in an effort to sell The Doorman project to a television network. Show runners are paid only when the show is sold to a network at which point we would receive revenue. This process can take anywhere from approximately 3 months to as long as 36 months from the date of project completion.  Nicholas Turturro has estimated that the project will be marketable for approximately 4 to 6 years from the date of this prospectus, at which point the market demand for the actors associated with the project may become stale. This opinion is based solely on Mr. Turturro’s past industry experience. If we are able to sell the rights to The Doorman the proceeds received would likely provide the capital necessary to complete a full season of episodes (approximately 10-12). We are also considering completing the project as a full length feature film. We have a LOI from a distributor that is interested in distributing “Nick The Doorman” as a full length feature film. This would require us to shoot an additional 90 minutes of footage to combine with the existing 90 minutes that we already have. Nick Turturro believes this will increase the projects marketability. The cost to complete would be an additional $100,000.

Nicholas Turturro

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

Description of Nick The Doorman

Nick The Doorman is an urban dramatic comedy set in New York City. It is centered on the life experiences of a doorman at a historic and upscale Central Park South hotel. The doorman and his colorful cast of friends, through interactions with one another and the hotel’s upper class celebrity and high society guests, provide a unique perspective of everyday life in the big city and of the similarities and distinctions between the classes. Mr. Turturro often describes the project as a mix between Diner and Swingers.

Investment Structure

The rights to ˜Nick The Doorman are owned by York Productions, LLC, a Florida limited liability company (“York Productions”). Our principals serve as the managers of York Productions, and control the company’s financing and day to day operations.

In consideration for a 40% interest in York Productions Mr. Turturro contributed all rights to Nick The Doorman project to the company.  We received a 60% interest in York Productions in consideration for our obligation to fund the pre-production, production, and post production of the pilot, at a total cost of approximately $75,000.

Any proceeds generated from the pilot will be allocated pro-rata among the Company and Mr. Turturro. The foregoing terms are the result of arms-length negotiations among the parties involved.

Bless Me Father

A screenplay written by Nicholas Turturro. We intend to finance, produce and sell the distribution rights once we have the additional capital necessary to do so. We expect total project costs to be approximately $300,000. This project would be facilitated through our subsidiary York Productions II LLC. The budget for this project would consist of approximately $17,000 for writers and scripts, $10,000 for a Line Producer, $30,000 for a Director, $105,000 for the cast, $10,000 for travel/living expenses, $17,000 for production staff, $10,000 for set design and construction, $5,0000 for lighting, $10,000 for camera and sound operators, $12,000 for wardrobe and hair/makeup, $22,000 for transportation, $27,000 for locations/unit expenses and $25,000 for post-production, editing  and music. We can begin development as soon as we raise the additional necessary capital required to fund this project. This project would take approximately 6 months from acquisition of the rights to completion of post-production. Upon completion we would attempt to pre-sell the distribution rights abroad, at no additional cost to the Company in order to generate revenue and fully or partially cover the costs of the project. This phase of the project would take approximately 90 - 120 days to complete if successful.

Description of Bless Me Father

Set in Manhattan’s West Village in the late 1970s to early 1980s, ‘Bless Me Father’, written by Emmy-nominated actor, Nicholas Turturro, is an urban drama and coming-of-age story of Nicky Battaglia, a 16-year-old kid growing up and navigating adolescence in his predominately Italian neighborhood. Following the mysterious and monumental loss of Buddy Battaglia, his elder brother, best friend and ultimate protector, Nicky must come to terms with himself, his flawed family marked by an overly controlling Mafiosi father, and his neighborhood on the cusp of change.

Investment Structure

The rights to Bless Me Father are owned by York Productions II, LLC, a Florida limited liability company (“York Productions II”). Our principals serve as the managers of York Productions, and control the company’s financing and day to day operations.

In consideration for a 40% interest in York Productions II Mr. Turturro contributed all rights to Bless Me Father project to the company.  We received a 60% interest in York Productions II in consideration for our obligation to fund the pre-production, production, and post production of the film, at a total cost of approximately $300,000.

Any proceeds generated from the film will be allocated pro-rata among the Company and Mr. Turturro. The foregoing terms are the result of arms-length negotiations among the parties involved.

Competition

We face stiff competition from other participants in the television and motion picture business, including major networks such as ABC, NBC, CBS, for example, and major studios such as Sony, Miramax, Paramount Pictures Corporation, Universal Pictures, and Columbia Pictures, for example, which have access to funding substantially greater than that which is available to us.

Employees

As of the date of this filing our officers and an administrative assistant are our only employees. Additional employees will be hired in the future as our business expands.

Item 1A.

Risk Factors.

Not required for smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We do not own any real property. We maintain office space at 5550 Glades Road, Suite 516, Boca Raton, Florida 33431 under a one year rental agreement, which commenced on April 1, 2014, providing for rental payments of $700 per month.

Item 3.

Legal Proceedings.

None.

Item 4.

Removed and Reserved

Part II

Item 5.

Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

No Public Market for Common Stock.

Our common stock has been approved for trading on the OTCBB market under the symbol “BTOP.”  To date there has been one trade of 100 shares at $5.00 per share.

Holders of Our Common Stock

Currently, we have 97 holders of record of our common stock.

Equity Compensation Plan Information

The Company has adopted a 2014 Equity Incentive Stock Plan (the “Plan”).  The Plan provides for the issuance of up to 5,000,000 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants.  The Plan is administered by the Company’s Board, and has a term of 10 years.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

Issuance of Unregistered Securities

In 2013 the Company received $422,500 for the sale of 422,500 shares of the Company’s common stock to 22 accredited investors.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The purchasers received current information relating to the Company and had the ability to ask questions about the Company.  Certificates representing the shares of Common Stock have been issued with appropriate restrictive legends.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Principles of Consolidation. The consolidated financial statements of Company include the accounts of Brick Top Productions and its majority-owned subsidiaries, York Productions, LLC, York Productions II, LLC, and S&G Holdings, Inc. All significant intercompany balances and transactions have been eliminated.

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

Non-Controlling Interest. The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in York Productions, LLC, York Productions II, LLC, and S&G Holdings, Inc., its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, York Productions, LLC and S&G Holdings, Inc.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Year Ended December 31,
	2013		2012
Revenue	$	Nil	$	Nil
Operating expenses		$(428,738)		$(141,361)
Net Loss from Operations before non-controlling interest		$(430,007)		$(141,361)
Net Loss attributable to non-controlling interest		$(1,343)		$-
Net Loss attributable to Brick Top Productions’ stockholders		$(428,664)		$(141,361)

Revenues for the year ended December 31, 2013 were $0 as compared to $0 for the year ended December 31, 2012. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

General and administrative expenses for the year ended December 31, 2013 were $428,738 compared to $16,032 for the year ended December 31, 2012.   The Company has realized a net loss of $430,007 for the year ended December 31, 2013 compared to a net loss of $141,361 for the year ended December 31, 2012.

Liquidity and Capital Resources

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Cash (Used In) Provided by Operating Activities	$(131,369)	$(103,703)
Net Cash Used in Investing Activities	$(206,223)	$(840)
Net Cash (Used In) Provided by Financing Activities	$470,050	$53,297
Net Change in Cash	$132,458	$(51,246)

As of December 31, 2013, our total assets were $475,804 and our total liabilities were $407,643 and we had negative working capital of $(257,518). Our financial statements report a net loss of $430,007 for the year ended December 31, 2013, and a net loss of $141,361 for the year ended December 31, 2012.

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

As part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment), the Company entered into an Executive Employment Agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as High Five’s president for an initial term of five years with an initial base salary of $144,000.  He will also be entitled to an annual bonus of up to $100,000 and a monthly car allowance of $500.  In addition, the Company awarded Mr. Fischer an option to purchase 1,491,351 shares of common stock, these options vest throughout 2014.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

None.

Item 9A.

Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Alexander Bafer	39	Chief Executive Officer, Chief Financial Officer, and Director
Gary D. Alexander*	60	Vice President and Director
Martin Fischer		Director, and President of High Five
Donovan Leitch		Director

* Mr. Alexander resigned all positions with the Company on February 6, 2014.

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

Martin Fischer – Mr. Fischer serves as President and co-founder of High Five Entertainment and a director of Brick Top Productions. Mr. Fischer is the guiding force in the continuing evolution behind High Five. He is responsible for overseeing all areas of production and development across High Five’s diverse programming slate. Martin graduated from USC's School of Cinema in 1982 and co-founded High Five Entertainment in 1983. He worked diligently in Los Angeles for the next 10 years producing more than 300 music videos for artists of all genres, along with commercials and short form programming. In 1994, High Five's production of the critically acclaimed syndicated series "The Road" brought him to Nashville, where he and the rest of the HFE executive brain trust became enchanted with southern hospitality and the quality of life. Mr. Fischer continues to lead the company in the development and production of series, long form and large scale music events for a wide range of clients, including CMT, NBC, CBS, ABC, HBO, PBS, TLC, FOX SPEED Channel, VH1 and GAC. In addition to hundreds of domestic projects, he has produced numerous specials in Germany, Ireland, England and around the world. Mr. Fischer’s credit list is synonymous with High Five's own. He’s received numerous industry awards and recognition throughout the course of his career. Mr. Fischer is a native of Munich, Germany and holds an M.F.A. degree from the world- renowned University of Southern California School of Cinema, as well as an undergraduate degree from Hampshire College. He is a board member of the W.O. Smith School of Music.

Donovan Leitch  Mr. Leitch has spent his entire life in the entertainment industry. His Father and namesake Donovan is a Rock n Roll Hall of Fame inductee. Mr. Leitch grew up in the heart of Hollywood, starting his acting career as a teenager. He then moved to New York to pursue a career as a musician and worked for 10 years in the fashion industry. Setting his sights on becoming a producer, he made 6 feature documentary films. Mr. Leitch spent six years as a Senior Account Executive at the PR and marketing firm PMK/BNC helping to create and oversee Entertainment Marketing for such brands as Playstation, T-Mobile, GM, and Samsung, This marriage of art and commerce led to development deals at MTV Networks, Electus, and Maker Studios. Mr. Leitch has created and produced web content for Microsoft, YouTube, Vogue.com, and MySpace. He is also the co-founder of Hollywood’s first co-work/incubator space, io/LA. Mr. Leitch co-founded the All-Star rock n roll cover band Camp Freddy and is also the lead singer. Camp Freddy has played over 200 shows over the last 12 years and has featured many of today’s leading rock stars including Ozzy Osbourne, Billy Idol, Scott Weiland, Dave Navarro, and Tommy Lee. With a keen understanding of all things creative and deep ties to industry leaders in Film and TV, Music, Fashion, Technology, Branding, Hospitality, and Nightlife, Mr. Leitch provides personal relationships with industry leaders and top talent. Mr. Leitch produced the feature Documentaries “The Last Party”, “The Party’s Over”, “The After Party”, “Schmatta”, and “Sunset Strip."

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Bafer,	2013	0	0	0	0	0	0	0	0
CEO, CFO, & Director	2012	0	0	0	0	0	0	0	0
Gary D. Alexander,	2013	0	0	0	0	0	0	0	0
Vice President & Director *	2012	0	0	0	0	0	0	0	0

* Mr. Alexander resigned all positions with the Company on February 6, 2014.

Employment Agreements

On September 21, 2010, we entered into an employment agreement with Alexander Bafer under which he agreed to serve as our Chief Executive Officer.  The employment agreement provides for three year term, subject to Mr. Bafer’s option to extend the term by an additional three year period.  The agreement provides for a base salary of $150,000 per year and a discretionary bonus in the amount of up to 150% of the base salary, payable quarterly.  The agreement is subject to termination by the Company for cause and also in the event of Mr. Bafer’s death or disability.  Mr. Bafer may terminate the agreement if within two years of a change in control any of the following events occurs: (i) a material diminution of the employee's responsibilities, as compared with the employee’s responsibilities immediately prior to the change in control; (ii) any reduction in the sum of employee's base salary or bonus as of the date immediately prior to the change in control; (iii) any failure to provide the employee with benefits at least as favorable as those enjoyed by similarly situated senior corporate officers at the Company under the Company's pension, life insurance, medical, health and accident, disability or other written employee plans under which the form and/or amounts of benefits are prescribed in applicable documents; (iv) any relocation of the employee's principal site of employment to a location more than 25 miles from the employee's principal site of employment as of the date immediately prior to the change in control; or (v) any material breach of the agreement on the part of the Company.  In the event of a termination as a result of a change of control, Mr. Bafer would be entitled to the following:  (i) a lump sum payment within ninety (90) days of such termination in an amount equal to 2.9 times the base salary; (ii) reimbursement for expenses accrued through the date of termination; (iii) a bonus within ninety (90) days of such termination in an amount equal to 150% of the bonus received by employee, if any, during the year immediately prior to such termination; (iii) all benefits as would have been awarded under the agreement  through the expiration of the term thereof; and (iv) payment sufficient to provide for a gross-up of any excise, income, and other taxes resulting from imposition of the parachute penalties of the Internal Revenue Code or applicable state tax laws.  The agreement contains customary confidentiality and indemnification provisions.  For the fiscal year ending December 2011, Mr. Bafer has been paid $25,000 in salary, has an additional $87,500 of salary accrued, and has not received a bonus. As of October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses. Mr. Bafer was not been paid any salary in 2013 or 2012.

Effective December 24, 2013, as part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment), the Company entered into an Executive Employment Agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as High Five’s president for an initial term of five years with an initial base salary of $144,000.  He will also be entitled to an annual bonus of up to $100,000 and a monthly car allowance of $500.  In addition, the Company awarded Mr. Fischer an option to purchase 1,491,351 shares of common stock, these options vest throughout 2014.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

The Company only compensates its independent directors.  In connection with his appointment to the Board, the Company issued 50,000 shares of common stock to Donovan Leitch, and agreed to issue him an additional 50,000 shares of common stock for each year of his service on the Board.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2014 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Alexander Bafer, CEO, CFO, and Director	21,220,000	68.6%
Donovan Leitch, Director	50,000	*%
Martin Fischer, Director	1,491,350(1)	4.6%
William K. Walden and Florence A. Walden, TEN ENT	1,750,000	5.7%
Total all executive officers and directors	22,761,350	70.2%

*

Less than 1.0%.

(1)

Constitutes options to purchase 1,491,350 shares of common stock of the Company, which options vest throughout 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has determined that Mr. Leitch is an independent director, and that Mr. Bafer and Mr. Fischer are not independent directors.  In making its determination the Board relied upon the independence rules of the NYSE MKT.

On April 1, 2014, Mr. Bafer loaned the Company $150,000, in consideration for which the Company issued to Mr. Bafer a Promissory Note in the principal amount of $150,000, with interest at the rate of 5.0% per annum, and a maturity date of October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

Item 14. Principal Accountant Fees and Services.

The following table shows what Li & Company, PC billed for the audit and other services for the years ended December 31, 2013 and 2012.

	Year Ended 12/31/13	Year Ended 12/31/12
Audit Fees	$ 26,500	$ 16,850
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$ 26,500	$ 16,850

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

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	2014 Incentive Stock Plan
10.1	Employment Agreement with Alexander Bafer (1)
10.2	Production Services Agreement (2)
10.3	Operating Agreement to York Productions, LLC (2)
10.4	Stock Purchase Agreement dated December 24, 2013 (3)
10.5	Executive Employment Agreement with Martin Fischer (3)
21.1	List of Subsidiaries (1)
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011.
(2) Previously filed as an exhibit to the Company’s Pre Effective Amendment to S-1 Registration Statement filed with the SEC on December 29, 2011.
(3) Previously filed as an exhibit to the Company’s Form 8K filed with the SEC on December 27, 2013.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

BRICK TOP PRODUCTIONS, INC., a Florida corporation

Dated: April 15, 2014	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Chairman

Dated: April 15, 2014	By: /s/ Martin Fischer__________________________________
Martin Fischer, Director

Dated: April 15, 2014	By: /s/ Donovan Leitch_________________________________
Donovan Leitch, Director

Brick Top Productions, Inc.

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brick Top Productions, Inc.

We have audited the accompanying consolidated balance sheets of Brick Top Productions, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related consolidated statements of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the year then ended which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 15, 2014

Brick Top Productions, Inc.

Consolidated Balance Sheet

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$ 135,612	$ 3,154
Other receivables	14,513	-
Total Current Assets	150,125	3,154

Computer Equipment
Computer equipment	11,015	8,897
Accumulated depreciation	(6,558)	(3,934)
Computer equipment, net	4,457	4,963

CAPITALIZED PILOT COSTS, net	-	292,931
DEPOSITS	1,985	2,214
OTHER ASSETS
Goodwill	319,237	-
Total Other Assets	319,237	-

TOTAL ASSETS	$ 475,804	$ 303,262

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 92,796	$ 37,218
Accrued payroll	149,000	149,000
Advances from related parties	60,847	60,797
Acquisition Payable - S&G	50,000	-
Note payable	55,300	-
Total Current Liabilities	407,943	247,015

TOTAL LIABLILITIES	407,943	247,015

STOCKHOLDERS' EQUITY
Preferred Stock; $0.0001 par value; 10,000,000 shares authorized;
none shares issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 30,114,500
and 29,692,000 shares issued and outstanding, respectively	3,011	2,969
Additional paid in capital	1,491,104	1,021,146
Accumulated deficit	(1,396,523)	(967,859)
Total Brick Top Productions, Inc. Stockholders’ Equity	97,592	56,256

NON-CONTROLLING INTEREST IN SUBSIDIARIES
Noncontrolling interest - capital stock in a consolidated subsidiaries	250	-
Noncontrolling interest - additional paid-in capital	37,500	-
Noncontrolling interest –retained earnings in consolidated subsidiaries	(67,181)	(9)
Noncontrolling interest in subsidiaries	(29,431)	(9)
Total Equity	68,161	56,247
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 475,804	$ 303,262

See accompanying notes to the consolidated financial statements.

Brick Top Production, Inc.

Consolidated Statement of Operations

	For the Years Ended December 31,

	2013	2012
Revenue	$ -	$ -

Operating Expenses:
Compensation	5,221	-
Professional Fees	104,994	109,982
Marketing	-	-
Bad Debt	-	-
Rent	2,757	15,356
General and Administrative	28,057	16,023
Impairment of capitalized pilot costs	292,930	-
Total Operating Expenses	428,738	141,361

Loss from operations	(428,738)	(141,361)

Other (income) expenses:
Interest Expense	1,269	-
Other (income) expense, net	1,269	-

Loss before income tax provision and non-controlling interest	(430,007)	(141,361)

Income tax provision	-	-

Net Loss
Net loss before non-controlling interest	$ (430,007)	$ (141,361)
Net loss attributable to non-controlling interest	$ (1,343)	$ -

Net attributable to Brick Top Productions, Inc. stockholders	$ (428,664)	$ (141,361)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.00)
Weighted average Common Shares Outstanding, basic and diluted	29,728,539	29,655,974

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

Statement of Stockholders’ Equity

For the years ended December 31, 2013 and 2012

	BTOP Stockholders’ Equity					Non-controlling Interest
	Common Stock, Par Value $0.0001
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Brick Top Productions, Inc. Stockholders' Equity	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance, December 31, 2011	29,643,500	2,964	972,651	(826,498)	149,117	-	$ -	$ (9)	$ (9)	149,108
Stock issued for cash at $1.00 per share, September 2012	35,000	4	34,996	-	35,000					35,000
Stock issued for cash at $1.00 per share, November 2012	13,500	1	13,499	-	13,500					13,500
Net loss	-	-	-	(141,361)	(141,361)					(141,361)
Balance, December 31, 2012	29,692,000	2,969	1,021,146	(967,859)	56,256	-		(9)	(9)	56,247
Stock issued for cash at $1.00 per share	422,500	42	422,458	-	422,500					422,500
Capital contribution from shareholder	-	-	47,500	-	47,500					47,500
Acquisition of S&G Holdings	-	-	-	-	-	250	37,500	(65,829)	(28,079)	(28,079)
Net loss	-	-	-	(428,664)	(428,664)			(1,343)	(1,343)	(430,007)
Balance, December 31, 2013	30,114,500	3,011	1,491,104	(1,396,523)	97,592	250	37,500	(67,181)	(29,431)	68,161

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal Year Ended December 31, 2013	For the Fiscal Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (430,007)	$ (141,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of capitalized pilot costs	292,930	-
Depreciation expense	2,624	2,463
Acquisition payable	50,000	-
Changes in operating assets and liabilities:
Other receivable	11,200	-
Accounts Payable	(58,345)	35,195
Deposits	229	-
Net cash used in operating activities	(131,369)	(103,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisitions	28,777	-
Purchase of computer equipment	-	(840)
Investment	(235,000)	-
Net cash used by investing activities	(206,223)	(840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related parties	50	4,797
Proceeds from sale of common stock and warrants, net of issuance cost	422,500	48,500
Contribution to Capital	47,500	-
Net cash provided by financing activities	470,050	53,297

Net change in cash	132,458	(51,246)

Cash at beginning of the period	3,154	54,400
Cash at end of the period	$ 135,612	$ 3,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Brick Top Productions, Inc.

Brick Top Productions, Inc. (the “Company”) was incorporated under the laws of the State of Florida on February 20, 2009 under the name “York Entertainment, Inc.”

Acquisition of a Majority Equity Interest of York Productions, LLC

York Productions, LLC (“York”) was organized under the laws of the State of Florida on October 22, 2008. On June 1, 2010, the Company acquired 6,000 Class A units of York Productions, LLC for $75,000, representing a 60% equity interest.  York Productions, LLC was currently inactive.

Formation of York Productions II, LLC

York Productions II, LLC (“York II”) was organized under the laws of the State of Florida on June 13, 2013. The Company owns 6,000 Class A units of York Productions II, LLC, representing a 60% equity interest.  York Productions II, LLC was currently inactive.

Acquisition of a Majority Equity Interest of S&G Holdings, Inc.

S&G Holdings, Inc. doing business as High Five Entertainment (“S&G”) was organized under the laws of the State of Tennessee on January 4, 2005. On December 24, 2013, the Company acquired 75% of the issued and outstanding shares of common stock of S&G for $235,000 including $210,000 to the stockholders of S&G and $25,000 to a brokerage firm in connection with the acquisition. The Company also agreed to make a capital contribution of $100,000 to S&G at closing as well as an additional $365,000 capital contribution prior to September 2014.

S & G Holdings, Inc.

S & G Holdings, Inc. (“S & G” or the “Company”) was formed for the sole purpose of acquiring all of the assets, rights and properties of HFE Holdings, LLC, a limited liability company organized under the laws of the State of Tennessee (“HFE”). HFE produces programming for television and other media.

On December 31, 2004, S & G, an unincorporated company, completed the acquisition of HFE. The Company acquired the accounts receivable, inventories, prepaid expenses, contract rights, tangible and intangible property of HFE and 100% of the equity interest of High Five Television, LLC (“Television”), a limited liability company organized under the laws of the State of Tennessee.  In connection with the consummation of the acquisition of HFE the Company agreed to pay (i) $18,800 in cash at closing and (ii) a royalty in the amount of $1,200,000; $81,200 of which was paid at closing and the remaining balance of $1,118,800 to be paid with (a) 3% of all gross billing to be paid quarterly based on the prior quarter’s receipts and (b) $6,500 as a royalty for one specific series. Television is inactive.

Subsequent to the acquisition S & G was incorporated under the laws of the State of Tennessee on January 4, 2005.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)

Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

York Productions, LLC	The State of Florida	October 22, 2008 (June 1, 2010)	60%

York Productions II, LLC	The State of Florida	June 13, 2013	60%

S&G Holdings, Inc.	The State of Tennessee	January 4, 2005 (December 24, 2013)	75%

The consolidated financial statements include all accounts of the Company and York as of the reporting period ending date(s) and for the reporting period(s) then ended and all accounts of S&G as of December 31, 2013 and for the period from its date of acquisition through December 31, 2013.

All inter-company balances and transactions have been eliminated.

Business Combinations

The Company applies Topic 805 “Business Combinations” of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 141 (R) “Business Combinations” (“SFAS No. 141(R)”)) for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired was recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price was recorded as a gain from bargain purchase.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

In accordance with ASC Section 805-20-25 as of the acquisition date, the acquirer shall recognize, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Recognition of identifiable assets acquired and liabilities assumed is subject to the conditions specified in ASC paragraphs 805-20-25-2 through 25-3.

The recognized intangible assets of the acquiree were valued through the use of the market, income and/or cost approach, as appropriate. The Company utilizes the income approach on a debt-free basis to estimate the fair value of the identifiable assets acquired in the acquiree at the date of acquisition.  This method eliminates the effect of how the business is presently financed and provides an indication of the value of the total invested capital of the Company or its business enterprise value.

Inherent Risk in the Estimates

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined portfolio of products and/or services, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant note of the consolidated the financial position or the results of operations of the Company and acquired entities as if the acquisition of the acquired entities had occurred as of the first date of the first period presented is unaudited.

The pro forma consolidated financial statements have been prepared and presented by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or combined results of operations in future periods or the results that actually would have been realized had the Company and acquired entities been a consolidated company during the specified periods.  The pro forma adjustments are based on the information available at the time of the preparation of this document and assumptions that management believe are reasonable.  The pro forma consolidated financial information, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with the Company’s historical financial statements included in its Annual Report in Form 10-K for the fiscal year ended December 31, 2013 as filed with United States Securities and Exchange Commission (“SEC”) herewith.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivable, accounts payable and accrued payroll, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) years. Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Capitalized Pilot Costs - Film Property and Screenplay Rights

The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926, Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Non-Controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in its majority owned subsidiaries in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries.  Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following is the specific revenue recognition policy.

Revenues from the sale of programming for television and other media are recognized when

•	Persuasive evidence of an arrangement exists;

•	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The price to the customer is fixed and determinable; and

•	Collectability is reasonably assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

Pro Forma Income Tax Information (Unaudited)

The pro forma income tax information, inclusive of income tax rate, income tax provision (benefits), if any, deferred tax assets and valuation allowance on deferred tax assets, presented in the accompanying pro forma combined financial statements and the pro forma income tax note reflect the provision for income tax, based on the combined results of operations of the Company and the acquired entities for the periods presented, which would have been recorded as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

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

There were no potentially dilutive shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Business Acquisitions

(i)

Acquisition of S&G Holdings, Inc.

On December 24, 2013, the Company acquired 75% of the issued and outstanding shares of common stock of S&G for $210,000. The Company also agreed to make a capital contribution of $100,000 to S&G at closing as well as an additional $365,000 capital contributions prior to September 2014. In addition, the Company paid $25,000 to a third party as commission for bringing in the acquisition.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Brick Top Productions, Inc. was the accounting acquirer for the merger between Brick Top Productions, Inc. and S&G Holdings, Inc.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

The Company determined that there were no separate recognizable intangible assets that possessed economic value from S&G.

Business Enterprise Valuation

The Company determined that the business enterprise value of S&G approximates its net book.

Allocation of Purchase Price

The acquisition was accounted for using the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification by allocating the purchase price over the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

Total assets acquired	$42,457
Goodwill	319,237

Total liabilities assumed	(126,694)

Acquisition price	$235,000

Note 5 – Property and Equipment

(i)

Depreciation and Amortization Expense

Depreciation and amortization expense for the fiscal year ended December 31, 2013 and 2012 was $2,624 and $2,463, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2013.

Note 6 - Capitalized Pilot Costs

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

Impairment

The Company completed the annual impairment test of capitalized pilot costs and determined that there was an impairment of $292,931 at December 31, 2013.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	December 31, 2013	December 31, 2012

Acquisition of S&G

Goodwill	$319,237	$-

Accumulated impairment	(-)	(-)

	319,237	-

Goodwill	319,237	-

Accumulated impairment	(-)	(-)

	$319,237	$-

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2013.

Note 8 - Commitments and Contingencies

Lease Agreements

Regus Management Group, LLC

On September 28, 2011, the Company entered into a lease agreement with Regus Management Group, LLC. The term of the lease is effective from November 1, 2012 to October 31, 2013. The monthly rent base payment is $1,107. As of December 31, 2013, the lease has not been renewed and is on a month to month basis through December 31, 2013.

Employment Agreements

Chief Executive Officer

On September 21, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its chief executive officer (“CEO”), which requires that the CEO be paid an annual base salary of $150,000 for three (3) years from date of signing. Employee may extend the Employment Agreement for an additional three (3) years. The contract expired without being extended.

On October 1, 2011, the Company’s CEO agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce the operating expenses.

President, S&G Holdings, Inc.

On December 24, 2013, the Company entered into an employment agreement with Martin Fischer, the president of S&G Holdings, Inc. The agreement is for a five year term, which may be renewed for an additional five years and requires an annual base salary of $144,000 for year 1, $151,200 for year 2, $158,760 for year 3, $166,698 for year 4 and $175,033 for year 5. The agreement also entitles the president to a cash bonus of up to $100,000 annually based on net income levels and a monthly $500 automobile allowance.

On January 10, 2014, the Company awarded the President an option to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance. The President of S&G will also be appointed to the Board of Directors of the Company.

Note 9 - Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.0001 per share.

Common Stock

From January 17, 2013 through December 10, 2013, the Company sold 422,500 common shares at $1.00 per share, or $422,500 in cash to thirty-four (34) investors.

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	December 31, 2013	December 31, 2012

Advances from chairman, chief executive officer and stockholder	$60,847	$60,797

	$60,847	$60,797

Note 11 - Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,397,866 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $475,274 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $146,199 and $48,063 for the reporting period ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$475,274	$329,075

Less valuation allowance	(475,274)	(329,075)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 12 – Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant footnote summarizes the consolidated results of operations of the Company and acquired entities for the year ended December 31, 2013 as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma financial information is as follows:

Brick Top Productions, Inc.

Pro Forma Consolidated Statements of Operations

(Unaudited)

	For the Fiscal Year
	Ended
	December 31, 2013
	BTOP	YORK	S&G	Elimination	Consolidated

Revenue
Revenue			1,196,826		1,196,826

Total revenue	-	-	1,196,826	-	1,196,826

Cost of revenue			989,664		989,664

Gross margin	-	-	207,162	-	207,162

Operating expenses
Salaries			673,221		673,221
Professional Fees	104,994				104,994
Rent	2,757				2,757
General and Administrative	22,467	220	4,454		27,141
Impairment of Capitalized Pilot Costs	135,050	157,880			292,930

Total operating expenses	265,268	158,100	677,675	-	1,101,043

Loss from operations	(265,268)	(158,100)	(470,513)	-	(893,881)

Other (income) expense
Interest expense	1,269		3,006		4,275
Other (income) expense			(218,451)		(218,451)

Other (income) expense, net	1,269	-	(215,445)	-	(214,176)

Loss before income tax provision and non-controlling interest	(266,537)	(158,100)	(255,068)	-	(679,705)

Income tax provision					-

Net loss before non-controlling interest	(266,537)	(158,100)	(255,068)	-	(679,705)

Net loss attributable to non-controlling interest		-	-		-

Net loss attributable to Brick Top Productions, Inc. stockholders	(266,537)	(158,100)	(255,068)	-	(679,705)

Net loss per common share - basic and diluted

Net loss per common share - basic and diluted					$ (0.02)

Weighted Average Common Shares Outstanding - basic and diluted					29,728,539

Note 13 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Effective as of April 4, 2014, the Board of Directors of Brick Top Productions, Inc. (the “Company”), appointed Donovan J. Leitch to the Board of Directors.  In consideration for his services to the Board, the Company issued Mr. Leitch 50,000 shares of common stock, and agreed to issue an additional 50,000 shares of common stock to Mr. Leitch on each of the following 4 anniversaries of said appointment, as long as Mr. Leitch remains a member of the Board on such dates.

Promissory Note

On April 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

BRICK TOP PRODUCTIONS, INC.

2014 INCENTIVE STOCK PLAN

(Effective March 11, 2014)

TABLE OF CONTENTS

(Effective March 11, 2014)

ARTICLE III	ADMINISTRATION

3.1	Structure.	8
3.2	Committee Composition	8
3.3	Authority	9
3.4	Final and Binding Committee Determinations	11
3.5	Delegation	12
3.6	Liability and Indemnification.	112

ARTICLE IV	STOCK SUBJECT TO PLAN

4.1	Number of Shares Available.	13
4.2	Individual Share Limits.	13
4.3	Release of Shares.	13
4.4	Conditions on Issuance of Shares.	13
4.5	Shareholder Rights.	14
4.6	Adjustment for Corporate Changes.	14

ARTICLE V	ELIGIBILITY AND SELECTION

5.1	Eligibility.	15
5.2	Selection of Participants.	15
5.3	Awards in Substitution.	16

ARTICLE VI	STOCK OPTIONS

6.1	General.	16
6.2	Grant of Options.	16
6.3	Terms and Conditions.	17
6.4	Effect of Termination of Employment.	19
6.5	Information Available to Participants.	20
6.6	Exercise of Options.	20
6.7	Withholding on Exercise.	21
6.8	Performance-Based Compensation	21
6.9	Cash-Out of Option	21

ARTICLE VII	PROVISIONS APPLICABLE TO ACQUIRED STOCK

7.1	Securities Law Restrictions	22
7.2	Registration Statement	22
7.3	Transfer on Change in Control	22
7.4	Estate Planning Transfers	22
7.5	Binding Effect of Plan	23
7.6	Limited Transfer During Offering	23
7.7	Disqualifying Disposition	23
7.8	Rights of Repurchase	23

ARTICLE VIII	CHANGE IN CONTROL PROVISIONS

8.1	Accelerated Vesting on Change in Control	24
8.2	Definition of Change in Control.	24

ARTICLE IX	AMENDMENT AND TERMINATION

9.1	Amendment of Plan.	25
9.2	Shareholder Approval	25
9.3	Contemplated Amendments	25

9.4	No Impairment of Rights	25
9.5	Amendment of Awards	25
ARTICLE X	MISCELLANEOUS

9.1	Controlling Law.	26
9.2	Clawback.	26
9.3	Entire Agreement	26
9.4	Expenses.	26
9.5	Fail-Safe for Rule 16b-3	26
9.6	Fail-Safe for Incentive Stock Options.	26
9.7	Fail-Safe for Mitigation of Excise Tax.	27
9.8	Forfeiture Events.	27
9.9	Headings.	27
9.1	No Creditor Rights.	27
9.11	No Employment or Other Service Rights	27
9.12	Non-Uniform Treatment	28
9.13	Notices	28
9.14	Other Provisions	28
9.15	Recapitalization	28
9.16	Relationship to Other Benefits.	28
9.17	Section 409A	28
9.18	Severability	29
9.19	Successors and Assigns	29
9.2	Termination or Suspension of the Plan	29
9.21	Transfers and Approved Leave of Absence	29
9.22	Waiver and Cumulative Rights.	30

BRICK TOP PRODUCTIONS, INC.

2014 INCENTIVE STOCK PLAN

ESTABLISHMENT AND PURPOSE

Establishment.  The Brick Top Productions, Inc. 2014 Incentive Stock Plan (“Plan”) is a plan of deferred compensation.  The Plan was established by Brick Top Productions, Inc. (the “Company”) as of March 11, 2014, 2014 (the “Effective Date”) as adopted by the Board of Directors of the Company.

Purpose.  The purpose of the Plan is to enable the Company and any Affiliate to (a) provide additional incentives to select persons who will make substantial contributions to the growth and success of the Company, which will align their interests with those of the shareholders of the Company, (b) attract and retain the employment and services of such persons, and (c) encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through the grant and exercise of Options.  It is the judgment of the Board of the Company that providing such additional incentives to select persons would advance the overall interests of the Company’s business and enhance the value of the Company for all of its shareholders.

Type of Plan.  The Plan permits the grant of Options.  The Plan is intended to be an “unfunded” plan of deferred compensation.  Neither the Company, the Board, nor Committee shall be required to establish any special or separate fund or to segregate any assets to assure the performance of its obligations under the Plan.  It shall not constitute an “employee benefit plan” subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  An Option granted under the Plan shall be either (1) an “Incentive Stock Option” within the meaning of Section 422(b) of the Code, or (2) a “Nonqualified Stock Option,” meaning an Option to purchase Common Stock in the Company which does not qualify as Incentive Stock Option within the meaning of Section 422(b) of the Code.  The Option Price shall never be less than the Fair Market Value of the underlying shares of stock on the Grant Date.  Moreover, in the case of Incentive Stock Option granted to a Participant who, at the time of grant is a Ten Percent Shareholder, the per share Option Price shall be no less than one hundred ten percent (110%) of the Fair Market Value per share on the Grant Date.  The number of shares of stock subject to the Option shall be fixed on the original Grant Date.  The exercise of the Option is subject to taxation under Section 83 of the Code and Treasury regulation §1.83-7.  The Option does not include any feature for the deferral of compensation other than the deferral of recognition of income until the exercise of the Option under Treasury regulation §1.83-7.  Hence, a Nonqualified Stock Option shall be exempt from the requirements of Section 409A of the Code.  Further, an Incentive Stock Option shall be exempt from the requirements of Section 409A of the Code pursuant to the regulatory exception set forth in Treasury regulation §1.409A-1(b)(5)(ii).

Shareholder Approval.  The grant of Incentive Stock Options under the Plan shall be subject to approval of the Plan by the shareholders of the Company within twelve (12) months before or after the date the Plan is adopted by the Board of Directors of the Company (excluding Incentive Stock Options issued in substitution for outstanding Incentive Stock Options pursuant to Section 424(a) of the Code).  Such shareholder approval shall be obtained in the degree and manner required under applicable provisions of corporate charter, bylaws, and state law regarding approval required for the issuance of corporate stock; provided that if there is no such applicable authority, such shareholder approval shall be obtained in the degree and manner required under the provisions of the Code applicable to Incentive Stock Options.  Incentive Stock Options may be granted hereunder prior to such approval by the shareholders, but until such approval is obtained, no such Incentive Stock Option shall be exercisable.  In the event that shareholder approval is not obtained within such twelve (12) month period, all Incentive Stock Options previously granted under the Plan shall be exercisable as Nonqualified Stock Options.

Term of Plan.  The Plan shall continue in effect from the Effective Date set forth in Section 1.1 hereof until the earlier of the Plan’s termination by the Board of Directors of the Company, as provided in Section 9.1 hereof, or the date on which all shares of Common Stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms of the Plan have lapsed.  In no event, however, shall any Incentive Stock Option be granted under the Plan after the tenth (10th) anniversary of the earlier of the date this Plan is adopted by the Company or the date this Plan is approved by the shareholders of the Company pursuant to Section 1.4 hereof

DEFINITIONS

For purposes of the Plan, the following terms shall be defined as set forth below:

“Affiliate” shall mean any individual, corporation, partnership, association, joint-stock company, trust, unincorporated association or other entity (other than the Company) that, directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with the Company including, without limitation, any member of an affiliated group of which the Company is a common parent corporation as provided in Section 1504 of the Code.

“Applicable Laws” shall mean the requirements related to or implicated by the administration of the Plan under applicable state corporate law, United States federal and state securities laws, the Code, any stock exchange or quotation system on which the shares of Common Stock are listed or quoted, and the applicable laws of any foreign country or jurisidiction where Awards are granted under the Plan.

“Agreement” shall mean, individually or collectively, any agreement entered into pursuant to Section 6.2 hereof, pursuant to which an Option is granted to a Participant, including any amendments thereto made pursuant to Section 9.1 hereof.

“Award” shall mean any Option granted under this Plan.

“Beneficial Owner” shall have the meaning assigned to such term in Rule 13d-3 and Rule 13d-5 under the Exchange Act, except that in calculating the beneficial ownership of a particular “person” (as such term is used in Section 13(d)(3) of the Exchange Act), such “person” shall be deemed to have beneficial ownership of all securities that such “person” has the right to acquire by conversion or exercise of other securities, whether such right is currently exercisable or is exercisable only after the passage of time.  The terms “Beneficially Owns” and “Beneficially Owned” have a corresponding meaning.

“Beneficiary” shall mean the person (including any trust, estate, or other entity) that a Participant designates in his most recent written beneficiary designation filed with the Company to receive the benefits specified under the Plan upon such Participant’s death or to which Awards or other rights are transferred if and to the extent permitted hereunder.  If, upon a Participant’s death, there is no designated Beneficiary or if such designated Beneficiary has predeceased the Participant, then the term Beneficiary shall mean the person (including any trust, estate, or other entity) entitled by will or the laws of descent and distribution to receive such benefits.

“Board” shall mean the Board of Directors of the Company.

“Cause” shall mean (a) any material act (that remains uncured for thirty (30) days following written notice from the Company or an Affiliate) that permits the Company or any Affiliate to terminate a written employment or services agreement or arrangement between the Participant and the Company or an Affiliate, as the case may be, for “cause” as defined in such agreement or arrangement, or (b) in the event there is no such agreement or arrangement, or the agreement or arrangement does not define the term “cause” or a substantially equivalent term, then “Cause” shall mean (i) any material breach of provisions of this Plan or an Agreement by the Participant that remains uncured for thirty (30) days following written notice from the Company or an Affiliate, as the case may be, to the Participant of such breach, (ii) any act of dishonesty or fraud, embezzlement, theft or other material dishonesty with respect to the Company or an Affiliate, (iii) the Participant’s conviction of or plea of guilty or nolo contendere to a felony, a crime involving moral turpitude, any other act involving willful malfeasance, or material fiduciary breach with respect to the Company or an Affiliate that in the reasonable good faith judgment of the Committee causes material harm to the standing and reputation of the Company or an Affiliate, (iv) the Participant’s continued gross negligence or willful misconduct with respect to the Company or an Affiliate, or (v) material violation of state or federal securities laws.

“Change in Control” shall have the meaning set forth in Section 8.2.

“Code” shall mean the Internal Revenue Code of 1986, as amended

“Commission” shall mean the Securities and Exchange Commission or any successor thereto.

“Committee” shall mean any two (2) or more persons who the Board appoints or designates to administer the Plan, as described in Section 3.1 below.

“Common Stock” shall mean the shares of the Company’s regular voting common stock, no par value, whether presently or hereafter issued, and any other stock or security resulting from adjustment thereof as described herein or the common stock of any successor to the Company, which is designated for the purposes of the Plan.

“Company” shall mean Brick Top Productions, Inc., a Florida corporation, and includes any successor or assignee corporation or corporations into which the Company may be merged, changed, or consolidated.

“Consultant” shall mean any individual who is engaged by the Company or any Affiliate to render consulting or advisory services.

“Covered Employee” shall have the same meaning as set forth in Section 162(m)(3) of the Code, as interrupted by Internal Revenue Service Notice 2007-49.

“Director” shall mean a member of the Board.

 “Disability” shall mean that a Participant is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months; provided, however, for purposes of determining the term of an Incentive Stock Option pursuant to Subsection 6.4(c) hereof, the term “Disability” shall have the same meaning ascribed to it under Section 22(e)(3) of the Code.  The determination of whether an individual has a Disability shall be determined under the procedures established by the Committee, based upon medical evidence from a physician selected by the Committee.  Except in situations where the Committee is determining Disability for purposes of the term of an Incentive Stock Option pursuant to Subsection 6.4(c) hereof within the meaning of Section 22(e)(3) of the Code, the Committee may rely on any determination that a Participant is disabled for purposes of benefits under any long-term disability plan maintained by the Company or any Affiliate in which the Participant participates.  The determination of Disability for purposes of this Plan shall not be construed as a determination for any other purpose.

 “Disqualifying Disposition” shall have the meaning set forth in Section 7.7.

“Employee” shall mean any person, including an Officer or Director, employed by the Company or an Affiliate; provided, that for purposes of determining eligibility to receive Incentive Stock Options, an Employee shall mean an employee of the Company or a parent or subsidiary corporation within the meaning of Code Section 424.  Mere service as a Director or the payment of a director’s fee by the Company or an Affiliate shall not be sufficient to constitute “employment” by the Company or an Affiliate.

“Exchange Act” shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

“Fair Market Value” shall mean, as of any date, the value of one (1) share of Common Stock, determined pursuant to the applicable method described below:

(a)

if the Common Stock is listed on a national securities exchange or a national market system, including without limitation, the New York Stock Exchange or the NASDAQ Stock Market, the closing price of the Common Stock on the relevant date (or, if such date is not a business day or a day on which quotations are reported, then on the immediately preceding date on which quotations were reported), as reported by the exchange or system on the day of determination, as reported in the Wall Street Journal or such other source as the Committee deems reliable;

(b)

if the Common Stock is not listed on a national securities exchange, but is actively traded in the over-the-counter market, the average of the closing bid and asked prices for the Common Stock on the relevant date (or, if such date is not a business day or a day on which quotations are reported, then on the immediately preceding date on which quotations were reported), or the most recent preceding date for which such quotations are reported; and

(c)

if, on the relevant date, the Common Stock is neither listed on a national securities exchange or a national market systems nor actively traded in the over-the-counter market, as described in (a) or (b) above, the value determined, in good faith, by the Committee (or Board) through the reasonable application of a reasonable valuation method after giving effect to discounts for lack of marketability and minority discount, but excluding any reduction in value with respect to any transaction bonuses.  For purposes of Section 409A of the Code and the exemption therefrom, the valuation of a class of stock shall be determined by an independent appraisal that meets the requirements of Section 401(a)(28)(C) of the Code and the Treasury regulations thereunder, it being understood that a valuation obtained no more than twelve (12) months before the relevant transaction to which the valuation is applied (e.g. the Grant Date) shall be presumed to be a method resulting in a “reasonable valuation.”

“Grant Date” shall mean the date on which the Committee makes a grant of an Award to a person eligible to participate in the Plan, or any other date determined by the Committee.

“Incentive Stock Option” shall mean an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code and the Treasury regulations promulgated thereunder.

“Incumbent Directors” shall mean those individuals who, on the Effective Date, constitute the Board; provided, that any individual becoming a Director subsequent to the Effective Date whose election or nomination for election to the Board was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for Director without objection to such nomination) shall be an Incumbent Director.  No individual initially elected or nominated as a director of the Company as a result of an actual or threatened election contest with respect to Directors or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board shall be an Incumbent Director.

“Non-Employee Director” shall mean a Director who is a “non-employee director” within the meaning of Rule 16b-3.

“Nonqualified Stock Option” shall mean an Option not intended to qualify as an Incentive Stock Option.

“Officer” shall mean a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

“Option” shall mean a right, granted to a Participant under Section 6.1 hereof, to purchase Common Stock, at a specified price, during a specified time period.

“Optionholder” means a Participant to whom an Option is granted pursuant to the Plan or, if applicable, such other person who holds an outstanding Option.

“Option Period” shall mean the period during which an Option shall be exercisable in accordance with the related Agreement and Article VI.

“Option Price” shall mean the price at which the Common Stock may be purchased under an Option as provided in Section 6.3(b).

“Option Shares” shall mean the shares of Common Stock that the Participant receives upon exercising vested Options.

“Outside Director” shall mean a Director who is an “outside director” within the meaning of Section 162(m) of the Code and Treasury regulations §1.162-27(e)(3).

“Participant” shall mean a person who satisfies the eligibility conditions of Article V and with whom an Agreement has been entered into and remains effective under the Plan, and in the event a Representative is appointed for a Participant or another person becomes a Representative, then the term Participant shall mean such Representative.  The term shall also include a trust for the benefit of the Participant, the Participant’s parents, spouse, or descendants, or a custodian under any uniform gifts to minors act or similar statute for the benefit of the Participant’s descendants, to the extent permitted by the Committee and not inconsistent with Rule 16b-3.  Notwithstanding the foregoing, the term “Termination of Employment” shall mean the Termination of Employment of the person to whom the Award was originally granted.

“Permitted Transferee” shall mean (a) a member of the Optionholder’s immediate family (child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships), any person sharing the Optionholder’s household (other than as tenant or employee), a trust in which these persons have more than fifty percent (50%) of the beneficial interest, a foundation in which these persons (or the Optionholder) control the management of assets, and any other entity in which these persons (or the Optionholder) own more than fifty percent (50%) of the voting interests, (b) third parties designated by the Committee in connection with a program established and approved by the Committee pursuant to which Participants may receive a cash payment or other consideration in consideration for the Transfer of Nonqualified Stock Option, and (c) such other transferees as may be permitted by the Committee in its sole discretion.

“Plan” shall mean the Brick Top Productions, Inc. 2014 Incentive Stock Plan, as herein set forth and as may be amended from time to time.

“Representative” shall mean (a) the person or entity acting as the executor or administrator of a Participant’s estate pursuant to the last will and testament of a Participant or pursuant to the laws of the jurisdiction in which the Participant had the Participant’s primary residence at the date of the Participant’s death, (b) the person or entity acting as the guardian or temporary guardian of a Participant subject to court supervision, (c) the person or entity which is the Beneficiary of the Participant upon or following the Participant’s death, or (d) any person to whom an Award has been permissibly transferred; provided that only one of the foregoing shall be the Representative, at any point in time, as determined under applicable law and recognized by the Committee.  Any Representative shall be subject to all terms and conditions applicable to the Participant.

“Retirement” shall mean the Participant’s Termination of Employment upon or after attaining age sixty-five (65).

“Rule 16b-3” shall mean Rule 16b-3, as from time to time in effect and applicable to the Plan and Participants, promulgated by the Commission under Section 16 of the Exchange Act.

“Securities Act” shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

“Ten Percent Shareholder” shall mean a person who owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any of its Affiliates.

“Termination of Employment” shall mean the occurrence of any act or event that actually or effectively causes or results in a person ceasing, for whatever reason, to be an Employee, Officer, Director, Consultant or other service provider of the Company including, without limitation, Retirement, death, Disability, resignation by Participant with or without “Good Reason” (as defined by Participant’s employment agreement, if any), resignation by Participant upon a change in control (as defined by Participant’s employment agreement, if any), or termination by the Company with or without Cause.  A transfer of employment from the Company to an Affiliate or from an Affiliate to the Company shall not be a Termination of Employment, unless expressly determined by the Committee.  With respect to any person who is not an Employee of the Company, the Committee may determine and include in such person’s Agreement more detailed or particular provisions concerning what act or event shall constitute a Termination of Employment with respect to such person.  The Committee or its delegate, in its sole discretion, will evaluate the effect of any leave of absence, including sick leave, military leave, or any other personal or family leave of absence has on its determination of whether Participant incurred Termination of Employment.

“Transfer” shall mean any sale, gift, assignment, distribution, conveyance, pledge, hypothecation, encumbrance or other transfer of title, whether by operation of law or otherwise.

In addition, certain other terms used herein shall have the definitions given to such terms in the first place in which the terms are used.

ADMINISTRATION

Structure.  The Committee shall administer the Plan.  In the event the Board fails to name a Committee, at any time, the Board shall reserve and exercise the functions of the Committee under the Plan.  The Committee shall act pursuant to a vote of the majority of its members or, in the case of a Committee comprised of only two (2) members, the unanimous consent of its members, whether present or not, or by written consent of the majority of its members and minutes shall be kept of all of its meetings and copies thereof shall be provided to the Board.  Any member of the Committee may resign by delivering notice to the Board.  The Board may abolish the Committee at any time and revest in the Board the administration of the Plan.  Subject to the limitations prescribed by the Plan and the Board, the Committee may establish and follow such rules and regulations for the conduct of its business as it may determine to be advisable.

Notwithstanding any provision contained in Sections 3.1 or 3.2 to the contrary, the acts of two-thirds (2/3) of the members of the Committee shall be required to exercise the authority granted under Subsection 3.2(d) to the extent such action accelerates or waives any restriction or limitation associated with any Award or any shares of Common Stock relating hereto.  A member of the Committee shall not exercise any discretion respecting himself under the Plan.

The Board shall have the authority to remove, replace, or fill any vacancy of any member of the Committee by delivering notice to the Committee and the affected member.  The members of the Committee shall be appointed by and serve at the pleasure of the Board.  From time to time, the Board may (a) increase or decrease the size of the Committee, (b) add additional members to, (c) remove members (with or without Cause) from, (d) appoint new members in substitution therefor, and (e) fill vacancies, however caused, in the Committee.

Committee Composition.  Notwithstanding anything herein to the contrary, with respect to grants of Awards to individuals who are Officers and Directors of the Company, at such time or in such circumstances as such individuals are subject to Section 16 of the Exchange Act, such grants shall be made and administered by a “Rule 16b-3 Committee” appointed by the Board.  Such Rule 16b-3 Committee shall consist solely of two (2) or more Non-Employee Directors who are also Outside Directors and shall otherwise be constituted and act in such manner as to permit such grants to Officers and Directors and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3.

Further, notwithstanding anything herein to the contrary, with respect to grants of Awards to individuals who are Covered Employees, at such time or in such circumstances as Section 162(m) of the Code may be applicable to the Company as a “Publicly Held Company” (as defined for purposes of Section 162(m) of the Code), such grants shall be made and administered by a “Section 162(m) Committee” appointed by the Board.  Such Section 162(m) Committee shall consist solely of two (2) or more Outside Directors and shall otherwise be constituted and act in such manner as to permit such grants to Covered Employees to qualify as “Performance-Based Compensation” excludable from “Applicable Employee Remuneration” (as such terms are defined for purposes of Section 162(m) of the Code) in order that the Company not be subject to the limitation on deductions allowed for Applicable Employee Remuneration set forth in Section 162(m) of the Code.

Any Rule 16b-3 Committee or Section 162(m) Committee appointed by the Board shall function and have authority, and be subject to the constitutional and procedural provisions, as herein provided with respect to any Committee appointed by the Board, applicable to the making and administration of the grants of Awards with respect to which the Committee is appointed.  A Rule 16-b Committee or Section 162(m) Committee may be a subcommittee of a Committee otherwise appointed by the Board.

Authority.  Subject to the terms of the Plan, the Committee’s charter, and Applicable Laws, and in addition to other express powers and authorization conferred by the Plan, the Committee (subject to the specific terms and conditions of such appointment as established by the Board) shall have the authority:

(a)

to select, subject to the limitations set forth in this Plan, those persons to whom Awards may be granted from time to time;

(b)

to determine whether and to what extent Awards are to be granted hereunder;

(c)

to determine the number of shares of Common Stock to be covered by each Award granted hereunder;

(d)

to determine the terms and conditions of any Award granted hereunder including, but not limited to:

(i)

the Option Price, the Option Period, any exercise restriction or limitation, any exercise acceleration, forfeiture, or waiver regarding any Option, and to specify the provisions of the Agreement relating to such Option;

(ii)

whether each Option is to be an Incentive Stock Option or a Nonqualified Stock Option;

(iii)

any shares of Common Stock relating to an Award; and

(iv)

any performance criteria and the satisfaction of such criteria relating to an Award.

(e)

to determine the Fair Market Value of one (1) share of Common Stock as of any date;

(f)

to adjust the terms and conditions, at any time or from time to time, of any Award, subject to the limitations of Article IX;

(g)

to provide for the form of Agreements to be utilized in connection with the Plan;

(h)

to prescribe the manner in which and the form on which Participants may designate a Beneficiary;

(i)

to determine the identity of a Participant’s Beneficiary or Representative for purposes of the Plan;

(j)

to determine whether a Participant has a Disability, Retirement, or Termination of Employment;

(k)

to determine what securities law requirements are applicable to the Plan, Options and the issuance of shares of Common Stock under the Plan and to require of a Participant that appropriate action be taken with respect to such requirements;

(l)

to cancel, with the consent of the Participant or as otherwise provided in the Plan or an Agreement, outstanding Awards;

(m)

to interpret and make final determinations with respect to the remaining number of shares of Common Stock available under the Plan;

(n)

to determine the restrictions or limitations on the transfer of Common Stock;

(o)

to determine whether the Company or any other person has a right or obligation to purchase Common Stock from a Participant and, if so, the terms and conditions on which such Common Stock is to be purchased;

(p)

to determine whether an Award is to be adjusted, modified, or purchased;

(q)

to determine whether an Option is to become fully exercisable under the Plan or the terms of an Agreement;

(r)

to determine the permissible methods of Option exercise and payment;

(s)

to adopt, amend, and rescind such rules, guidelines, procedures and practices as, in its opinion, may be advisable in the administration of the Plan (and which may differ with respect to Awards granted at different times or to different Participants);

(t)

to determine the duration and purposes of leave of absences which may be granted to a Participant without constituting termination of their employment for purposes of the Plan, which periods shall be no shorter than the periods generally applicable to Employees under the Company’s employment policies;

(u)

to make decisions with respect to outstanding Awards that may become necessary upon a Change in Control or an event that triggers anti-dilution adjustments;

(v)

to suspend or delay any time period described in the Plan or any Agreement if the Committee determines the applicable action may constitute a violation of any law, or result in liability under any law to the Company or a shareholder of the Company, until such time as the action required or permitted shall not constitute such violation of law or result in such liability;

(w)

to appoint and compensate agents, counsel, auditors or other specialists to aid it in the discharge of its duties;

(x)

to authorize any person to execute, on behalf of the Company, any instrument required to carry out the purpose of the Plan;

(y)

to delegate its authority to one (1) or more Officers of the Company with respect to Awards that do not involve Covered Employees or “insiders” within the meaning of Section 16 of the Exchange Act;

(z)

to otherwise construe, interpret, and apply the terms and provisions of the Plan and any Award issued under the Plan (and any Agreement), and to otherwise supervise the administration of the Plan;

(aa)

to interpret, administer, reconcile any inconsistency in, correct any defect in, and supply any omission in the Plan and any instrument or agreement relating to or Award granted under the Plan; and

(bb)

to exercise discretion to make any and all other determinations which it determines to be necessary or advisable for the administration of the Plan.

The Committee also may modify the Option Price, provided that if the modification effects a re-pricing, shareholder approval may be required before the re-pricing is effective.

Final and Binding Committee Determinations.  All determinations and decisions made by the Committee pursuant to the provisions of the Plan shall be made in its sole discretion, and in the case of any determination or decisions relating to an Award, may be made at the time of the grant of the Award or, unless in contravention of any express term of the Plan or an Agreement, at any time thereafter.  All determinations and decisions made, and actions undertaken, by the Committee pursuant to the provisions of the Plan shall be final and binding for all purposes and on all persons, including the Company and Participants.

Delegation.  The Committee (or the Board if no Committee has been appointed by the Board) may delegate administration of the Plan to a committee or committees of one or more members of the Board.  The term “Committee” shall apply to any person or persons to whom such authority has been delegated.  The Committee shall have the power to delegate to a subcommittee any of the administrative powers the Committee is authorized to exercise (and references in the Plan to the Board or Committee shall thereafter be to the committee or subcommittee); subject, however, to such resolutions, not inconsistent with the provisions of the Plan, as may be adopted from time to time by the Board.

Liability and Indemnification.  In addition to such rights of indemnification as they may have as Directors or members of the Committee, and to the extent allowed by Applicable Laws, no member of the Committee (or Board, if no Committee has been appointed) shall be liable for any action or determination made or taken by the member, Committee, or Board, in good faith, with respect to the Plan.  Each member of the Committee (or Board, if no Committee has been appointed) shall be indemnified by the Company against the reasonable expenses, including attorneys’ fees, actually incurred in connection with any action, suit, or proceeding or in connection with any appeal therein, to which the Committee may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Award granted under the Plan, and against all amounts paid by the Committee in settlement thereof (provided, however, that the settlement has been approved by the Company, which approval shall not be unreasonably withheld) or paid by the Committee in satisfaction of a judgment in any such action, suit, or proceeding, except in relation to matters as to which it shall be adjudicated in such action, suit, or proceeding that such Committee did not act in good faith and in a manner which such person reasonably believed to be in the best interests of the Company or, in the case of a criminal proceeding, had no reason to believe that the conduct complained of was unlawful.  Each member of the Committee (or Board) shall be fully justified in relying or acting, in good faith, upon any report made by the independent public accountants of the Company, and upon any other information furnished in connection with the Plan.  In no event shall any person who is or shall have been a member of the Committee (or Board) be liable for any determination made or other action taken or any omission to act in reliance upon any such report or information, or for any action taken, including the furnishing of information, or failure to act, if in good faith.

Each person covered by this indemnification shall give the Company an opportunity, at its expense, to handle and defend such claim, action, suit or proceeding before such person undertakes to handle and defend the same on such person’s own behalf.  The foregoing right of indemnification shall not be exclusive of any other rights or indemnification to which such persons may be entitled under the articles or certificate of incorporation or by-laws of the Company, as a matter of law or otherwise, or any power that the Company may have to indemnify such persons or hold such persons harmless.

STOCK SUBJECT TO PLAN

Number of Shares Available.  Subject to adjustment under Section 4.6, the total number of shares of Common Stock reserved and available for distribution pursuant to the grant of Awards under the Plan shall be 5,000,000 shares of Common Stock.  Such shares may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner.

Individual Share Limits.  Subject to adjustment in accordance with Section 4.6, no Participant shall be granted, during any one (1) year period, Options to purchase Common Stock with respect to more than 1,000,000 shares of Common Stock in the aggregate.  If an Award is to be settled in cash, the number of shares of Common Stock on which an Award is based shall not count toward the individual share limit set forth in this Section 4.2.

Release of Shares.  Subject to Section 6.3, any shares of Common Stock subject to any Award that are canceled, forfeited, or expired, either in full or in part, shall again become available for issuance under the Plan, including those shares that were delivered in satisfaction of tax withholding obligation, in the discretion of the Committee.

Conditions on Issuance of Shares.  Shares of Common Stock issued in conjunction with an Award shall be subject to the terms and conditions specified herein and to such other terms, conditions, and restrictions as the Committee, in its discretion, may determine or provide in an Agreement.

The Company shall not be required to issue or deliver any certificates for shares of Common Stock, cash, or other property prior to (a) the listing of such shares on any stock exchange (or other public market) on which the Common Stock may then be listed (or regularly traded), (b) the completion of any registration or qualification of such shares under Federal or state law, or any ruling or regulation of any government body which the Committee determines to be necessary or advisable, and (c) the satisfaction of any applicable withholding obligation.

The Committee may require any person exercising an Option to make such representations, furnish such information, and execute such other documents as it may consider appropriate in connection with the issuance or delivery of the shares of Common Stock in compliance with applicable law or otherwise including, but not limited to, requiring each person purchasing shares to represent and agree with the Company, in writing, that such person is acquiring the shares without a view to the distribution thereof.

The Company may cause any certificate for any share of Common Stock to be delivered on exercise of an Option to be properly marked with a legend or other notation reflecting the limitations on Transfer of such Common Stock as provided in this Plan or as the Committee may otherwise require.

No fractional shares of Common Stock shall be issued or delivered pursuant to the Plan.  The Committee shall determine whether cash, additional Awards, or other securities or property shall be issued or paid in lieu of fractional shares of Common Stock or whether any fractional shares should be rounded, forfeited, or otherwise eliminated.

Any amounts owed to the Company or an Affiliate by the Participant of whatever nature may be offset by the Company from the value of any shares of Common Stock, cash, or other thing of value under this Plan or an Agreement to be transferred to the Participant, and no shares of Common Stock, cash, or other thing of value under this Plan or an Agreement shall be transferred unless and until all disputes between the Company, any Affiliate, and the Participant have been fully and finally resolved and the Participant has waived all claims to such against the Company and any Affiliate to the satisfaction of the Committee

Shareholder Rights.  Except as provided in the Plan or an Award Agreement, no Participant shall have any rights of a shareholder as to shares of Common Stock subject to an Option until after (i) proper exercise of the Option, (ii) such other action is taken by the person as may be required pursuant to the Agreement evidencing such Option, and (iii) such shares shall have been recorded on the Company’s official shareholder records as having been issued or transferred.  Upon exercise of an Option or any portion thereof, the Company shall have sixty (60) days in which to issue the shares and the Participant will not be treated as a shareholder for any purpose prior to such issuance.  No adjustment shall be made for cash dividends or other rights for which the record date is prior to the date such shares are recorded as issued or transferred in the Company’s official shareholder records, except as provided herein or in an Agreement.

Adjustment for Corporate Changes.  In the event of any Company stock dividend, stock split, combination or exchange of shares, recapitalization or other change in the capital structure of the Company or any Affiliate, corporate separation or division of the Company (including, but not limited to, a split-up, spin-off, split-off or distribution to Company shareholders other than a normal cash dividend), sale by the Company of all or a substantial portion of its assets, reorganization, rights offering, a partial or complete liquidation, or any other corporate transaction or event involving the Company or any Affiliate, then the Committee shall determine whether (and the extent to which) or not to adjust or substitute, as the case may be, the number of shares of Common Stock available for Awards under the Plan, the number of shares of Common Stock covered by outstanding Awards, the Option Price per share of outstanding Options, and performance conditions and any other characteristics or terms of the Awards as the Committee shall deem necessary or appropriate to reflect equitably the effects of such changes to the Participants; provided, however, that any fractional shares resulting from such adjustment shall be eliminated by rounding to the next lower whole number of shares (and no cash settlements shall be made with respect to fractional shares eliminated by rounding).  In the case of adjustments made pursuant to this Section 4.6, unless the Committee specifically determines that such adjustment is in the best interests of the Company or its Affiliates, the Committee shall, in the case of Incentive Stock Options, ensure that any adjustments under this Section 4.6 will not constitute a modification, extension, or renewal of the Incentive Stock Option within the meaning of Section 424(h)(3) of the Code.  In the case of Nonqualified Stock Options, ensure that any adjustments under this Section 4.6 will not constitute a modification of such Nonqualified Stock Option within the meaning of Section 409A of the Code.  Any adjustments made under this Section 4.6 shall be made in a manner which does not adversely affect the exemption provided pursuant to Rule 16b-3 under the Exchange Act.  Further, with respect to Awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code, any adjustments or substitutions will not cause the Company to be denied a tax deduction on account of Section 162(m) of the Code.  The Company shall give each Participant notice of adjustment hereunder and, upon notice, such adjustments shall be conclusive and binding for all purposes.

ELIGIBILITY AND SELECTION

Eligibility.  The persons eligible to participate in the Plan and be granted Awards shall be Employees, Officers, Directors, Consultants or other service providers of the Company or any Affiliate.

For purposes of this Section 5.1, prospective Employees, Officers, Directors, Consultants or other service providers of the Company or any Affiliate shall be eligible to participate in the Plan and be granted Awards in connection with and in furtherance of written offers of employment, retention, or engagement, prior to the date any such person commences employment or first performs services for the Company or any Affiliate; provided that:

(a)

any Award granted to such person shall be granted contingent on such person commencing employment or performance of services for the Company or any Affiliate, and shall be exercisable no earlier than the date on which such person commences employment or first performs service for the Company;

(b)

any Option granted to such person who is or will be a common-law Employee of the Company (or any “Parent” or “Subsidiary” of the Company as defined in Section 424 of the Code) shall be a Nonqualified Stock Option;

(c)

any Option granted to such person who will be a common-law Employee of the Company (or any “Participant” or “Subsidiary” of the Company as defined in Section 424 of the Code), which is designated as an Incentive Stock Option shall be deemed granted effective on the date such person commences such employment, with the exercise price of the Option to be determined pursuant to Section 6.3(b) as of such date of commencement of employment; and

(d)

any Ten Percent Shareholder shall not be granted an Incentive Stock Option unless the Option Price is at least One Hundred Ten Percent (110%) of the Fair Market Value of the Common Stock at the Grant Date and the Option is not exercisable after the expiration of five (5) years from the Grant Date.

Selection of Participants.  Of those persons eligible to participate in the Plan as described in Section 5.1, the Committee shall, from time to time and in its sole discretion, select the persons to be granted Awards and shall determine the terms and conditions with respect thereto.  The Committee may give consideration to such factors as deemed relevant by the Committee to making such selection and determination.

Awards in Substitution.  Awards (including cash in respect of fractional shares) may be granted under the Plan from time to time in substitution for (a) options, or (b) vested or unvested shares held by Employees, Officers, Directors, Consultants or service providers of other corporations who are about to become Employees, Officers, Directors, Consultants or service providers of the Company or an Affiliate as the result of a merger or consolidation of the employing corporation with the Company or an Affiliate, or the acquisition by the Company or an Affiliate of the assets of the employing corporation, or the acquisition by the Company or an Affiliate of the stock of the employing corporation, as the result of which it becomes an Affiliate.  The terms and conditions of the Awards so granted may vary from the terms and conditions set forth in this Plan at the time of such grant as the Committee may deem appropriate to conform, in whole or in part, to the provisions of the options or (vested or unvested) shares in substitution for which they are granted.

STOCK OPTIONS

General.  The Committee shall have authority to grant Options under the Plan at any time or from time to time.  An Option shall entitle the Participant to receive shares of Common Stock upon exercise of such Option, subject to the Participant’s satisfaction in full of the conditions, restrictions, or limitations imposed in accordance with the Plan and an Agreement (which may differ from other Agreements) including, without limitation, payment of the Option Price.

Grant of Options.  The grant of an Option shall occur as of the date the Committee determines.  Each Option granted under the Plan shall be evidenced by an Agreement, in a form prescribed or approved by the Committee, that shall embody the terms and conditions of such Option and which shall be subject to the express terms and conditions set forth in the Plan.  A person selected by the Committee to receive an Option shall not become a Participant and have any rights with respect to such Option unless and until such person has executed such Agreement, has delivered a fully executed copy of such Agreement to the person or office designated by the Committee, and has otherwise complied with any applicable requirements set forth by the Committee as part of the grant of the Option.

Each Option shall be designated in the Agreement as either an Incentive Stock Option or a Nonqualified Stock Option.  Notwithstanding such designation, however, to the extent that the aggregate Fair Market Value of the shares of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the Participant during any calendar year (under all plans of the Company and any Affiliate) exceeds $100,000, or in the event (and only to the extent) that an Option designated as an Incentive Stock Option fails to satisfy the requirements of Section 422 of the Code, such Options shall be treated as Nonqualified Stock Options.  For purposes of this Section 6.2, Incentive Stock Options shall be taken into account in the order in which they were granted.  The Fair Market Value of the shares of Common Stock shall be determined, for purposes of that $100,000 limitation, as of the time the Option with respect to such shares is granted.

Neither the Plan nor any Option shall confer upon a Participant any right with respect to continuing the Participant’s relationship as a service provider with the Company, nor shall they interfere in any way with the Participant’s right or the Company’s right to terminate such relationship at any time, with or without Cause.  The Company shall have no liability to any Participant or any other person if an Option designated as an Incentive Stock Option fails to qualify as such at any time or if an Option is determined to constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Code and the terms of such Option do not satisfy the requirements of Section 409A of the Code.

Terms and Conditions.  The provisions of separate Options need not be identical, but each Option shall include and be subject to such terms and conditions as shall be determined by the Committee, including the following:

(a)

Option Period.  The Option Period of each Option shall be fixed by the Committee.  Notwithstanding anything herein to the contrary, unless otherwise determined by the Committee and provided in an Agreement, the Option Period of each Option shall be ten (10) years from the Grant Date of the Option.  Moreover, in the case of Incentive Stock Options granted to a Participant who, at the time of grant is a Ten Percent Shareholder, the term of the Incentive Stock Option shall be five (5) years from the Grant Date or such shorter term as may be provided in the Agreement.

(b)

Option Price.  The Option Price per share of the Common Stock purchasable under an Option shall be determined by the Committee.  The Option Price per share shall not be less than the Fair Market Value of a share of Common Stock made subject to the Option, determined as of the Grant Date; provided, however, that the Option Price shall not be less than the Fair Market Value determined as of the date that the principal terms of the Option are fixed, authorized, and approved by or on behalf of the Committee if such date is not designated as the Grant Date.  Moreover, in the case of Incentive Stock Options granted to a Participant who, at the time of grant is a Ten Percent Shareholder, the per share Option Price shall be no less than one hundred ten percent (110%) of the Fair Market Value per share on the Grant Date.

(c)

Execution of Related Documents.  A Participant shall be required to enter into such non-competition, non-solicitation, and confidentiality agreements as the Committee shall specify or as such provisions may be included in the Agreement.

(d)

Vesting and Exercisability.  Options shall become vested and be exercisable as determined by the Committee and set forth in each Agreement.  An Agreement shall state, with respect to all or designated portions of the shares of Common Stock subject thereto, the time at which, the conditions upon which, or the installments in which the Option shall become vested and be exercisable during the Option Period.  The Committee may establish requirements for vesting and exercisability based on (i) periods of employment or rendering of services, (ii) the satisfaction of performance criteria with respect to the Company or the Participant (or both), (iii) both periods of employment or rendering of services and satisfaction of performance criteria, or (iv) the occurrence of certain events including, but not limited to, a Change in Control.

Notwithstanding anything herein to the contrary, unless otherwise determined by the Committee and provided in the Agreement, each Option shall become vested and exercisable under following provisions:

(1)

The Option shall be vested and exercisable over a four (4) year period.

(2)

Twenty-five percent (25%) of the Option shall become vested and exercisable on the twelve (12) month anniversary of the Grant Date.

(3)

The remaining seventy-five percent (75%) of the Option shall become vested and exercisable in equal monthly installments over the remaining thirty-six (36) months.

The Committee may substitute an effective date identified in the particular Agreement in place of the Grant Date for use with the foregoing vesting schedule or with any other vesting schedule set forth in such Agreement.

In the case of any Option which, at the Grant Date, is granted with provisions for vesting and exercisability at a later date or in installments, whether by determination of the Committee or by operation of the preceding paragraph, the Committee may thereafter, at any time and in its sole discretion, waive or modify such vesting requirements with respect to such Option, in whole or in part, and accelerate the exercisability of all or a portion of the Option.

(e)

Method of Payment.  Unless otherwise determined by the Committee and provided in an Agreement, payment of the Option Price under each Option shall be made, in full or in part, by cash or check.  No shares of Common Stock shall be issued on exercise of an Option until full payment therefor has been made and all other applicable conditions have been satisfied, as determined by the Committee.  Alternative methods of payment the Committee may consider shall include, but are not limited to, the following: (1) tendering other shares of Common Stock which have either been owned by the Participant for more than six (6) months on the date of surrender or were acquired upon exercise of the Option for which payment is being made and which, in either case, have a Fair Market Value on the date of surrender equal to the aggregate Option Price of the shares for which the Option is being exercised, (2) consideration received by the Company under a broker-assisted cashless exercise program implemented by the Company with respect to the Plan, or (3) any combination of the foregoing methods of payment.  Notwithstanding the foregoing, during any period for which the Common Stock is publicly traded (i.e., the Common Stock is listed on any established stock exchange or national market system), an exercise by a Director or Officers that involves or may involve a direct or indirect extension of credit or arrangement of an extension of credit by the Company, directly or indirectly, in violation of Section 402(a) of the Sarbanes-Oxley Act of 2002 shall be prohibited with respect to any Award under this Plan.

(f)

Nontransferability of Options.  Except as specifically provided herein or in an Agreement, no Option or interest therein shall be transferable by the Participant other than by will or by the laws of descent and distribution, and an Option shall be exercisable during the Participant’s lifetime only by the Participant.

(g)

Designation of Beneficiary.  A Participant may designate a Beneficiary who may exercise the Participant’s Option after the Participant’s death, subject to the provisions of the Plan.  Such designation shall be made in such manner and on such form as shall be prescribed by the Company.

Effect of Termination of Employment.  Except as otherwise determined by the Committee and set forth in an Agreement, if a Participant incurs a Termination of Employment, for any reason, prior to the expiration of the Option Period of any Option, the Option, if not vested and exercisable on the date of Termination of Employment, or any portion of the Option that is not vested and exercisable on the date of the Termination of Employment, shall expire and be forfeited, and shall be void for all purposes, immediately on the date of Termination of Employment.

Except as otherwise determined by the Committee and set forth in an Agreement, in the case of a Participant who incurs a Termination of Employment prior to the expiration of the Option Period of any Option, the Option, if vested and exercisable on the date of Termination of Employment, or any portion of the Option that is vested and exercisable on the date of Termination of Employment, shall continue to be exercisable only for the applicable extended time period following such Termination of Employment set forth hereinafter and shall otherwise cease to be exercisable as of the close of business on the date of Termination of Employment.

(a)

In the event of Termination of Employment constituting Retirement, such Option or such portion thereof may be exercised by the Participant until the end of the ninety (90) day period commencing with the date of Retirement or, if earlier, the expiration of the Option Period.

(b)

In the event of Termination of Employment due to death, such Option or such portion thereof may be exercised by the Participant’s Representative until the end of the twelve (12) month period commencing with the date of the Participant’s death or, if earlier, the expiration of the Option Period.

(c)

In the event of Termination of Employment due to Disability, such Option or such portion thereof may be exercised by the Participant or, in the event the Participant is legally incompetent, the Participant’s Representative until the end of the six (6) month period commencing with the date of Disability or, if earlier, the expiration of the Option Period.

(d)

In the event of Termination of Employment at the election of the Participant with “Good Reason” (as defined by such Participant’s Employment Agreement, if any), such Option or such portion thereof may be exercised by the Participant until the end of the ninety (90) day period commencing with the date of Termination of Employment or, if earlier, the expiration of the Option Period.

(e)

In the event of Termination of Employment by the Company or an Affiliate, as the case may be, without Cause, such Option or such portion thereof may be exercised by the Participant until the end of the ninety (90) day period commencing with the date of Termination of Employment or, if earlier, the expiration of the Option Period.

(f)

Notwithstanding anything in the preceding subparagraphs (a) through (e) to the contrary, in the event of Termination of Employment of a Participant by the Company or an Affiliate, as the case may be, for Cause, such Option or such portion thereof shall cease to be exercisable automatically upon first notification to the Participant by the Company or the Affiliate of such termination, with no extended time period for any exercise of the Option or any portion thereof.  If a Participant’s employment or services are suspended pending an investigation of whether the Participant’s employment or services should be terminated for Cause, all of the Participant’s rights under any Option shall likewise be suspended during the period of such investigation.

Notwithstanding anything herein to the contrary, the Committee may, at any time and in its sole discretion, further extend or modify the extended time periods for exercisability set forth in this Section 6.4, or waive or modify the operation of the provisions of this Section 6.4 as regards elective Termination of Employment without appropriate or agreed notice and agreed termination terms or Termination of Employment for Cause.

Information Available to Participants.  At least annually, the Company shall make available to all Participants copies of the Company’s financial statements for its most recently completed fiscal year.  Except as may be required by applicable law, neither the Company nor the Committee shall have any duty or obligation to provide or make available to any Participant any other disclosures or information regarding the Company, and no Participant shall have any right to obtain any other disclosures or to receive any other information regarding the Company, in connection with the grant or exercise of any Option.

Exercise of Options.  An Option which is vested and exercisable shall be exercised by a Participant (or a Representative), in whole or in part, at any time during the Option Period, by giving written notice to the Company, in such form and manner as the Committee may prescribe, specifying the number of shares of Common Stock attributable to the Option to be purchased.  Such notice of exercise given to the Company shall be accompanied by payment, in full, of the Option Price and any other executed documents required by the Committee.  Upon exercise of a right granted under this Plan, the Company shall issue Common Stock or pay any amounts due within a reasonable period of time thereafter.  Subject to any statutory or regulatory obligations the Company may otherwise have, for purposes of this Plan, thirty (30) days shall be considered a reasonable period of time.

Withholding on Exercise.  To the extent provided by the terms of an Award Agreement and subject to the discretion of the Committee, the Participant may satisfy any Federal, state, local or foreign tax withholding obligation relating to the exercise or acquisition of Common Stock under an Award by any of the following means (in addition to the Company’s right to withhold from any compensation paid to the Participant by the Company) or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold shares of Common Stock from the shares of Common Stock otherwise issuable to the Participant as a result of the exercise or acquisition of Common Stock under the Award; provided, however, that no shares of Common Stock are withheld with a value exceeding the minimum amount of tax required to be withheld by law; or (c) delivering to the Company previously owned and unencumbered shares of Common Stock of the Company.  The obligations of the Company under the Plan shall be conditional on such payment or arrangements, and the Company and any Affiliate shall, to the extent permitted by law, have the right to deduct any such taxes from any payment otherwise due to the Participant.

Performance-Based Compensation.  Nonqualified Stock Options shall qualify as “Performance-Based Compensation” (as defined under Section 162(m) of the Code) if the shareholders of the Company approve a proposal that states the compensation received by the Participant on exercise of an Option will be solely based on the increase in the Common Stock after the Grant Date, specifies the number of shares for which the Option was granted, and provides that absent shareholder approval, the Option shall not be exercisable if it would result in compensation that is not deductible under Section 162(m) of the Code.

Cash-Out of Option.  On receipt of written notice of exercise of an Option at any time prior to a Change in Control, the Committee may elect, at any time, in lieu of issuing Common Stock to cash-out all or any portion of the Option, provided such action would not violate Section 409A of the Code, by paying to the Participant an amount, in cash, equal to the excess of the Fair Market Value of a share of Common Stock, as of the date of exercise, over the Option Price, multiplied by the number of shares of Common Stock subject to the Option elected to be cashed-out by the Committee.  The Committee may elect to cash-out all or any portion of an outstanding Option at any other time, using the same formula as described above for determining the consideration to be paid, regardless of any exercise notice or Change in Control.  Cash-outs relating to Options held by Participants who are actually or potentially subject to Section 16 of the Exchange Act shall comply with Rule 16b-3, to the extent applicable.  The Committee may elect to offset against any cash-out payment under this Section 6.8 any amounts outstanding under any indebtedness or obligations owed by the Participant to the Company or any Affiliate.

PROVISIONS APPLICABLE TO ACQUIRED STOCK

Securities Law Restrictions.  The Company may impose such other restrictions on any shares of Common Stock granted pursuant to an Award under the Plan as it may deem advisable including, but not limited to, restrictions intended to achieve compliance with (a) the Securities Act, (b) the requirements of any stock exchange or over the counter market upon which the Common Stock is then listed or traded, and (c) any Blue Sky or state securities laws applicable to such Common Stock.  If at any time the Committee shall determine, in its discretion, that the listing, registration, or qualification of any shares of Common Stock to be granted under the Plan upon any securities exchange or under any state or Federal law, or the consent or approval of any governmental or regulatory body, is necessary or desirable as a condition of or in connection with the grant or issuance of Common Stock hereunder, then no Award may be made unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.  The Committee may require any Participant receiving an Award under the Plan to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of any such Common Stock in compliance with applicable law and shall have the authority to cause the Company, at its expense, to take any action related to the Plan which may be required in connection with such listing registration, qualification, consent or approval.

Registration Statement.  If a registration statement is not in effect under the Securities Act or any applicable state securities laws with respect to the Common Shares, the Company may require the Participant to represent, in writing, that the Common Shares received are being acquired for investment and not with a view to distribution and agree that the Common Shares will not be disposed of except pursuant to an effective registration statement, unless the Company shall have received an opinion of counsel that such disposition is exempt from such requirement under the Securities Act and any applicable state securities laws.  The Company shall include on certificates representing Common Shares delivered pursuant to the Plan such legends referring to the foregoing representations or restrictions and any other applicable restrictions on resale as the Committee, in its discretion, shall deem appropriate.

Transfer on Change in Control.  A Participant may Transfer, or may be required to sell, shares of Common Stock acquired pursuant to an Award upon the effective date of a Change in Control, as provided in Section 8.2.  Notwithstanding anything herein to the contrary, the Committee may, at any time and in its sole discretion, provide that corporate transactions in addition to those specified in Section 8.2 as constituting a Change in Control, shall constitute events upon the effective date of which a Participant may Transfer any or all of the Shares of Common Stock acquired by the Participant pursuant to an Award.

Estate Planning Transfers.  Notwithstanding anything herein to the contrary, a Participant may, at any time, make a Transfer of shares of Common Stock received pursuant to an Award to Permitted Transferee.

Binding Effect of Plan.  Any otherwise permitted Transfer of shares acquired pursuant to an Award shall not be permitted or valid unless and until the transferee agrees to be bound by the provisions of this Plan, and any provision restricting Common Stock under the Agreement; provided that “Termination of Employment” shall continue to refer to the Termination of Employment of the Participant.

Limited Transfer During Offering.  In the event there is an effective registration statement under the Securities Act pursuant to which shares of Common Stock shall be offered for sale in an underwritten offering, a Participant shall not, during the period requested by the underwriters managing the registered offering, effect any public sale or distribution of shares received directly or indirectly pursuant to an Award.

Disqualifying Disposition.  If a Participant disposes of shares of Common Stock acquired pursuant to the exercise of an Incentive Stock Option in any transaction considered a “disqualifying disposition” under Section 421(b) of the Code, the Participant shall provide notice to the Company of such transaction.  The Company shall have the right to deduct any Federal, state, local or foreign taxes of any kind required by law to be withheld, with respect to the amount involved in such transaction, from any amounts otherwise payable by the Company to the Participant, or to require the Participant to make other arrangements satisfactory to the Company regarding payment of such taxes.

Rights of Repurchase.  Prior to the effective date of a Change in Control, upon a Termination of Employment of a Participant, the Company shall have the right to repurchase all or any portion of the shares of Common Stock acquired pursuant to an Award (the “Acquired Shares”), whether held by the Participant or by a Permitted Transferee as permitted under Section 7.4, on the following terms and conditions:

(a)

The Company may exercise such right by delivery of written notice (the “Repurchase Notice”) to the Participant or any Permitted Transferee within ninety (90) days after the date of the Participant’s Termination of Employment or, if later, within ninety (90) days after the date the Participant or the Participant’s Representative exercises the Participant’s Option following the Participant’s Termination of Employment (pursuant to Section 6.4) to obtain Acquired Shares.  The Repurchase Notice shall set forth the number of Acquired Shares to be acquired by the Company from the Participant or the Permitted Transferees, the aggregate consideration to be paid for the Acquired Shares and the time and place for the closing of such transaction.

(b)

The repurchase of Acquired Shares shall be closed at the Company’s executive offices, or at such other location as may be designated by the Company, within twenty (20) days after the date of delivery of the applicable Repurchase Notice.  At the closing, the Company shall pay the purchase price to the Participant (or, if applicable, the Permitted Transferee), and the Participant (or, if applicable, the Permitted Transferee) shall deliver the certificate or certificates representing such Acquired Shares to the Company (or nominee), accompanied by duly executed stock powers.  The Company shall be entitled to receive customary representations and warranties from the seller regarding the sale of Acquired Shares (including representations and warranties regarding good title to such shares, free and clear of any liens or encumbrances) and to require a seller’s signature to be guaranteed by a national bank or reputable securities broker.

(d)

The purchase price per share to be paid for the Acquired Shares repurchased by the Company shall be equal to the Fair Market Value of each such Acquired Share as of the date of the Participant’s Termination of Employment.

(e)

The Company shall make payment for Acquired Shares by, at the option of the Company, (i) a check or wire transfer of funds to the extent such payment would not cause the Company to violate the General Corporation Law of the State of Florida and would not cause the Company to breach any agreement to which it is a party relating to the indebtedness for borrowed money or other material agreement, (ii) a subordinated promissory note of the Company bearing interest (payable quarterly in cash unless otherwise prohibited) at the applicable federal rate for medium-term obligations, with all remaining principal and interest payment due on the fifth (5th) anniversary of the date of issuance and which shall be subordinated on terms and conditions satisfactory to the holders of the Company’s indebtedness for borrowed money, or (iii) a combination of (i) and (ii) above in such proportions as the Company may determine in its sole discretion.  In addition, the Company may pay the purchase price by offsetting amounts outstanding under an indebtedness or obligations owed by the Participant to the Company or any Affiliate.

(f)

Notwithstanding the foregoing, any repurchase of Acquired Shares attributable to an Incentive Stock Option shall not take place before the first anniversary of the Participant’s acquisition of such Acquired Shares, and such repurchase shall be closed within ninety (90) days after a ninety (90) day advance Repurchase Notice is given, so as not to create a “disqualifying disposition” of the Acquired Shares within the meaning of Code Sections 421(b) and 422(a)(i).

CHANGE IN CONTROL PROVISIONS

Accelerated Vesting on Change in Control.  Notwithstanding any other provision of the Plan or in an Agreement to the contrary, in the event of a Change in Control (as defined in Section 8.2), any Award outstanding as of the effective date of the Change in Control that was granted which are not then fully vested (or exercisable) shall become fully vested (or exercisable) to the full extent of the original Award.

Definition of Change in Control.  For purposes of this Plan, a “Change in Control” shall be deemed to have occurred at such time as (a) a person or a group (within the meaning of Sections 13(d) or 14(d)(2) of the Exchange Act), other than a person who is an existing holder of capital stock of the Company or a group consisting solely of existing holders of capital stock of the Company, becomes the Beneficial Owner of more than fifty (50%) percent of the Company’s total outstanding capital stock, (b) a sale, lease or exchange of substantially all of the Company’s assets and related business to a third party unaffiliated with an existing holder of capital stock of the Company, or (c) a merger of the Company into or consolidation with another corporation which is unaffiliated with the shareholders or management of the Company and, after giving effect to such merger or consolidation, the existing holders of capital stock of the Company immediately prior to such merger or consolidation own less than fifty-one percent (51%) of the capital stock of the surviving entity.  Notwithstanding the foregoing, if Participant is a party to an employment agreement or consulting agreement with the Company that contains a change in control provision and a definition of change in control, the definition of change in control in the employment agreement or consulting agreement, as the case may be, shall be utilized under this Agreement, with respect to said Participant employee/consultant only, in place of the Change in Control definition set forth in this Section 8.2.

AMENDMENT AND TERMINATION

Amendment of Plan.  The Board, at any time and from time to time, may amend or terminate the Plan.  However, except as provided in Section 4.6 relating to adjustments upon changes in Common Stock and Section 9.3, no amendment shall be effective unless approved by the shareholders of the Company to the extent shareholder approval is necessary to comply with any Applicable Laws.  At the time of such amendment, the Board shall determine, upon advice of counsel, whether such amendment will be contingent on shareholder approval.

Shareholder Approval.  The Board may, in its sole discretion, submit any other amendment to the Plan for shareholder approval, including, but not limited to, amendments to the Plan intended to satisfy requirements of Section 162(m) of the Code and the regulations thereunder regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation paid to certain executive officers.

Contemplated Amendments.  It is expressly contemplated that the Board may amend the Plan in any respect the Board deems necessary or advisable to provide eligible Employees, Directors, or Consultants with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options or to the nonqualified deferred compensation provision of Section 409A of the Code and/or to bring the Plan and/or Awards granted under it into compliance therewith.

No Impairment of Rights.  Rights under any Award granted before amendment of the Plan shall not be impaired by any amendment of the Plan unless (a) the Company requests the consent of the Participant and (b) the Participant consents in writing.

Amendment of Awards.  The Committee, at any time and from time to time, may amend the terms of any Award granted as set forth in an Agreement; provided, however, that the Committee may not affect any amendment which would otherwise constitute an impairment of the rights under any Award unless (a) the Company requests the consent of the Participant and (b) the Participant consents in writing.

MISCELLANEOUS

Controlling Law.  The Plan, all Agreements and all Awards granted and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Florida (other than its law respecting choice of law).  The Plan and all Agreements shall be construed to comply with all Applicable Laws and to avoid liability to the Company, any Affiliate and (to the extent feasible) to Participants including, without limitation, liability under Section 16(b) of the Exchange Act.

Clawback.  Notwithstanding any other provisions in this Plan, any Award which is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and clawback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement.

Entire Agreement.  This Plan and, with respect to any Participant, the Agreement entered into with the Participant pursuant to which an Award is granted, including any Exhibits thereto, shall constitute the entire Agreement with respect to the subject matter hereof and thereof; provided that in the event of any inconsistency between the Plan and the Agreement, the terms and conditions of the Plan shall control.

Expenses.  The Company shall pay the costs of administering the Plan.

Fail-Safe for Rule 16b-3.  With respect to persons subject to Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3. To the extent any provision of the Plan or action by the Committee fails to comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.  In the event the Plan does not include a provision required by Rule 16b-3 to be stated herein, such provision (other than one relating to eligibility requirements or the price and amount of Awards) shall be deemed to be incorporated by reference into the Plan with respect to Participants subject to Section 16.

If at the time a Participant incurs a Termination of Employment (other than due to Cause) or if at the time of a Change in Control, the Participant is subject to “short-swing” liability under Section 16 of the Exchange Act, any time period provided for under the Plan or an Agreement, to the extent necessary to avoid the imposition of such liability, shall be suspended and delayed during the period the Participant would be subject to such liability, but such suspension and delay shall not be for more than six (6) months and one (1) day and not to exceed the Option Period, whichever is shorter.

Fail-Safe for Incentive Stock Options.  Notwithstanding anything in the Plan to the contrary, no term of the Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify the Plan under Section 422 of the Code or, without the consent of the Participant affected, to disqualify any Incentive Stock Option under Section 422 of the Code.

Fail-Safe for Mitigation of Excise Tax.  Except as otherwise provided in an Agreement or if the requirements of Treasury Regulation §1.280G-1 Q&A6(a)(2) are met to the satisfaction of the Committee, if any payment or right accruing to a Participant under this Plan (without the application of this provision), either alone or together with other payments or rights accruing to the Participant from the Company (“Total Payments”), would constitute a “parachute payment” (as defined in Section 280G of the Code), such payment or right shall be reduced to the largest amount or greatest right that will result in no portion of the amount payable or right accruing under the Plan being subject to an excise tax under Section 4999 of the Code or being disallowed as a deduction under Section 280G of the Code.  The determination of the amount of any potential reduction in the payments or rights shall be made by the Committee, in good faith, after consultation with the Participant and shall be communicated to the Participant.  The Participant shall cooperate, in good faith, with the Committee in making such determination and providing the necessary information for this purpose.  The foregoing provisions of this paragraph shall apply with respect to any person only if, after reduction for any applicable Federal excise tax imposed by Section 4999 of the Code and Federal income tax imposed by the Code, the Total Payments accruing to such person would be less than the amount of the Total Payments as reduced, if applicable, under the foregoing provisions of the Plan and after reduction for only Federal income taxes.

Forfeiture Events.  The Committee may specify in an Agreement that the Participant’s rights, payments, and benefits with respect to an Award shall be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain events, in addition to applicable vesting conditions of an Award.  Such events may include, without limitation, breach of non-competition, non-solicitation, confidentiality, or other restrictive covenants that are contained in the Agreement or otherwise applicable to the Participant, a Termination of Employment for Cause, or other conduct by the Participant that is detrimental to the business or reputation of the Company and/or its Affiliates.

Headings.  The headings contained in this Plan or in an Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Plan or an Agreement.

No Creditor Rights.  Unless otherwise provided in this Plan or in an Agreement, no Option shall be subject to the claims of Participant’s creditors and no Award may be transferred, assigned, alienated or encumbered in any way other than by will or the laws of descent and distribution or to a Representative upon the death of the Participant.

No Employment or Other Service Rights.  Nothing contained in the Plan or any instrument executed or Award granted pursuant thereto shall be deemed to alter the employment relationship between the Company or any Affiliate and a Participant, or the contractual relationship between the Company or any Affiliate and a Participant if there is a written contract regarding such relationship.  Nothing contained herein shall be construed to constitute a contract of employment or a contract for services between the Company or any Affiliate and a Participant.  Nothing contained herein shall affect the right of the Company or any Affiliate, as the case may be, to terminate (a) the employment of an Employee with or without notice and with or without Cause, or (b) the service of a Director pursuant to the by-laws of the Company or an Affiliate, and any applicable provisions of the corporate law of the state in which the Company or the Affiliate is incorporated, as the case may be.  The Company or any Affiliate and each Participant shall continue to have the right to terminate the employment or service relationship at any time for any reason, except as provided in a written contract.

Non-Uniform Treatment.  The Committee’s determination under the Plan need not be uniform and may be made by it selectively among persons who are eligible to receive, or actually receive, Awards.  Without limiting the generality of the foregoing, the Committee shall be entitled to make non-uniform and selective determinations, amendments, and adjustments, and to enter into non-uniform and selective Agreements.

Notices.  Any notice which either the Company or a Participant may be required or permitted to provide to the other party under the Plan or an Agreement shall be in writing and shall be deemed sufficiently given if personally delivered or sent by either facsimile, overnight courier, or postage paid first class mail.  Notices sent by mail shall be deemed received three (3) business days after mailed, but in no event later than the date of actual receipt.  Notices shall be directed, if to a Participant, to the Participant’s address indicated in the Company’s business records or as otherwise designated in writing delivered by the Participant to the Company to apply for purposes of the Plan and, if to the Company, to the Secretary of the Company at the Company’s principal executive office or to such other officer of the Company at such address as may be designated in an Agreement or otherwise in writing delivered by the Company to the Participant.

Other Provisions.  The Award Agreements authorized under the Plan may contain such other provisions, which are not inconsistent with this Plan, including, without limitation, restrictions upon exercise of the Awards, as the Committee may deem desirable.

Recapitalizations.  Each Award Agreement shall contain provisions required to reflect the provisions of Section 4.6.

Relationship to Other Benefits.  No payment under the Plan shall be taken into account in determining any benefits under any retirement or welfare benefit plan of the Company, unless otherwise specifically provided in such plan of the Company.  The adoption of this Plan by the Board shall not be construed as any limitation on the powers of the Company or the Board to adopt such other incentive arrangements as the Company or the Board, subject to shareholder approval if such approval is required, it deems desirable including, without limitation, any stock appreciation right, phantom stock, bonus arrangement, stock options, or restricted stock other than under this Plan, and such arrangements may be applicable either generally or only in specific cases.

Section 409A.  The Plan is intended to comply with Section 409A of the Code to the extent subject thereto, and accordingly, to the maximum extent permitted, the Plan shall be interpreted and administered to be in compliance therewith.  Notwithstanding anything to the contrary in the Plan, to the extent required to avoid accelerated taxation and tax penalties under Section 409A of the Code, amounts that would otherwise be payable pursuant to the Plan during the six (6) month period immediately following the Participant’s Termination of Employment shall instead be paid on the first payroll date after the six (6) month anniversary of the Participant’s “separation from service” (as defined by Section 409A of the Code) or on the Participant’s date of death, if earlier.  Notwithstanding the foregoing, neither the Company nor the Committee shall have any obligation to take any action to prevent the assessment of any excise tax or penalty on any Participant under Section 409A of the Code and neither the Company nor the Committee will have any liability to any Participant for such tax or penalty.

Severability.  If any provision of this Plan and an Agreement shall for any reason be held to be invalid or unenforceable, such invalidity or unenforceability shall not effect any other provision hereby or thereof, and this Plan and the Agreement shall be construed as if such invalid or unenforceable provision were omitted.

Successors and Assigns.  The obligations of the Company under the Plan shall be binding upon any successor corporation or organization resulting from the merger, consolidation, or other reorganization of the Company or upon any successor corporation or organization succeeding to all or substantially all of the assets and business of the Company and its Affiliates, taken as a whole.  This Plan and an Agreement shall inure to the benefit of and be binding upon each successor and assign of the Company.  All obligations imposed upon a Participant, and all rights granted to the Company under this Plan and an Agreement, shall be binding upon the Participant’s heirs, legal representatives and successors.

Termination or Suspension of the Plan.  The Plan shall terminate automatically on March 10, 2024.  No Award shall be granted pursuant to the Plan after such date, but Awards theretofore granted may extend beyond that date.  The Board may suspend or terminate the Plan at any earlier date pursuant to Section 9.1 hereof.  No Awards may be granted under the Plan while the Plan is suspended or after it is terminated.

Transfers and Approved Leave of Absence.  For purposes of the Plan, no Termination of Employment by an Employee shall be deemed to result from either (a) a transfer to the employment of the Company from an Affiliate or from the Company to an Affiliate, or from one Affiliate to another, or (b) an approved leave of absence for military service or sickness, or for any other purpose approved by the Company, if the Employee’s right to re-employment is guaranteed either by statute or by contract or under the policy pursuant to which the leave of absence was granted or if the Committee otherwise so provides in writing, in either case, except to the extent inconsistent with Section 409A of the Code if the applicable Award is subject thereto.

Waiver and Cumulative Rights.  The failure or delay of either the Company or a Participant to require performance by the other party under any provision of the Plan or an Agreement shall not affect the Company’s or the Participant’s right to require such performance, unless and until such performance has been waived in writing.  Each and every right provided by the Plan and an Agreement shall be cumulative and may be exercised from time to time in whole or in part (unless otherwise specifically provided).

IN WITNESS WHEREOF, the Company has caused this instrument to be executed on its behalf by the undersigned officer of the Company, as duly authorized by its Board of Directors, as of March 11, 2014.

BRICK TOP PRODUCTIONS, INC.

By:

Name:

Alex Bafer

Title:

Chief Executive Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander Bafer, certify that:

1.	I have reviewed this Report on Form 10-K of Brick Top Productions, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-a15(f) and 15d-15(f) for the registrant and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

disclosed in this report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s current fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a.

All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

April 15, 2014	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander Bafer, certify that:

1.	I am the Chief Executive Officer and Chief Financial Officer of Brick Top Productions, Inc.
2.

Attached to this certification is Form 10-K for the year ended December 31, 2013, a periodic report (the “periodic report”) filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

3.	I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
	·	The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
	·	The information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

April 15, 2014	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer