Form 10-Q
period 2014-03-31
Brick Top Productions, Inc.
filed 2014-05-20
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended:  March 31, 2014

Commission File Number:  333-176093

BRICK TOP PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No.)

5550 Glades Road, Ste. 500, Boca Raton, Florida	33431
(Address of Principal Executive Office)	(Zip Code)

(561) 826-9307

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer    ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 19, 2014, was 30,114,500 shares.

BRICK TOP PRODUCTIONS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Brick Top Productions, Inc.

March 31, 2014 and 2013

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$165,052	$135,612
Prepaid expenses and other current assets	1,577	14,513

Total current assets	166,629	150,125

Computer Equipment
Computer equipment	11,979	11,015
Accumulated depreciation	(7,670)	(6,558)
Computer equipment, net	4,309	4,457

Deposits	1,985	1,985

Goodwill	319,237	319,237

Total assets	$492,160	$475,804

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$68,806	$92,796
Accrued payroll	149,000	149,000
Advances from related parties	161,147	60,847
Acquisition payable - S&G	-	50,000
Note payable	55,000	55,000

Total current liabilities	433,953	407,643

Long-term Liabilities
Long-term note payable-related party	150,000	-

Total long-term liabilities	150,000	-

Total liabilities	583,953	407,643

Commitments and Contingencies

BTOP Stockholders' Equity (Deficit)
Preferred stock par value $0.0001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized; 30,114,500 shares issued and outstanding	3,011	3,011
Additional paid-in capital	1,491,104	1,491,104
Accumulated deficit	(1,528,795)	(1,396,523)

Total BTOP Stockholders' Equity (Deficit)	(34,680)	97,592

Non-Controlling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital	37,500	37,500
Noncontrolling interest - retained earnings in consolidated subsidiaries	(94,863)	(67,181)

Non-Controlling Interest in Subsidiaries	(57,113)	(29,431)

Total Equity (Deficit)	(91,793)	68,161

Total liabilities and stockholders' equity (deficit)	$492,160	$475,804

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Revenue
License fees	$21,349	$-

Total revenue	21,349	-

Operating expenses
Compensation	84,757	-
Professional fees	31,383	17,479
General and administrative	64,664	4,096

Total operating expenses	180,804	21,575

Loss from operations	(159,455)	(21,575)

Other (income) epxense
Interest expense	1,499	1,012
Other (income) expense	(1,000)	-

Other (income) expense, net	499	1,012

Loss before income tax provision and non-controlling interest	(159,954)	(22,587)

Income tax provision	-	-

Net loss
Net loss before non-controlling interest	(159,954)	(22,587)
Net loss attributable to non-controlling interest	(27,682)	(20)

Net loss attributable to BTOP stockholders	$(132,272)	$(22,567)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	30,114,500	29,694,383

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENT OF EQUITY

For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014

(Unaudited)

	BTOP Stockholders' Equity					Non-controlling Interest
	Common Stock, Par Value $0.0001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Brick Top Productions, Inc. Stockholders' Equity (Deficit)	Common stock	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total Equity (Deficit)

Balance, December 31, 2012	29,692,000	$2,969	$1,021,146	$(967,859)	$56,256	-	$-	$(9)	$(9)	$56,247

Stock issued for cash at $1.00 per share,	422,500	42	422,458		422,500				-	422,500

Capital contribution from shareholder			47,500		47,500				-	47,500

Acquisition of S&G Holdings						250	37,500	(65,829)	(28,079)	(28,079)

Net loss				(428,664)	(428,664)			(1,343)	(1,343)	(430,007)

Balance, December 31, 2013	30,114,500	3,011	1,491,104	(1,396,523)	97,592	250	37,500	(67,181)	(29,431)	68,161

Net loss				(132,272)	(132,272)			(27,682)	(27,682)	(159,954)

Balance, March 31, 2014	30,114,500	$3,011	$1,491,104	$(1,528,795)	$(34,680)	$250	$37,500	$(94,863)	$(57,113)	$(91,793)

See accompanying notes to the consolidated financial statements.

 BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss before non-controlling interest	$(159,954)	$(22,587)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,112	570
Acquisition payable	(50,000)	-
Changes in operating assets and liabilities:
Other receivable	13,936	-
Accounts payable	(23,990)	(27,881)
Deposits	-	2,214

Net cash used in operating activities	(219,896)	(47,684)

Cash flows from investing activities:
Purchase of computer equipment	(964)	-

Net cash used in investing activities	(964)	-

Cash flows from financing activities:
Advances from (repayments to) related parties	100,300	800
Proceeds from note payable - related party	150,000	-
Proceeds from sale of common stock and warrants, net of issuance cost	-	85,000

Net cash provided by financing activities	250,300	85,800

Net change in cash	29,440	38,116

Cash at beginning of the reporting period	135,612	3,154

Cash at end of the reporting period	$165,052	$41,270

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

March 31, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Brick Top Productions, Inc.

Brick Top Productions, Inc. (the “Company”) was incorporated under the laws of the State of Florida on February 20, 2009 under the name “York Entertainment, Inc.”

Acquisition of a Majority Equity Interest of York Productions, LLC

York Productions, LLC (“York”) was organized under the laws of the State of Florida on October 22, 2008. On June 1, 2010, the Company acquired 6,000 Class A units of York Productions, LLC for $75,000, representing a 60% equity interest.  York Productions, LLC is currently inactive.

Formation of York Productions II, LLC

York Productions II, LLC (“York II”) was organized under the laws of the State of Florida on June 13, 2013. The Company owns 6,000 Class A units of York Productions II, LLC, representing a 60% equity interest.  York Productions II, LLC is currently inactive.

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

S & G Holdings, Inc.

S & G Holdings, Inc. (“S & G Holdings”) was formed for the sole purpose of acquiring all of the assets, rights and properties of HFE Holdings, LLC, a limited liability company organized under the laws of the State of Tennessee (“HFE”). HFE produces programming for television and other media.

On December 31, 2004, S & G Holdings, which at the time was an unincorporated business, completed the acquisition of HFE. S & G Holdings acquired the accounts receivable, inventories, prepaid expenses, contract rights, tangible and intangible property of HFE and 100% of the equity interest of High Five Television, LLC (“Television”), a limited liability company organized under the laws of the State of Tennessee.  In connection with the consummation of the acquisition of HFE S & G Holdings agreed to pay (i) $18,800 in cash at closing and (ii) a royalty in the amount of $1,200,000; $81,200 of which was paid at closing and the remaining balance of $1,118,800 to be paid with (a) 3% of all gross billing to be paid quarterly based on the prior quarter’s receipts and (b) $6,500 as a royalty for one specific series. Television is inactive.

Subsequent to the acquisition, S & G Holdings was incorporated under the laws of the State of Tennessee on January 4, 2005.

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

Basis of presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on April 16, 2014.

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

The consolidated financial statements include all accounts of the Company, York and S&G as of the reporting period ending date(s) and for the reporting period(s) then ended.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Revenues from the sale of programming for television and other media are recognized when

☐	Persuasive evidence of an arrangement exists;

☐	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

☐	The price to the customer is fixed and determinable; and

☐	Collectability is reasonably assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 5 – Property and Equipment

(i) Depreciation and Amortization Expense

Depreciation and amortization expense was $1,112 and $570 for the reporting period ended March 31, 2014 and 2013, respectively.

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

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	March 31, 2014	December 31, 2013

Acquisition of S&G

Goodwill	$319,237	$319,237

Accumulated impairment	(-)	(-)

	319,237	319,237

Goodwill	319,237	319,237

Accumulated impairment	(-)	(-)

	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2013.

Note 8 - Commitments and Contingencies

Lease Agreements

Regus Management Group, LLC

On September 28, 2011, the Company entered into a lease agreement with Regus Management Group, LLC. The term of the lease is effective from November 1, 2012 to October 31, 2013. The monthly rent base payment is $1,107. As of March 31, 2014 , the lease has not been renewed and is on a month to month basis through March 31, 2014 .

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

On January 10, 2014, the Company awarded Mr. Fischer an option to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance.

Note 9 - Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares are Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares are Common Stock, par value $0.0001 per share.

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

Note Payable – Related Party

On April 1, 2014, effective March 31, 2014, the Company’s CEO loaned the Company $150,000, a Promissory Note in the principal amount of $150,000, with interest at 5% per annum with principal and interest due on the maturity date of October 1, 2015.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Effective April 4, 2014, the Board of Directors of the Company appointed Donovan J. Leitch to the Board of Directors.  In consideration for his services to the Board, the Company issued Mr. Leitch 50,000 shares of common stock, and agreed to issue an additional 50,000 shares of common stock to Mr. Leitch on each of the following 4 anniversaries of said appointment, as long as Mr. Leitch remains a member of the Board on such dates.

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

Overview

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

Relocating to Nashville in the early nineties, High Five Entertainment became synonymous with the presentation of groundbreaking music television events (“The Women of Country” CBS, “This Is Garth Brooks” NBC, “At the Ryman” CMT and “The Road” Tribune Entertainment). Today, High Five continues to be one of the premiere producers of quality music-television entertainment with ongoing episodes of Opry Live quality music-television entertainment with ongoing episodes of name synonymous with the presentation of groundbreaking music television events and a number of PBS Specials ranging from the legendary “Levon Helm - Ramble At The Ryman” entertainment with ongoing episodes of name synonymous with the presentation of groundbreaking music television events.

High Five made an extremely successful foray into the fascinating world of motorsports entertainment, producing SPEED Channel’s (soon to be Fox Sports One) top-rated series “Pass Time”, a riveting, fast-paced game show for gear heads. HFE produced more than 150 episodes of the show. Also for SPEED Channel, High Five produced two seasons the popular unscripted series "Drag Race High" pitting two area high school motor-shop classes in direct head to head competition building and racing their own dragsters. HFE followed this with the series “Burnout –The Ultimate Drag Race Challenge” in Phoenix, AZ which aired on MTV2.

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

Critical Accounting Policies

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013
Revenue	$21,349	$	Nil
Operating expenses	$(180,804)		$(21,575)
Net Loss from Operations before non-controlling interest	$(159,954)		$(22,587)
Net Loss attributable to non-controlling interest	$(27,682)		$(20)
Net Loss attributable to Brick Top Productions’ stockholders	$(132,272)		$(22,567)

Revenues for the three months ended March 31, 2014 were $21,349 as compared to $0 for the three months ended March 31, 2013. The increase in revenues is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Operating expenses for the three months ended March 31, 2014 were $180,804 compared to $21,575 for the three months ended March 31, 2013. The increase in operating expenses is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013.

The Company has realized a net loss of $132,272 for the three months ended March 31, 2014 compared to a net loss of $22,567 for the three months ended March 31, 2012. The increase in net loss is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013.

Liquidity and Capital Resources

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Cash Used In Operating Activities	$(219,896)	$(47,684)
Net Cash Used in Investing Activities	$(964)	$-
Net Cash Provided by Financing Activities	$250,300	$85,800
Net Change in Cash	$29,440	$38,116

As of March 31, 2014, our total assets were $492,160 and our total liabilities were $583,953 and we had negative working capital of $(267,324). Our financial statements report a net loss of $132,272 for the three months ended March 31, 2014 and a net loss of $22,567 for the three months ended March 31, 2013.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:       Legal Proceedings

None.

Item 1A:    Risk Factors

Not applicable for smaller reporting companies.

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:       Defaults Upon Senior Securities

None.

Item 4:       Mine Safety Disclosures

Not applicable.

Item 5:       Other Information

None.

Item 6:       Exhibits and Reports on Form 8-K

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

(b) Reports on Form 8-K. During the fiscal quarter ended March 31, 2014, the Company filed the following Current Reports on Form 8-K:

On February 6, 2014, the Company filed a Current Report on Form 8-K disclosing that Gary D. Alexander resigned from the Board of Directors and as a Vice President.

On March 3, 2014, the Company filed a Current Report on Form 8-K disclosing that its majority owned subsidiary has entered into an agreement with Rich Christensen, the creator, producer and host of a number of successful car racing television shows, to serve as the production partner on certain projects

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRICK TOP PRODUCTIONS, INC.

Date: May 20, 2014	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer