Form 10-Q
period 2014-06-30
Brick Top Productions, Inc.
filed 2014-08-19
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended:  June 30, 2014

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 14, 2014, was 30,974,500 shares.

BRICK TOP PRODUCTIONS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Brick Top Productions, Inc.

June 30, 2014 and 2013

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$167,820	$135,612
Accounts receivable	16,560	-
Prepaid expenses and other current assets	6,262	14,513

Total current assets	190,642	150,125

Computer Equipment
Computer equipment	12,218	11,015
Accumulated depreciation	(8,782)	(6,558)
Computer equipment, net	3,436	4,457

Deposits	1,985	1,985

Other Assets
Goodwill	319,237	319,237

Total other assets	319,237	319,237

Total assets	$515,300	$475,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$41,476	$92,796
Accrued payroll	149,000	149,000
Advances from related parties	110,847	60,847
Acquisition payable - S&G	-	50,000
Note payable	104,714	55,000
Note payable-related party	300	-

Total current liabilities	406,337	407,643

Long-term Liabilities
Long-term notes payable - officers	150,000	-

Total long-term liabilities	150,000	-

Total liabilities	556,337	407,643

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized; 30,974,500 and 29,692,000 shares issued and outstanding, respectively	3,097	3,011
Additional paid-in capital	3,288,008	1,491,104
Accumulated deficit	(3,272,479)	(1,396,523)

Total Brick Top Productions, Inc. Stockholders' Equity	18,626	97,592

Non-Controlling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital	37,500	37,500
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(97,413)	(67,181)

Non-Controlling Interest in Subsidiaries	(59,663)	(29,431)

Total Equity (Deficit)	(41,037)	68,161

Total liabilities and stockholders' equity (deficit)	$515,300	$475,804

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
License fees	$249,303	$-	$270,652	$-

Total revenue	249,303	-	270,652	-

Operating expenses
Compensation	1,506,190	-	1,590,947	-
Professional fees	449,043	38,706	480,426	56,185
General and administrative	111,601	4,010	176,265	8,106

Total operating expenses	2,066,834	42,716	2,247,638	64,291

Loss from operations	(1,817,531)	(42,716)	(1,976,986)	(64,291)

Other (income) expense
Interest expense	3,703	-	5,202	1,012
Bad debt recovery	(75,000)	-	(75,000)	-
Other (income) expense	-	-	(1,000)	-

Other (income) expense, net	(71,297)	-	(70,798)	1,012

Loss before income tax provision and non-controlling interest	(1,746,234)	(42,716)	(1,906,188)	(65,303)

Income tax provision	-	-	-	-

Net loss
Net loss before non-controlling interest	(1,746,234)	(42,716)	(1,906,188)	(65,303)
Net loss attributable to non-controlling interest	(2,550)	(24)	(30,232)	(44)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(1,743,684)	$(42,692)	$(1,875,956)	$(65,259)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.06)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	30,934,716	29,820,215	30,858,403	29,776,189

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENT OF EQUITY

For the Year Ended December 31, 2013 and the Six Months Ended March 31, 2014

(Unaudited)

	BTOP Stockholders' Equity					Non-controlling Interest
	Common Stock, Par Value $0.0001
	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Brick Top Productions, Inc. Stockholders' Equity	Common stock	Additional Paid- in Capital	Accumulated Deficit	Non Controlling Interest	Total Equity (Deficit)

Balance, December 31, 2012	29,692,000	$2,969	$1,021,146	$(967,859)	$56,256	$-	$-	$(9)	$(9)	$56,247

Stock issued for cash at $1.00 per share,	422,500	42	422,458		422,500					422,500

Capital contribution from shareholder			47,500		47,500					47,500

Acquisition of S&G Holdings						250	37,500	(65,829)	(28,079)	(28,079)

Net loss				(428,664)	(428,664)			(1,343)	(1,343)	(430,007)

Balance, December 31, 2013	30,114,500	3,011	1,491,104	(1,396,523)	97,592	250	37,500	(67,181)	(29,431)	68,161

Common stock issued for cash	60,000	6	39,994		40,000					40,000

Common stock issued for services	400,000	40	399,960		400,000					400,000

Common stock issued for employee services	350,000	35	349,965		350,000					350,000

Common stock issued for employee services	50,000	5	49,995		50,000					50,000

Common stock issued for employee services			(50,000)		(50,000)					(50,000)

Amortization of common stock issued for employee services			12,500		12,500					12,500

Warrant issued for employee services			1,476,735		1,476,735					1,476,735

Warrant issued for employee services			(1,476,735)		(1,476,735)					(1,476,735)

Amortization of warrant issued for employee services			984,490		984,490					984,490

Capital contribution from shareholder			10,000		10,000					10,000

Net loss				(1,875,956)	(1,875,956)			(30,232)	(30,232)	(1,906,188)

Balance, June 30, 2014	30,974,500	$3,097	$3,288,008	$(3,272,479)	$18,626	$250	$37,500	$(97,413)	$(59,663)	$(41,037)

See accompanying notes to the consolidated financial statements.

 BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss before non-controlling interest	$(1,906,188)	$(65,303)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,224	1,141
Acquisition payable	(50,000)	-
Stock compensation	1,746,990	-
Changes in operating assets and liabilities:
Other receivable	13,936	-
Accounts receivable	(16,560)	-
Prepayments and other current assets	(5,685)	-
Accounts payable	(51,320)	(26,285)

Net cash used in operating activities	(266,603)	(90,447)

Cash flows from investing activities:
Purchase of computer equipment	(1,203)	-

Net cash used in investing activities	(1,203)	-

Cash flows from financing activities:
Advances from (repayments to) related parties	50,000	-
Proceeds from note payable	200,014	-
Proceeds from sale of common stock and warrants, net of issuance cost	40,000	135,000
Advances from stockholders	-	800
Contribution to capital	10,000	-

Net cash provided by financing activities	300,014	135,800

Net change in cash	32,208	45,353

Cash at beginning of the period	135,612	3,154

Cash at end of the period	$167,820	$48,507

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

June 30, 2014 and 2013

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Revenues from the sale of programming for television and other media are recognized when

●	Persuasive evidence of an arrangement exists;

●	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	The price to the customer is fixed and determinable; and

●	Collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended June 30, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 5 – Property and Equipment

(i) Depreciation and Amortization Expense

Depreciation and amortization expense was $2,224 and $1,141 for the reporting period ended June 30, 2014 and 2013, respectively.

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

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	June 30, 2014	December 31, 2013

Acquisition of S&G

Goodwill	$319,237	$319,237

Accumulated impairment	(-)	(-)

	319,237	319,237

Goodwill	319,237	319,237

Accumulated impairment	(-)	(-)

	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2013.

Note 8 – Note Payable

On May 30, 2014, the Company executed a Promissory Note with a financial institution for $50,000. The Note bears a variable interest rate that is currently at 4.950%. The full principal and interest on the Note is due in full by June 1, 2015.

Note 9 - Commitments and Contingencies

Lease Agreements

Regus Management Group, LLC

On September 28, 2011, the Company entered into a lease agreement with Regus Management Group, LLC. The term of the lease is effective from November 1, 2011 to October 31, 2012 which was subsequently extended to expiring on October 31, 2013. The monthly rent base payment is $1,107. The lease expired and is currently on a month to month basis.

Town Center Executive Suites

On April 1, 2014, the Company entered into a lease agreement with Town Center Executive Suites. The term of the lease is effective from April 1, 2014 to March 31, 2015. The monthly rent base payment is $700.

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

Note 10 - Stockholders' Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.0001 per share.

Common Stock

Common Shares Issued for Cash

From January 17, 2013 through December 10, 2013, the Company sold 422,500 common shares at $1.00 per share, or $422,500 in cash to thirty-four (34) investors.

On January 10, 2014, the Company issued 400,000 of its common shares to a third party for outside services. The shares were valued at $1.00 per share.

On January 10, 2014, the Company issued 350,000 of its common shares to two (2) employees as compensation. The shares were valued at $1.00 per share.

Effective April 4, 2014, the Board of Directors of the Company appointed Donovan J. Leitch to the Board of Directors.  In consideration for his services to the Board, the Company issued Mr. Leitch 50,000 shares of common stock, and agreed to issue an additional 50,000 shares of common stock to Mr. Leitch on each of the following four (4) anniversaries of said appointment, as long as Mr. Leitch remains a member of the Board on such dates. The shares were valued at $1.00 per share.

On May 27, 2014, the Company sold 60,000 of its common shares at $0.67 per share, or $40,000 in cash to two (2) investors.

Common Shares Issued for Obtaining Employee Services

On January 10, 2014, the Company awarded the President of S&G Holdings, Inc. an option to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance. The President of S&G will also be appointed to the Board of Directors of the Company.

The Warrant shall vest as follows: (i) on March 31, 2014, the right to exercise the Warrant and to receive 50% of the Warrant Shares shall vest; (ii) on June 30, 2014, the right to exercise the Warrant and to receive an additional 25% of the Warrant Shares shall vest; and (iii) on September 30, 2014, the right to exercise the Warrant and to receive the remaining 25% of the Warrant Shares shall vest.

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

January 10, 2014

Expected life (year) – Simplified method	3

Expected volatility (*)	68.32%

Expected annual rate of quarterly dividends	0%

Risk-free interest rate(s)	0.77%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

The estimated fair value of the stock options was $1,476,735 on the date of grant, which are initially recorded as additional paid-in capital and amortized ratably over the vesting period of 9 months Compensation - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2013	-	$-	$-	$-	$-

Granted	1,491,350	0.01	0.01	1,476,735	1,476,437

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2014	1,491,350	$0.01	$0.01	$1,476,735	$1,476437

Vested and exercisable, June 30, 2014	994,233	$0.01	$0.01	$984,490	$984,291

Unvested, June 30, 2014	497,117	$0.01	$0.01	$492,245	$492,146

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,491,350	4.53	$0.01	994,233	4.53	$0.01

$0.01	1,491,350	4.53	$0.01	994,233	4.53	$0.01

Note 11 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note Payable – Related Party

On April 1, 2014, effective March 31, 2014, the Company’s CEO loaned the Company $150,000, for a promissory note in the principal amount of $150,000, with interest at 5% per annum with principal and interest due on the maturity date of October 1, 2015.

Capital Contribution

During the reporting period ended June 30, 2014, the CEO of the Company made a capital contribution of $10,000 that the Company has recorded as Additional Paid in Capital.

Note 12 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Effective as of July 14, 2014, the Board of Directors of Brick Top Productions, Inc. (the “Company”), appointed Frank Esposito as the Company's Chief Legal Officer. In consideration for his services, the Company entered into an agreement with Esposito, PLLC, d/b/a Esposito Partners, providing for base retainer payments of $5,000 per month.

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

We have engaged in due diligence activities centering around two acquisitions that we believe will lead to additional operating revenue in the near term.

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

Relocating to Nashville in the early nineties, High Five Entertainment became synonymous with the presentation of groundbreaking music television events (“The Women of Country” CBS, “This Is Garth Brooks” NBC, “At the Ryman” CMT and “The Road” Tribune Entertainment). Today, High Five continues to be one of the premiere producers of quality music-television entertainment with ongoing episodes of Opry Live and of names synonymous with the presentation of groundbreaking music television events and a number of PBS Specials ranging from the legendary “Levon Helm - Ramble At The Ryman”.

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

We believe High Five Entertainment will continue to produce its ground breaking and well received programming in the immediate future.

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

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013
Revenue	$249,303	Nil
Operating expenses	$2,066,834	$(42,716)
Net Loss from Operations before non-controlling interest	$(1,746,234)	$(42,716)
Net Loss attributable to non-controlling interest	$(2,550)	$(24)
Net Loss attributable to Brick Top Productions’ stockholders	$(1,743,684)	$(42,692)

Revenues for the three months ended June 30, 2014 were $249,303 as compared to $0 for the three months ended June 30, 2013. The increase in revenues is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013. Our future revenue plan concentrates on the production of additional award winning programming from our subsidiaries, including S & G Holdings, Inc. and on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights. In addition, we are conducting due diligence on the acquisition of a production company that has garnered interest from several notable media outlets and hope to close an additional transaction shortly that we believe will lead to additional, high profile, revenue streams.

Operating expenses for the three months ended June 30, 2014 were $2,066,834 compared to $42,716 for the three months ended June 30, 2013. The increase in operating expenses is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation booked as $1,746,990.

The Company has realized a net loss of $1,746,234 for the three months ended June 30, 2014 compared to a net loss of $42,716 for the three months ended June 30, 2013. The increase in net loss is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation and or awards.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013
Revenue	$270,652	Nil
Operating expenses	$2,247,638	$64,291
Net Loss from Operations before non-controlling interest	$(1,906, 188)	$(65,303)
Net Loss attributable to non-controlling interest	$(30,232)	$(44)
Net Loss attributable to Brick Top Productions’ stockholders	$(1,875,956)	$(65,259)

Revenues for the six months ended June 30, 2014 were $270,652 as compared to $0 for the six months ended June 30, 2013. The increase in revenues is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013.

Our future revenue plan concentrates on the production of additional award winning programming from our subsidiaries, including S & G Holdings, Inc. and on our ability to effectively market The Doorman pilot and close new viable acquisitions of film / television / media rights. In addition, we are conducting due diligence on the acquisition of a production company that has garnered interest from several notable media outlets and hope to close an additional transaction shortly that we believe will lead to additional, high profile, revenue streams.

Operating expenses for the six months ended June 30, 2014 were $2,247,638 compared to $64,291 for the six months ended June 30, 2013. The increase in operating expenses is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation booked as $1,746,990.

The Company has realized a net loss of $1,906,188 for the six months ended June 30, 2014 compared to a net loss of $65,259 for the six months ended June 30, 2012. The increase in net loss is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation and or awards.

Liquidity and Capital Resources

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Cash Used In Operating Activities	$(266,603)	$(90,447)
Net Cash Used in Investing Activities	$(1,203)	$-
Net Cash Provided by Financing Activities	$300,014	$135,800
Net Change in Cash	$32,208	$45,353

As of June 30, 2014, our total assets were $515,300 and our total liabilities were $556,337 and we had negative working capital of $(215,695). Our financial statements report a net loss of $1,906,188 for the six months ended June 30, 2014 and a net loss of $65,303 for the three months ended June 30, 2013, based primarily on stock compensation, as detailed above.

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

We have suffered recurring losses from operations. These losses and fluctuations, particularly in nascent operations, are, we believe, common among companies in our market sector. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations.  We have a $50,000 line of credit from Regions Bank with a maturity date of June 1, 2015.  Our officers and shareholders have not made any written or oral agreement to provide us additional financing.  There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

We have engaged in due diligence activities centering around two acquisitions that we believe will lead to additional operating revenue in the near term.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2014 - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRICK TOP PRODUCTIONS, INC.

Date: August 14, 2014	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer