Form 10-Q
period 2014-09-30
Brick Top Productions, Inc.
filed 2014-11-14
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended:  September 30, 2014

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 10, 2014, was 30,974,500 shares.

BRICK TOP PRODUCTIONS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

Brick Top Productions, Inc.

September 30, 2014 and 2013

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$341,087	$135,612
Accounts receivable	51,386	-
Prepaid expenses and other current assets	15,830	14,513

Total current assets	408,303	150,125

Computer Equipment
Computer equipment	12,218	11,015
Accumulated depreciation	(8,982)	(6,558)
Computer equipment, net	3,236	4,457

Deposits	1,985	1,985

Other Assets
Goodwill	319,237	319,237

Total other assets	319,237	319,237

Total assets	$732,761	$475,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$190,508	$92,796
Accrued interest	3,750	-
Accrued payroll	150,000	149,000
Advances from related parties	110,847	60,847
Acquisition payable - S&G	-	50,000
Notes payable	103,152	55,000
Note payable-related party	300	-

Total current liabilities	558,557	407,643

Long-term Liabilities
Long-term notes payable - officers	150,000	-

Total long-term liabilities	150,000	-

Total liabilities	708,557	407,643

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized; 30,974,500 and 30,114,500 shares issued and outstanding, respectively	3,097	3,011
Additional paid-in capital	3,858,753	1,491,104
Accumulated deficit	(3,789,636)	(1,396,523)

Total Brick Top Productions, Inc. Stockholders' Equity	72,214	97,592

Non-Controlling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital in consolidated subsidiaries	37,500	37,500
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(85,760)	(67,181)

Non-Controlling Interest in Subsidiaries	(48,010)	(29,431)

Total Equity	24,204	68,161

Total liabilities and stockholders' equity	$732,761	$475,804

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
License fees	$374,235	$-	$644,887	$-

Total revenue	374,235	-	644,887	-

Operating expenses
Compensation	663,886	-	2,254,833	-
Professional fees	39,239	40,536	519,665	95,250
Rent	4,237		4,237
General and administrative	176,735	6,527	353,000	14,426

Total operating expenses	884,097	47,063	3,131,735	109,676

Loss from operations	(509,862)	(47,063)	(2,486,848)	(109,676)

Other (income) epxense
Interest expense	3,371	49	8,573	1,269
Bad debt recovery	(7,729)	-	(7,729)	-
Other (income) expense	-	-	(76,000)	-

Other (income) expense, net	(4,358)	49	(75,156)	1,269

Loss before income tax provision	(505,504)	(47,112)	(2,411,692)	(110,945)

Income tax provision	-	-	-	-

Net loss
Net loss before non-controlling interest	(505,504)	(47,112)	(2,411,692)	(110,945)
Net loss attributable to non-controlling interest	11,653	(24)	(18,579)	(68)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(517,157)	$(47,088)	$(2,393,113)	$(110,877)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.08)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	30,974,500	29,715,448	30,897,525	29,709,984

See accompanying notes to the consolidated financial statements.

BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Year Ended December 31, 2013 and the Nine Months Ended September 30, 2014

(Unaudited)

	BTOP Stockholders' Equity					Non-controlling Interest
	Common Stock, Par Value $0.0001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Brick Top Productions, Inc. Stockholders' Equity	Common stock	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total Equity (Deficit)

Balance, December 31, 2012	29,692,000	$2,969	$1,021,146	$(967,859)	$56,256	$-	$-	$(9)	$(9)	$56,247

Stock issued for cash at $1.00 per share,	422,500	42	422,458		422,500					422,500

Capital contribution from shareholder			47,500		47,500					47,500

Acquisition of S&G Holdings						250	37,500	(65,829)	(28,079)	(28,079)

Net loss				(428,664)	(428,664)			(1,343)	(1,343)	(430,007)

Balance, December 31, 2013	30,114,500	3,011	1,491,104	(1,396,523)	97,592	250	37,500	(67,181)	(29,431)	68,161

Common stock issued for cash	60,000	6	39,994		40,000					40,000

Common stock issued for non-employee services	400,000	40	399,960		400,000					400,000

Common stock issued for employee services	350,000	35	349,965		350,000					350,000

Common stock issued for employee services	50,000	5	49,995		50,000					50,000

Common stock issued for employee services			(50,000)		(50,000)					(50,000)

Amortization of common stock issued for employee services			25,000		25,000					25,000

Warrant issued for employee services			1,476,735		1,476,735					1,476,735

Capital contribution from shareholder			76,000		76,000					76,000

Net loss				(2,393,113)	(2,393,113)			(18,579)	(18,579)	(2,411,692)

Balance, September 30, 2014	30,974,500	$3,097	$3,858,753	$(3,789,636)	$72,214	$250	$37,500	$(85,760)	$(48,010)	$24,204

See accompanying notes to the consolidated financial statements.

 BRICK TOP PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss before non-controlling interest	$(2,411,692)	$(110,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,425	1,711
Stock based compensation	2,251,735	-
Changes in operating assets and liabilities:
Accounts receivable	(51,386)	-
Prepayments and other current assets	(1,317)	-
Deposits	-	229
Accounts payable	97,711	(16,680)
Accrued expenses and other current liabilities	4,750	-

Net cash used in operating activities	(107,774)	(125,685)

Cash flows from investing activities:
Purchase of computer equipment	(1,203)	-
Acquisition payable	(50,000)	-
Net cash used in investing activities	(51,203)	-

Cash flows from financing activities:
Advances from (repayments to) related parties	50,000	50
Proceeds from note payable	200,000	-
Repayments of note payable	(1,548)	-
Proceeds from sale of common stock and warrants, net of issuance cost	40,000	253,000
Contribution to capital	76,000	-

Net cash provided by financing activities	364,452	253,050

Net change in cash	205,475	127,365

Cash at beginning of the period	135,612	3,154

Cash at end of the period	$341,087	$130,519

Supplemental disclosure of cash flows information:
Interest paid	$2,722	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for services	$2,251,735	$-

See accompanying notes to the consolidated financial statements.

Brick Top Productions, Inc.

September 30, 2014 and 2013

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

Acquisition of a Majority Equity Interest of S&G Holdings, Inc.

S&G Holdings, Inc. doing business as High Five Entertainment (“S&G”) was organized under the laws of the State of Tennessee on January 4, 2005. On December 24, 2013, the Company acquired 75% of the issued and outstanding shares of common stock of S&G for $235,000 including $210,000 to the stockholders of S&G and $25,000 to a brokerage firm in connection with the acquisition. The Company also agreed to make a capital contribution of $100,000 to S&G at closing as well as an additional $365,000 capital contribution prior to September 2014. It has complied with all of its obligations.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued interest and accrued payroll, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Notwithstanding the foregoing, the Company believes it will continue as a going concern. Recent discussions in relation to significant revenue generating projects, together with past projects which have moved into assumptive revenue positions and the acquisition of certain intellectual property rights lend to the Company's belief.

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

Depreciation and amortization expense was $2,425 and $1,711 for the reporting period ended September 30, 2014 and 2013, respectively.

(ii)	Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2013.

Note 6 - Capitalized Pilot Costs

On June 4, 2010, the Company’s majority owned subsidiary, York Productions, LLC, entered into a Production Services Agreement with Nick Nick, Inc. Under this agreement, York Productions, LLC contributed $85,000 in capital to Nick Nick, Inc. for the production of the “Doorman” pilot. Additionally, York Productions, LLC is assigned rights to “Intellectual Property” by Nick Nick, Inc. Artwork necessary to the sale and distribution of the property has been completed and it is assumptively ready for sale.

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

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	September 30, 2014	December 31, 2013

Acquisition of S&G

Goodwill	$319,237	$319,237

Accumulated impairment	(-)	(-)

	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2013.

Note 8 – Note Payable

On May 30, 2014, the Company executed a Promissory Note with a financial institution for $50,000. The Note bears a variable interest rate that is currently at 4.950%. The full principal and interest on the Note is due in full by June 1, 2015. At September 30, 2014, the balance due on the Promissory Note was $49,000.

On April 10, 2014, the Company executed a Line of Credit with a financial institution for $75,000. The Line of Credit bears variable interest rate that is currently at 4.750%. The full principal and interest on the Line of Credit is due on demand. At September 30, 2104, the balance due on the Line of Credit was $54,152 and is included in Notes Payable on the balance sheet.

Note 9 - Commitments and Contingencies

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

Effective April 4, 2014, the Board of Directors of the Company appointed Donovan J. Leitch to the Board of Directors.  In consideration for his services to the Board, the Company issued Mr. Leitch 50,000 shares of common stock, and agreed to issue an additional 50,000 shares of common stock to Mr. Leitch on each of the following four (4) anniversaries of said appointment, as long as Mr. Leitch remains a member of the Board on such dates. The shares were valued at $1.00 per share. As of September 30, 2014, the Company recognized $25,000 as compensation expense.

On May 27, 2014, the Company sold 60,000 of its common shares at $0.67 per share, or $40,000 in cash to two (2) investors.

During the reporting period ended September 30, 2014, the CEO of the Company made a capital contribution of $76,000 that the Company has recorded as Additional Paid in Capital.

Warrants Issued for Obtaining Employee Services

On January 10, 2014, the Company awarded the President of S&G Holdings, Inc. a warrant to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance. The President of S&G will also be appointed to the Board of Directors of the Company.

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

The Company estimated the fair value of the stock warrants on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

January 10, 2014

Expected life (year) – Simplified method	5

Expected volatility (*)	68.32%

Expected annual rate of quarterly dividends	0%

Risk-free interest rate(s)	0.77%

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

The estimated fair value of the stock warrant was $1,476,735 on the date of grant, which are initially recorded as additional paid-in capital and amortized ratably over the vesting period of 9 months Compensation - officers.

Summary of the Company’s Stock Warrant Activities

The table below summarizes the Company’s stock warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2013	-	$-	$-	$-	$-

Granted	1,491,350	0.01	0.01	1,476,735	1,476,437

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	1,491,350	$0.01	$0.01	$1,476,735	$1,476,437

Vested and exercisable, September 30, 2014	1,491,350	$0.01	$0.01	$1,476,735	$1,476,437

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,491,350	4.38	$0.01	1,491,350	4.38	$0.01

$0.01	1,491,350	4.38	$0.01	1,491,350	4.38	$0.01

Note 11 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The balance of these advances at September 30, 2014 and 2013 were $110,847 and $60,847, respectively.

Note Payable – Related Party

On April 1, 2014, effective March 31, 2014, the Company’s CEO loaned the Company $150,000, for a promissory note in the principal amount of $150,000, with interest at 5% per annum with principal and interest due on the maturity date of October 1, 2015.

Capital Contribution

During the reporting period ended September 30, 2014, the CEO of the Company made a capital contribution of $76,000 which was recorded as Additional Paid in Capital.

Note 12 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there was a certain reportable event to be disclosed as follows:

On October 1, 2014, the Company’s CEO loaned the Company $150,000, pursuant to a promissory note in the principal amount of $150,000, with interest at 5% per annum with principal and interest due on the maturity date of October 1, 2015.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements the Company makes in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

Overview

Introduction

Brick Top Productions, Inc., ("we" or the "Company") is a corporation organized on February 20, 2009, under the laws of the State of Florida.  The Company was organized for the purpose of financing, producing and distributing to third parties one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets. Brick Top Productions, Inc., has expanded its focus to the acquisition and financing of, profitable synergistic entertainment production companies. The Company will need to raise additional capital to implement our current business plan.

The Company completed production of a television pilot titled “Nick The Doorman”. The Company is actively interviewing persons to serve as a show runner for the pilot. A “show runner” is a person that is responsible for presenting a television pilot or idea for sale to major television networks through his or her professional industry contacts. Show runners are only paid if and when a show is sold to a network, at which point we would receive revenue. The show runner’s compensation would be a predetermined fee set in his or her agreement with the company. This fee will be anywhere from 3 to 5% of the total commitment that the network will pay for the project. This process can take anywhere from approximately 3 months to as long as 36 months from the date of project completion. Nicholas Turturro, the writer and producer of the pilot, has estimated that the project will be marketable for approximately 4 to 6 years, at which point the market demand for the actors associated with the project may become stale. The company intends to market the project for four to six years based on Mr. Turturro’s opinion. This opinion is based solely on Mr. Turturro’s past industry experience. Mr. Turturro’s opinion may prove to be incorrect and the project may not be marketable for as long as he believes it will. We are also considering completing the project as a full length feature film. We have a LOI from a distributor that is interested in distributing “Nick The Doorman” as a full length feature film. This would require us to shoot an additional 90 minutes of footage to combine with the existing 90 minutes that we already have. Nick Turturro believes this will increase the projects marketability. The cost to complete would be an additional $100,000.

The Company has completed the acquisition of the rights to a screenplay written by Nicholas Turturro titled “Bless Me Father.” We intend to finance, produce and sell the distribution rights once we have the additional capital necessary to do so. We expect total project costs to be approximately $300,000. This project would be facilitated through our subsidiary York Productions II LLC. The budget for this project would consist of approximately $17,000 for writers and scripts, $10,000 for a Line Producer, $30,000 for a Director, $105,000 for the cast, $10,000 for travel/living expenses, $17,000 for production staff, $10,000 for set design and construction, $5,0000 for lighting, $10,000 for camera and sound operators, $12,000 for wardrobe and hair/makeup, $22,000 for transportation, $27,000 for locations/unit expenses and $25,000 for post-production, editing  and music. We can begin development as soon as we raise the additional necessary capital required to fund this project. This project would take approximately 6 months from acquisition of the rights to completion of post-production. Upon completion we would attempt to pre-sell the distribution rights abroad, at no additional cost to the Company in order to generate revenue and fully or partially cover the costs of the project. This phase of the project would take approximately 90 - 120 days to complete if successful.

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

High Five Entertainment, produced television's first ever live musical performances weaved throughout a previously recorded network television premiere. On September 24, 2014, in connection with ABC's Nashville premieres on both the East Coast and West Coast, High Five Entertainment mixed fantasy and reality as it brought together the Nashville stars with actual country music legends, broadcasting two concerts directly from the Bluebird Café set. Receiving real life acclaim for the innovation and quality, High Five Entertainment continues its ground breaking work. The progressive mixture of live and taped footage comes immediately after High Five produced the Americana Music Honors & Awards, another in a series of well received accomplishments.

High Five again produced the Country Music Awards Red Carpet event for the CMT network, leading in to the 48th Annual CMA Awards. We believe High Five Entertainment will continue to produce its ground breaking and well received programming in the immediate future.

The Company recently acquired intellectual property rights in relation to the trademarked Carolco Pictures, a name synonymous with high quality blockbuster films from the Terminator series, Rambo series and Basic Instinct to Total Recall and the Doors, amongst many others. The Company believes it will leverage the name that brought the public such noteworthy films and capitalize on this acquisition.

Competition

We face stiff competition from other participants in the television and motion picture business, including major networks such as ABC, NBC, CBS, for example, and major studios such as Sony, Miramax, Paramount Pictures Corporation, Universal Pictures, and Columbia Pictures, for example, which have access to funding substantially greater than that which is available to us.

Employees

As of the date of this filing our officers and an administrative assistant are our only employees. The Company, however, utilizes the services of a number of consultants, independent contractors and professionals. Proceeding in this manner allows the Company to operate efficiently and pragmatically. Additional employees will be hired in the future as the Company's business expands.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013
Revenue	$374,235	Nil
Operating expenses	$884,097	$47,063
Net Loss from Operations before non-controlling interest	$(505,504)	$(47,112)
Net Loss attributable to non-controlling interest	$(11,653)	$(24)
Net Loss attributable to Brick Top Productions’ stockholders	$(517,157)	$(47,088)

Revenues for the three months ended September 30, 2014 were $374,235 as compared to $0 for the three months ended September 30, 2013. The increase in revenues is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013. Our future revenue plan concentrates on the production of additional award winning programming from our subsidiaries, including S & G Holdings, Inc. and on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights. In addition, we are conducting due diligence on the acquisition of a production company that has garnered interest from several notable media outlets and hope to close an additional transaction shortly that we believe will lead to additional, high profile, revenue streams.

Operating expenses for the three months ended September 30, 2014 were $884,097 compared to $47,063 for the three months ended September 30, 2013. The increase in operating expenses is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation booked as $504,754.

The Company has realized a net loss of $517,157 for the three months ended September 30, 2014 compared to a net loss of $47,088 for the three months ended September 30, 2013. The increase in net loss is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation and or awards.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013
Revenue	$644,887	Nil
Operating expenses	$3,131,735	$109,676
Net Loss from Operations before non-controlling interest	$(2,411,692)	$(110,945)
Net Loss attributable to non-controlling interest	$(18,579)	$(68)
Net Loss attributable to Brick Top Productions’ stockholders	$(2,393,113)	$(110,877)

Revenues for the nine months ended September 30, 2014 were $644,887 as compared to $0 for the nine months ended September 30, 2013. The increase in revenues is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013.

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

Operating expenses for the nine months ended September 30, 2014 were $3,131,735 compared to $109,676 for the nine months ended September 30, 2013. The increase in operating expenses is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation booked as $2,251,735.

The Company has realized a net loss of $2,393,113 for the nine months ended September 30, 2014 compared to a net loss of $110,877 for the nine months ended September 30, 2013. The increase in net loss is due to the acquisition of S & G Holdings, Inc. during the fourth quarter of 2013 and concomitant stock compensation and or awards.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Cash Used In Operating Activities	$(107,774)	$(125,685)
Net Cash Used in Investing Activities	$(51,203)	$-
Net Cash Provided by Financing Activities	$364,452	$253,050
Net Change in Cash	$205,475	$127,365

As of September 30, 2014, our total assets were $732,761 and our total liabilities were $704,807 and we had negative working capital of $(146,504). Our financial statements report a net loss of $2,411,692 for the nine months ended September 30, 2014 and a net loss of $110,945 for the nine months ended September 30, 2013, based primarily on stock compensation, as detailed above.

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

As part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment), the Company entered into an Executive Employment Agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as High Five’s president for an initial term of five years with an initial base salary of $144,000.  He will also be entitled to an annual bonus of up to $100,000 and a monthly car allowance of $500.  In addition, the Company awarded Mr. Fischer a warrant to purchase 1,491,351 shares of common stock, the warrant vests throughout 2014.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2014 - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRICK TOP PRODUCTIONS, INC.

Date: November 14, 2014	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and
Chief Financial Officer