Form 10-K
period 2014-12-31
CAROLCO PICTURES, INC.
filed 2015-03-31
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number 333-176093

Carolco Pictures, Inc.

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2015 is 56,967,000.

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

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Carolco” refer to Carolco Pictures, Inc. and its subsidiary unless the context requires otherwise.

Item 1.

BUSINESS

Overview

We are an award winning feature film and television specials production company. We seek to finance, produce and distribute one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets. Through our subsidiary High Five Entertainment, we specialize in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. We seek to combine modern business strategy with old-fashioned industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film and television projects.

Corporate History Summary

We were incorporated on February 20, 2009, in the State of Florida, under the name York Entertainment, Inc. On October 5, 2010, we amended our articles of incorporation to change our name to Brick Top Productions, Inc. Effective December 31, 2014, we amended our articles of incorporation to change our name to Carolco Pictures, Inc. For a complete history of our operations since we were incorporated in February 2009, please refer to our reports and documents filed with SEC at www.sec.gov.

Business Plan, Objectives and Recent Developments

Carolco Pictures creates feature films and television entertainment content.

As disclosed in our Form 8-K filed with the SEC on November 24, 2014, we entered into an Executive Services Agreement with Mario Kassar, the producer and executive producer of world-wide blockbuster films for over 30 years, to deliver future films. We did this after acquiring the right to use the then defunct name “Carolco” and our contemporaneous name change from Brick Top Productions, Inc. to Carolco Pictures, Inc. We did so because we believe in Mario Kassar's talent and penchant for making profitable feature length films.

As previously disclosed, we appointed Mario Kassar as our Chairman of the Board of Directors and entered into an Executive Services Agreement with him to deliver future films. Mr. Kassar has been a producer and executive producer of world-wide blockbuster feature films for over 30 years and is expected to build an entirely new library of memorable films for today’s generation under the Carolco Pictures brand

As disclosed in our Form 8-K filed with the SEC on December 17, 2014, we entered into an Executive Services Agreement with Harrison Smith and Felissa Rose, pursuant to which, in part, Mr. Smith and Ms. Rose will become co-heads of our Independent Genre Film Development with each to be billed separately. This agreement becomes effective when we allocate an equity investment of at least $1,000,000 for the film “Love Bites” no later than July 31, 2015.

We believe that the track record of our stellar management team speaks for itself. Their collective accomplishments and projects are substantial as they have been nominated for, and won, Academy Awards, Emmy Awards, Lumiere Awards and other such awards. As members of the Hollywood film community, they are considered business leaders and visionaries with experience and ambition relevant thereto.

The business side of our management team is disciplined in financial risk mitigation techniques. Aside from the commercialization of our management team's past successes, which cannot in themselves necessarily predict future success, we are experienced at balancing projects, budgets and growth to effectively manage risk in light of our business objectives.

We have unique access to Hollywood talent, scripts and third parties ripe for acquisition. The reputation of our management team in producing some of the most-well known, talked about and socially ingrained entertainment opens doors for us that are closed to others. In addition to our combined networks and contacts, our team is particularly adept at choosing the most commercially viable projects - that are also the most fun.

We represent the newest thinking in entertainment industry profitability. Utilizing an amalgam of business philosophies from its impressive management team, we will focus on growth and efficiency. Our development plan combines modern business strategy with old-fashioned industry experience. Our early acquisition, High Five Entertainment, has given us highly regarded, industry leading talent. We have matched that talent with new and existing property development. By targeting additional revenue positive entertainment projects and companies, we expect to achieve increased profitability and efficiency through scale.

After acquiring the rights to the name “Carolco”, we rebranded ourselves. We then brought on some of the biggest names in entertainment. We are now prepared to move forward with our next group of projects.

Film Production

The Filmmaking Process. The filmmaking process starts with an idea, from freelance writers or from existing literary or other works. Successful ideas are generally written up as a treatment (or story description) and then proceed to a screenplay, followed by the storyboarding process and then finally into the production process. Excluding the script and early development phase, the production process, from storyboarding to filming out the final image, for a full-length feature film can take approximately two to four years. We outsource individuals that are responsible for preparing and offering story-lines and ideas for the initial stages of development. These individuals, through creative development controls, are responsible for ensuring that ideas follow the best creative path within a desired budget and schedule. The complexity of each project, the background locations, the characters and all of the elements in a project create a very intricate and time-consuming process that differs from project-to-project. The four general phases for development of a full-length feature film include (1) the development phase which consists of story and visual development, (2) the pre-production phase which involves final refinement of the script and story, (3) the production phase which involves the actual filming and (4) the post-production phase where elements such as sound effects and the music/score are added.

Films in Production and Development

We are currently in negotiations to produce, in contract to produce or have acquired the rights to screenplays to produce several feature films for release in 2016 and 2017. In addition, we have a number of projects in development and negotiation that are expected to fill our release schedule in 2018 and beyond. The table below lists all of our potential films which may be released through the end of 2017.

Title	Expected Release Date*
Audition	October, 2017
Bless Me Father	To be determined
Love Bites	October, 2016

*Release dates are tentative. Due to the release slate of competitive films and the uncertainties involved in the development and production of feature films, the release date can be significantly delayed or otherwise changed.

Audition. We plan to invest up to $4,000,000 of the proceeds from this offering to partially finance the production of a feature film entitled Audition, based on a screenplay written by Richard Gray, by acquiring a membership interest in Audition Productions, LLC (“Audition Productions”). Audition is a psychological horror-drama based on Ryu Murakami's best-selling novel. It tells the story of a widower who takes an offer to screen girls at a special audition, arranged for him by a friend to find him a new wife. The one he fancies is not who she appears to be.

The screenplay author and proposed director, Richard Gray, has directed four feature films, two feature-length documentaries for FOX, a comedy series pilot for The Movie Network, and an eight-part reality I drama series for FOX. Mr. Gray is a graduate of The Victorian College of the Arts School of Film and Television (AUS).

The producer and managing member of Audition Productions, Mario Kassar, is a major innovator in international motion picture productions, financing and distribution. Mr. Kassar's decades of experience as both producer and executive producer of worldwide blockbusters can be characterized like his movies as action-packed. Mr. Kassar has released 36 motion pictures, which have been nominated for 16 Academy Awards, is largely considered to be the godfather of international film distribution and marketing. Renowned for his talent for green-lighting projects that go on to become worldwide blockbusters, Kassar served as Executive Producer of such hits as the Rambo films, Terminator 2: Judgment Day, Basic Instinct, Total Recall, Terminator 3: Rise of the Machines, Cliffhanger and Stargate, among others. In total, his films as producer and executive producer have grossed more than $3 billion (today's value) in worldwide theatrical box office. Mario Kassar hand picked Audition and Richard Gray.

Bless Me Father. In June 2013, we acquired the rights to a screenplay written by Nicholas Turturro titled “Bless Me Father.”  Set in Manhattan’s West Village in the late 1970s to early 1980s, ‘Bless Me Father’, written by Emmy-nominated actor, Nicholas Turturro, is an urban drama and coming-of-age story of Nicky Battaglia, a 16-year-old kid growing up and navigating adolescence in his predominately Italian neighborhood. Following the mysterious and monumental loss of Buddy Battaglia, his elder brother, best friend and ultimate protector, Nicky must come to terms with himself, his flawed family marked by an overly controlling Mafiosi father, and his neighborhood on the cusp of change.

We intend to finance, produce and sell the distribution rights once we have the additional capital necessary to do so. We expect total project costs to be approximately $500,000. We may begin development as soon as we raise the additional necessary capital required to fund this project. This project would take approximately 6 months from acquisition of the rights to completion of post-production. Upon completion we would attempt to pre-sell the distribution rights abroad, at no additional cost to us in order to generate revenue and fully or partially cover the costs of the project. This phase of the project would take approximately 90 - 120 days to complete if successful.

The rights to Bless Me Father are owned by our subsidiary York Productions II. We manage and control York Productions II’s financing and day to day operations.

Love Bites. On December 15, 2014, we entered into an Executive Services Agreement with Harrison Smith and Felissa Rose (individually “Smith” and “Rose”) in connection with our plans to produce a movie titled “Love Bites” based on the best-selling book by famed horror actress Adrienne Barbeau (The Fog, Creepshow, Swamp Thing, Escape From New York). Smith and Rose expect to take the popular novel and rework it into a feature length film. Based on the popularity of the book, we expect Love Bites to be a commercial success.

Pursuant to the terms of the Executive Services Agreement, Smith and Rose will become co-heads of the our Independent Genre Film Development with each to be billed separately as Head of Independent Genre Film Development. The agreement becomes effective when we complete an equity investment of at least $1,000,000 for the film “Love Bites” no later than July 31, 2015. As compensation for their services, we agreed to issue to each of Smith and Rose 25,000 shares of our common stock when the agreement becomes effective.

Producer/Director Harrison Smith is well-known in the horror genre. He has worked with Academy Award nominee Eric Roberts and Academy Award winner Cloris Leachman as well as Billy Zane, Dee Wallace, Danielle Harris, Mischa Barton and many others. Through his production company, Class of '85, Smith has had remarkable success with independent genre films. Most recently, he produced and directed Zombie Killers: Elephant's Graveyard which was acquired by Anchor Bay Entertainment and Red Sea Media. It is set for wide release in February 2015 and is expected to be a box office winner.

Legendary Actress / Producer Felissa Rose has been transforming the horror genre since she pioneered the role of Angela in the cult classic Sleepaway Camp series. After attending NYU's Tisch School of the Arts, Felissa appeared in countless movies, turning more recently to production of film and television content. A talented fan favorite on both sides of the screen, Felissa brings incredible buzz to her projects.

Television Production

Through our subsidiary High Five Entertainment, an Emmy Award-winning entertainment production company based in Nashville, Tennessee, we specialize in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. Founded in Los Angeles, California in 1983, High Five Entertainment’s unwavering commitment to excellence in entertainment production for more than 30 years continues to foster an impressive legacy of unsurpassed client satisfaction through collaborative creative development, meticulous planning and flawless delivery of world-class entertainment properties. High Five Entertainment generates revenue from advertising sales and distribution of content through media channels such as theatrical, home entertainment and television.

High Five Entertainment is synonymous with groundbreaking music television events (“The Women of Country” CBS, “This Is Garth Brooks” NBC, “At the Ryman” CMT and “The Road” Tribune Entertainment). Today, High Five Entertainment continues to be one of the premiere producers of quality music-television entertainment with ongoing episodes of Opry Live quality music-television entertainment. High Five Entertainment’s successful foray into the world of motorsports entertainment, included producing SPEED Channel’s (soon to be Fox Sports One) top-rated series ”Pass Time”, a riveting, fast-paced game show for gear heads. High Five Entertainment produced more than 150 episodes of the show from February 2008 to May 2012. Also for SPEED Channel, from February 2008 to April 2009, High Five Entertainment produced two seasons of the popular unscripted series "Drag Race High" pitting two area high school motor-shop classes in direct head to head competition building and racing their own dragsters. High Five Entertainment followed this with the series “Burnout – The Ultimate Drag Race Challenge” in Phoenix, AZ which aired on MTV2. High Five Entertainment also produced a PBS pledge special with Dr. Daniel Amen, iChange Your Brain, Change Your Life”, and the follow-up special “A Magnificent Mind At Any Age”.

High Five Entertainment plans to collaborate with television maverick, Rich Christensen, the creator, producer and host of several successful car racing television show franchises, to exclusively produce the television and internet show projects that he is presently developing.

High Five Entertainment, produced television's first ever live musical performances weaved throughout a previously recorded network television premiere. On September 24, 2014, in connection with ABC's Nashville premieres on both the East Coast and West Coast, High Five Entertainment mixed fantasy and reality as it brought together the Nashville stars with actual country music legends, broadcasting two concerts directly from the Bluebird Café set. Receiving real life acclaim for the innovation and quality, High Five Entertainment continues its ground breaking work. The progressive mixture of live and taped footage comes immediately after High Five Entertainment produced the Americana Music Honors & Awards, another in a series of well received accomplishments.

High Five Entertainment again produced the Country Music Awards Red Carpet event for the CMT network, leading in to the 48th Annual CMA Awards. We believe High Five Entertainment will continue to produce its ground breaking and well received programming in the immediate future.

Other television productions include:

The television pilot titled “Nick The Doorman” which was completed by our subsidiary York Productions in 2010. Nick The Doorman is an urban dramatic comedy set in New York City. It is centered on the life experiences of a doorman at a historic and upscale Central Park South hotel. The doorman and his colorful cast of friends, through interactions with one another and the hotel’s upper class celebrity and high society guests, provide a unique perspective of everyday life in the big city and of the similarities and distinctions between the classes. The screenplay was written by Nicholas Turturro, who was involved in the development and production of the project, and is involved in its marketing. Mr. Turturro is an accomplished American film, television and on-stage character actor. He has garnered an Emmy nomination for a role played on the TV program NYPD Blue, and has acted in numerous feature films. Mr. Turturro plays the lead character in the pilot The Doorman which he produced.

We are actively interviewing persons to serve as a show runner for the pilot. A “show runner” is a person that is responsible for presenting a television pilot or idea for sale to major television networks through his or her professional industry contacts. Show runners are only paid if and when a show is sold to a network, at which point we would receive revenue. The show runner’s compensation would be a predetermined fee set in his or her agreement with the company. This fee will be anywhere from 3 to 5% of the total commitment that the network will pay for the project. This process can take anywhere from approximately 3 months to as long as 36 months from the date of project completion. Nicholas Turturro, the writer and producer of the pilot, has estimated that the project will be marketable for several years after its completion, at which point the market demand for the actors associated with the project may become stale. We intend to market the project over this time period. We are also considering expanding the pilot as a full length feature film. We have a letter of intent from a distributor that is interested in distributing this pilot as a full length feature film. This would require us to shoot an additional 90 minutes of footage to combine with the existing 90 minutes. Mr. Turturro believes this will increase the projects marketability and would cost an additional $100,000.

We continue to actively seek additional opportunities to finance television and film projects. Ultimately, our goal is to pursue the production of several feature films utilizing prominent actors, beyond those described above.  The costs of such projects typically range from approximately $200,000 to as much as $20,000,000 and can take as little as 3 months to as long as 1 year to complete. Major television and film projects often provide the opportunity to pre-sell exclusive distribution rights to overseas territories, thereby hedging part of the project cost.  At any given time there are thousands of scripts for screenplays that are circulating throughout the motion picture industry, all of which are seeking financing, production and/ or distribution. Overseas territories will pay for the exclusive rights to distribute a particular film. These rights can be pre-sold to hedge the cost of the film. There is no determining body that sets the pricing. There is a constantly changing guideline that is determined by an actor’s marketability and what his or her films have recently commanded for distribution rights. This merely represents a set of guidelines that is a starting point for negotiations. Initially this will be our primary method of distribution. In the event we are able to pre-sell international distribution rights for a project we will then look to secure domestic distribution of the project. Our goal is to raise capital through an equity offering which will enable us to acquire the rights to finance, produce and contract distribution of these projects. The costs will vary per project, determined by the level of talent, location and scope of the production. The pre-sale of distribution rights is applicable only to full length feature film projects and does not apply to television projects such as The Doorman.

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

In September, 2014 we acquired intellectual property rights in relation to the trademarked Carolco Pictures, a name synonymous with high quality blockbuster films from the Terminator series, Rambo series and Basic Instinct to Total Recall and the Doors, amongst many others, as described herein. The Company believes it will successfully leverage the name that brought the public such noteworthy films and capitalize on this acquisition. We are actively seeking to acquire the rights to the concomitant service mark and believe we will do so within the next 90-120 days.

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

High Five Entertainment

As briefly described above, High Five Entertainment is an internationally recognized, Emmy Award-winning entertainment production company based in Nashville, Tennessee specializing in the development and presentation of quality television programming including series, specials, pilots, live events and award shows.

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

Our common stock is quoted on the OTCQB and has traded under the symbol “CRCO”. On March 30, 2015, the closing sale price for our common stock was $0.45. Our stock has been thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

 The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2014	December 31	$1.50	$0.20
	September 30	$4.75	$0.25
	June 30	$5.00	$0.05
	March 31	$5.00	$5.00
2013	December 31	$5.00	$5.00
	September 30	$5.00	$5.00
	June 30	$5.00	$5.00

As of March 31, 2015, there were approximately 107 record holders, an unknown number of additional holders whose stock is held in “street name” and 56,967,000 shares of common stock issued and outstanding.

Equity Compensation Plan Information

The Company has adopted a 2014 Equity Incentive Stock Plan (the “Plan”). The Plan provides for the issuance of up to 5,000,000 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants. The Plan is administered by the Company’s Board, and has a term of 10 years.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuance of Unregistered Securities

24,125,000 shares of common stock were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the shares of Common Stock have been issued with appropriate restrictive legends.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated on February 20, 2009, in the State of Florida, under the name York Entertainment, Inc. On October 5, 2010, we amended our articles of incorporation to change our name to Brick Top Productions, Inc. Effective December 31, 2014, we amended our articles of incorporation to change our name to Carolco Pictures, Inc.

We are an award winning feature film and television specials production company. We seek to finance, produce and distribute one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets. Through our subsidiary High Five Entertainment, we specialize in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. We seek to combine modern business strategy with old-fashioned industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film and television projects.

Recent Developments

On February 13, 2015 we appointed Mario Kassar as our Chairman of the Board of Directors and entered into an Executive Services Agreement with him to deliver future films. Mr. Kassar has been a producer and executive producer of world-wide blockbuster feature films for over 30 years and is expected to build an entirely new library of memorable films for today’s generation under the Carolco Pictures brand.

On December 15, 2014 we entered into an Executive Services Agreement with Harrison Smith and Felissa Rose, whereby they will become co-heads of our Independent Genre Film Development with each to be billed separately. This agreement becomes effective when we allocate an equity investment of at least $1,000,000 for the film “Love Bites” no later than July 31, 2015. As compensation for the their services, the Company agreed to issued to each of Smith and Rose 25,000 shares of the Company’s common stock when it becomes effective.

Most recently, on February 10, 2015, Carolco Pictures, Inc. announced that it has begun pre-production on the Motion Picture “Audition”, a psychological horror-drama based on Ryu Murakami's bestselling novel to be directed by Richard Gray.

Private Unit Offering

On March 2, 2015, we commenced an offering to sell to certain “accredited investors” up to 31,250,000 units (each, a “Unit”) at a price per Unit of $0.50, each Unit consisting of one share of our common stock, one Class A Common Stock Purchase Warrant (the “Class A Warrant”) and one Class B Common Stock Purchase Warrant (the “Class B Warrant”). Each Class A Warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.00 per share for a period of two years after its issuance and each Class B Warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.00 per share for a period of two years after its issuance. The minimum investment amount per investor is $100,000 for 125,000 Units subject to our right to accept subscriptions in a lesser amount. We to invest up to $4,000,000 of the proceeds from this offering to partially finance the production of a motion picture based on the screenplay titled “Audition” written by Richard Gray. In addition, we plan to continue use the balance of the offering proceeds in our feature film and television production business.

Critical Accounting Policies

Principles of Consolidation. The consolidated financial statements of Company include the accounts of Carolco Pictures and its majority-owned subsidiaries, York Productions, LLC, York Productions II, LLC, and S&G Holdings, Inc. All significant intercompany balances and transactions have been eliminated.

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013
Revenue	$790,467	$	Nil
Cost of goods sold	$631,326
Operating expenses	$(2,899,574)		$(428,738)
Net Loss from Operations before non-controlling interest	$(2,676,941)		$(430,007)
Net Loss attributable to non-controlling interest	$(56,745)		$(1,343)
Net Loss attributable to Carolco Pictures’ stockholders	$(2,620,196)		$(428,664)

Revenues for the year ended December 31, 2014 were $790,467 as compared to $0 for the year ended December 31, 2013. The increase in revenue is due to the acquisition of S & G Holdings, Inc. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the year ended December 31, 2014 were $631,326 as compared to $0 for the year ended December 31, 2013. The increase in cost of goods sold is due to the acquisition of S & G Holdings, Inc.

Operating expenses for the year ended December 31, 2014 were $2,620,196 compared to $428,738 for the year ended December 31, 2013. The increase in operating expenses is primarily due to the acquisition of S & G Holdings, Inc.

The Company has realized a net loss of $2,676,941 for the year ended December 31, 2014 compared to a net loss of $430,007 for the year ended December 31, 2013. The increase in net loss is primarily due to the acquisition of S & G Holdings, Inc.

Liquidity and Capital Resources

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Cash (Used In) Provided by Operating Activities	$(462,868)	$(181,369)
Net Cash Used in Investing Activities	$(51,203)	$(156,223)
Net Cash (Used In) Provided by Financing Activities	$538,836	$470,050
Net Change in Cash	$24,765	$132,458

As of December 31, 2014, our total assets were $548,763 and our total liabilities were $519,806 and we had negative working capital of $(292,801). Our financial statements report a net loss of $2,676,941 for the year ended December 31, 2014 and a net loss of $430,007 for the year ended December 31, 2013.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

None.

Item 9A.

Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, was not effective, primarily as a result of the fact that the Company has few employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Mario Kassar(1)	63	Chairman of the Board of Directors
Alexander Bafer	43	Chief Executive Officer, Chief Financial Officer, and Director
Frank Esposito(2)	42	Chief Legal Officer and Director
Martin Fischer	59	Director, and President of High Five Entertainment

Jason Goodman(3)	42	Director
Donovan J. Leitch(4)	46	Director
Robert Ortiz(5)	43	Director

(1) Mr. Kassar was appointed as a director effective as of February 13, 2015.

(2) Mr. Esposito was appointed as Chief Legal Officer on July 14, 2014 and as a director on October 20, 2014.

(3) Mr. Goodman was appointed as a director effective as of November 21, 2014.

(4) Mr. Leitch was appointed as a director effective as of April 4, 2014.

(5) Mr. Ortiz was appointed as a director effective as of December 15, 2014

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Mario Kassar. Mr. Kassar was appointed as a director effective as of February 13, 2015.

Mr. Kassar is a major innovator in international motion picture productions, financing and distribution. He developed many of the methods still used by studios today. In total, his films have grossed more than $3 billion (today's value) in worldwide theatrical box office.

Mario Kassar, as an independent filmmaker, began with a small-scale release film entitled The Amateur, followed by Victory a large-scale release. In 1976, Kassar co-founded the original Carolco Pictures with Andrew Vajna, which became a major force among independent production companies. Carolco's first production venture made motion picture history when a new American hero, John Rambo, was introduced to audiences in First Blood. This Sylvester Stallone action adventure became an international success, grossing $120 million worldwide. Three years later, in 1985, the company released Rambo: First Blood Part II, which grossed $300 million worldwide. With Carolco, Kassar was executive producer on such films as Alan Parker's Angel Heart, Rambo III, and Johnny Handsome. Other projects included Music Box, Mountains of the Moon, Total Recall, Air America, Narrow Margin, and Jacob's Ladder.

In late 1989, Kassar became the sole shareholder and Chairman of the original Carolco Pictures. He subsequently produced such films as the critically acclaimed Rambling Rose (which received two Academy Award nominations for Best Actress and Best Supporting Actress), The Doors, LA Story, Terminator 2: Judgement Day (which grossed over $500 million worldwide, was nominated for six 6 Academy Awards and won four), the erotic thriller Basic Instinct (which garnered two Oscar nominations for best editing and best original score), Universal Soldier, and Cliffhanger (1994, which earned three Oscar nominations).

The success of the sci-fi film Stargate established a cable series in 1997 entitled Stargate SG-1. Further, Chaplin with Robert Downey Jr. playing the life of legendary actor Charlie Chaplin, directed by Lord Richard Attenborough, was honored with three Academy Award nominations, including one for Robert Downey Jr. for Best Actor and three Golden Globe nominations.

In 1998, Kassar re-teamed with Andrew Vajna to form C-2 Pictures. They produced I-Spy (with Eddie Murphy) for Sony Pictures and Terminator 3: Rise of the Machines (2003), which allowed a window for the franchise to gain new-life during (2008-2009) with: Terminator: The Sarah Connor Chronicles.

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

Frank Esposito. Mr. Esposito was appointed as Chief Legal Officer on July 14, 2014 and as a director on October 20, 2014.

Mr. Esposito, former general counsel to several notable production companies and previously counsel to software development and social media companies has also represented myriad artists, including a Grammy Award nominee and feature film directors. He has been serving as our Chief Legal Officer since July, 2014. Mr. Esposito will continue to participate in creating, communicating and sustaining our corporate vision and strategic initiatives.

Mr. Esposito began his legal career as an Assistant Corporation Counsel for the City of New York. Representing Mayor Rudolph Giuliani and other high level officials in litigation centering on the policies and practices of New York City, Mr. Esposito functioned as lead counsel for several high profile litigations. Bringing a tremendously successful public sector litigation practice to conclusion, Mr. Esposito left the Corporation Counsel's Office for a preeminent private sector litigation firm. After that firm merged with a leading international law firm, Mr. Esposito continued his representation of Fortune 500 and other multi-national corporations on an international level.

Mr. Esposito has spent nearly two decades working in the legal profession representing a diverse array of clients from public officials to public corporations in nearly every business sector, including the financial services, transportation, banking, security and defense sectors. He has tried both federal and state cases, has appeared before judges, commissioners and arbitrators around the country and has argued innumerable matters before courts of varying jurisdictions. Likewise, he has counseled clients on highly capitalized transactions, joint ventures, distribution deals and business arrangements of all types. He has drafted contracts of nearly every form and successfully negotiated agreements covering a range of commercial and individual matters. During his legal career he has developed an extensive network of individuals in nearly every type of business. Furthermore, aside from myriad professional memberships and accolades, he is the Acting Village Justice in his hometown.

Martin Fischer. Mr. Fischer serves as President and co-founder of High Five Entertainment and a director. Mr. Fischer is the guiding force in the continuing evolution behind High Five. He is responsible for overseeing all areas of production and development across High Five’s diverse programming slate. Martin graduated from USC's School of Cinema in 1982 and co-founded High Five Entertainment in 1983. He worked diligently in Los Angeles for the next 10 years producing more than 300 music videos for artists of all genres, along with commercials and short form programming. In 1994, High Five's production of the critically acclaimed syndicated series "The Road" brought him to Nashville, where he and the rest of the HFE executive brain trust became enchanted with southern hospitality and the quality of life. Mr. Fischer continues to lead the company in the development and production of series, long form and large scale music events for a wide range of clients, including CMT, NBC, CBS, ABC, HBO, PBS, TLC, FOX SPEED Channel, VH1 and GAC. In addition to hundreds of domestic projects, he has produced numerous specials in Germany, Ireland, England and around the world. Mr. Fischer’s credit list is synonymous with High Five's own. He’s received numerous industry awards and recognition throughout the course of his career. Mr. Fischer is a native of Munich, Germany and holds an M.F.A. degree from the world- renowned University of Southern California School of Cinema, as well as an undergraduate degree from Hampshire College. He is a board member of the W.O. Smith School of Music.

Jason Goodman. Mr. Goodman was appointed as a director effective as of November 21, 2014.

Mr. Goodman, a three time Lumiere Award winning Innovator of motion picture capture, Stereographer, Director of Photography, inventor and well-known speaker, is at the vanguard of modern filmmaking. Having graduated from New York University's renowned Tisch Film School, Jason honed his familiarity with successful film projects during a flourishing run that started more than 20 years ago. From Cannes Film Festival favorites to innovative brand campaigns, as the Chief Executive Officer of leading production company, 21st Century 3D, Jason has created an oeuvre as substantial as some of the other great cinematographers. His advancements in the field of virtual reality and unmanned aerial cinematography are as ground breaking as they are well-documented. He routinely speaks around the world about modernization and disruptive filming techniques. As a board member, Mr. Goodman will bring this knowledge to our upcoming projects and add cutting edge methods to our filmmaking process.

Donovan Leitch Mr. Leitch) Mr. Leitch was appointed as a director effective as of April 4, 2014. He has spent his entire life in the entertainment industry. His Father and namesake Donovan is a Rock-n-Roll Hall of Fame inductee. Mr. Leitch grew up in the heart of Hollywood, starting his acting career as a teenager. He then moved to New York to pursue a career as a musician and worked for 10 years in the fashion industry. Setting his sights on becoming a producer, he made 6 feature documentary films. Mr. Leitch spent six years as a Senior Account Executive at the PR and marketing firm PMK/BNC helping to create and oversee Entertainment Marketing for such brands as Playstation, T-Mobile, GM, and Samsung, This marriage of art and commerce led to development deals at MTV Networks, Electus, and Maker Studios. Mr. Leitch has created and produced web content for Microsoft, YouTube, Vogue.com, and MySpace. He is also the co-founder of Hollywood’s first co-work/incubator space, io/LA. Mr. Leitch co-founded the All-Star rock n roll cover band Camp Freddy and is also the lead singer. Camp Freddy has played over 200 shows over the last 12 years and has featured many of today’s leading rock stars including Ozzy Osbourne, Billy Idol, Scott Weiland, Dave Navarro, and Tommy Lee. With a keen understanding of all things creative and deep ties to industry leaders in Film and TV, Music, Fashion, Technology, Branding, Hospitality, and Nightlife, Mr. Leitch provides personal relationships with industry leaders and top talent. Mr. Leitch produced the feature Documentaries “The Last Party”, “The Party’s Over”, “The After Party”, “Schmatta”, and “Sunset Strip."

Robert Ortiz. Mr. Ortiz, an industry veteran who has worked on such Academy Award winning films as Slingblade and Monster's Ball, is one of the most innovative producers currently working in both film and television. As the Unit Production Manager on top rated NCIS: New Orleans, as well as Co-Producer of past box office hits like Texas Chainsaw Massacre 3D and Homefront, Mr. Ortiz knows how to create notable, and profitable, content. Mr. Ortiz learned successful filmmaking and television production from some of the best in the business. His IMDB page spans twenty years and myriad accomplishments. As the head of Extra Crispy Films, he has been responsible for helping to produce some of the most noted content in the industry. He brings a skill set to the Board that dovetails well with the other members.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board of directors.

At a board meeting held on February 4, 1015, the board created the following committees and appointed the following directors to them:

1.	Nomination Committee

Alexander Bafer, Chairman Frank Esposito Donovan Leitch

2.	Audit Committee

Alexander Bafer, Chairman Frank Esposito Robert Ortiz

3.	Compensation Committee

Alexander Bafer, Chairman Frank Esposito Jason Goodman

4.	Corporate Governance Committee

Alexander Bafer, Chairman Frank Esposito Martin Fischer

Candidates for director nominees are reviewed in the context of the current composition of the board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and the Company, to maintain a balance of knowledge, experience and capability.

The board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

We have granted each of our non-employee directors (Messrs. Goodman, Ortiz and Leitch) and Mr. Esposito 50,000 shares of our unregistered common stock and agreed to issue each of these directors an additional 50,000 shares on each anniversary of their appointment as compensation for their services as a director of our company. Certain directors who are employees (Messrs. Bafer and Fischer) are not paid for board service in addition to their regular compensation.

As compensation for serving as our Chairman of the Board of Directors, we have granted Mr. Kassar 500,000 shares of our unregistered shares of common stock and the option to purchase all or any part of 400,000 shares of common stock at an exercise price of $1.00 per share, exercisable until 10 years after the effective date of his appointment.  We also assumed an obligation to pay Mr. Kassar $500,000 to cover taxes with respect to compensation paid to him as Chairman.   In addition, we agreed to reimburse Mr. Kassar for all business expenses incurred or paid by him in the performance of his duties on behalf of the Company including, without limitation, all required travel and lodging expenses. We also agreed to indemnify Mr. Kassar against any and all losses, liabilities, damages, expenses (including outside attorneys’ fees), judgments, fines and amounts incurred by Mr. Kassar in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of the Company, by reason of any act or omission to act in connection with the performance of his duties under the agreement to the fullest extent that we are permitted to indemnify him under our Articles of Incorporation in effect as of the date of his appointment and applicable law.  During the term of this agreement, we are required to obtain and maintain Directors and Officers Insurance in a form acceptable to Mr. Kassar naming him as an additional named insured. Further, provided that Mr. Kassar has neither voluntarily resigned nor been terminated under the terms of the agreement, the majority shareholders who are a party to the agreement agreed to vote all their shares in the Company over which they have voting control and agreed to promptly take all other necessary or desirable actions within their control (including in their capacity as shareholder, director, member of a board committee or officer of the Company or otherwise, and whether at a regular or special meeting or by written consent in lieu of a meeting) to reelect Mr. Kassar as Chairman of Board of the Company.

In addition, we entered into an Executive Services Agreement with Mr. Kassar, subject to a condition precedent, to become our Chief Development Executive. As the Chief Development Executive, Mr. Kassar will render non-exclusive services to us in providing advice on any film projects that we acquire or are considering acquiring. The agreement will become effective when we obtain, no later than March 30, 2015, at least $4 million of equity investment (on terms approved by Mr. Kassar) for a project currently titled “Audition.”

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities had been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014, our officers and directors and persons who own more than 10% of our common stock were not required to file Section 16(a) beneficial ownership reports during that period.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Bafer,	2014	0	0	0	0	0	0	0	0
CEO, CFO, & Director	2013	0	0	0	0	0	0	0	0
Gary D. Alexander,	2014	0	0	0	0	0	0	0	0
Vice President & Director *	2013	0	0	0	0	0	0	0	0

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

Frank Esposito. Effective as of July 14, 2014, we agreed to pay Mr. Esposito’s law firm a base retainer of $5,000 per month for legal services provide to us.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2014 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and address of beneficial owner	Amount of beneficial ownership		Percent of class*
Alexander Bafer, CEO, CFO, and Director	21,220,000		68.6%
Donovan Leitch, Director	50,000		* %
Martin Fischer, Director	1,491,350	(1)	4.6%
William K. Walden and Florence A. Walden, TEN ENT	1,750,000		5.7%
Total all executive officers and directors	22,761,350		70.2%

*

Less than 1.0%.

(1)  Constitutes options to purchase 1,491,350 shares of common stock of the Company, which options vest throughout 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due. During the year ended December 31, 2014, the Company repaid $50,000 and converted the remaining principal balance of $100,000 into 20,000,000 shares of common stock.

On October 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

Item 14. Principal Accountant Fees and Services.

The following table shows what Li & Company, PC billed for the audit and other services for the years ended December 31, 2014 and 2013.

	Year Ended 12/31/14	Year Ended 12/31/13
Audit Fees	$45,355	$26,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$45,355	$26,500

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Overview —The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(ii)

Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(iii)+	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2014.

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

4.1+	2014 Incentive Stock Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).

10.1+

Employment Agreement with Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011)

10.2

Production Services Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.3

Operating Agreement to York Productions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.4

Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.5+

Executive Employment Agreement between S&G Holdings, Inc. and Martin Fischer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.7+

Brick Top Chief Development Executive Services Agreement between Brick Top Productions, Inc. and Mario Kassar dated November 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2014).

10.8+

Brick Top Productions Executive Services Agreement between Brick Top Productions, Inc. and Harrison Smith and Felissa Rose dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2014).

10.9

Debt Conversion Agreement dated as of December 29, 2014 between Brick Top Productions, Inc. and Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2014).

10.10+

Agreement for Chairman of Board of Directors among Carolco Pictures, Inc., certain shareholders of the Company and Mario Kassar dated as of February 13, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

21.1	Subsidiaries of the Registrant (Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011).

31.1	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLCO PICTURES, INC.

Dated: March 31, 2015	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Dated: March 31, 2015	By:	/s/ Frank Esposito
Frank Esposito, Director

Carolco Pictures, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carolco Pictures Inc.

We have audited the accompanying consolidated balance sheets of Carolco Pictures Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the related consolidated statements of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2015

Carolco Pictures Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$160,377	$135,612
Accounts receivable	11,248	-
Prepaid expenses and other current assets	55,380	14,513

Total current assets	227,005	150,125

Computer Equipment
Computer equipment	12,217	11,015
Accumulated depreciation	(9,697)	(6,558)
Computer equipment, net	2,520	4,457

Deposits	-	1,985

Other Assets
Goodwill	319,237	319,237

Total other assets	319,237	319,237

Total assets	$548,762	$475,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$17,328	$92,496
Accrued interest	7,292	-
Accrued payroll	150,000	149,000
Deferred revenue	63,699	-
Advances from related parties	110,847	60,847
Acquisition payable - S&G	-	50,000
Notes payable	20,340	55,300
Note payable-related party	150,300	-

Total current liabilities	519,806	407,643

Total liabilities	519,806	407,643

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized; 54,239,500 and 30,114,500 shares issued and outstanding, respectively	5,424	3,011
Additional paid-in capital	4,134,442	1,491,104
Common stock receivable	(8,015)	-
Accumulated deficit	(4,016,719)	(1,396,523)

Total Carolco Pictures Inc. Stockholders' Equity	115,132	97,592

Non-Controlling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital in conolidated subsidiaries	37,500	37,500
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(123,926)	(67,181)

Non-Controlling Interest in Subsidiaries	(86,176)	(29,431)

Total Equity	28,956	68,161

Total liabilities and stockholders' equity (deficit)	$548,762	$475,804

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Consolidated Statements of Operations

	For the Year's Ended
	December 31, 2014	December 31, 2013

Revenue
License fees	$790,467	$-

Total revenue	790,467	-

Cost of goods sold	631,326	-

Gross margin	159,141	-

Operating expenses
Compensation	2,143,742	-
Professional fees	581,375	104,994
Rent	48,397	2,757
General and administrative	126,061	28,057
Impairment of capitalized pilot costs	-	292,930

Total operating expenses	2,899,574	428,738

Loss from operations	(2,740,433)	(428,738)

Other (income) epxense
Interest expense	13,849	1,269
Bad debt recovery	(75,000)	-
Other (income) expense	(2,341)	-

Other (income) expense, net	(63,492)	1,269

Loss before income tax provision and non-controlling interest	(2,676,941)	(430,007)

Income tax provision	-	-

Net loss
Net loss before non-controlling interest	(2,676,941)	(430,007)
Net loss attributable to non-controlling interest	(56,745)	(1,343)

Net loss attributable to Brick Top Productions, Inc. stockholders	$(2,620,196)	$(428,664)

Net loss per common share - basic and diluted	$(0.08)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	31,223,345	29,728,539

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2014 and 2013

	CAROLCO Stockholders' Equity						Non-controlling Interest
	Common Stock, Par Value $0.0001
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Receivable	Accumulated Deficit	Carolco Pictures Inc. Stockholders' Equity	Common stock	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total Equity (Deficit)

Balance, December 31, 2012	29,692,000	$2,969	$1,021,146	$-	$(967,859)	$56,256	$-	$-	$(9)	$(9)	$56,247

Stock issued for cash at $1.00 per share,	422,500	42	422,458			422,500					422,500

Capital contribution from shareholder			47,500			47,500					47,500

Acquisition of S&G Holdings							250	37,500	(65,829)	(28,079)	(28,079)

Net loss					(428,664)	(428,664)			(1,343)	(1,343)	(430,007)

Balance, December 31, 2013	30,114,500	3,011	1,491,104	-	(1,396,523)	97,592	250	37,500	(67,181)	(29,431)	68,161

Common stock issued for cash	3,325,000	333	205,178	(8,015)		197,496					197,496

Common stock issued for non-employee services	400,000	40	399,960			400,000					400,000

Common stock issued for employee services	350,000	35	349,965			350,000					350,000

Common stock issued for employee services	50,000	5	49,995			50,000					50,000

Common stock issued for employee services			(50,000)			(50,000)					(50,000)

Amortization of common stock issued for employee services			37,505			37,505					37,505

Warrant issued for employee services			1,476,735			1,476,735					1,476,735

Common stock issued for conversion of note payable	20,000,000	2,000	98,000			100,000					100,000

Capital contribution from shareholder			76,000			76,000					76,000

Net loss					(2,620,196)	(2,620,196)			(56,745)	(56,745)	(2,676,941)

Balance, December 31, 2014	54,239,500	$5,424	$4,134,442	$(8,015)	$(4,016,719)	$115,132	$250	$37,500	$(123,926)	$(86,176)	$28,956

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Consolidated Statements of Cash Flows

	For the Year's Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss before non-controlling interest	$(2,676,941)	$(430,007)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of capitalized pilot costs	-	292,930
Depreciation expense	3,139	2,624
Stock compensation	2,264,240	-
Changes in operating assets and liabilities:
Accounts receivable	(11,248)	-
Prepayments and other current assets	(38,881)	11,200
Deposits	-	229
Accounts payable	(67,178)	(58,345)
Accrued expenses and other current liabilities	64,001	-

Net cash used in operating activities	(462,868)	(181,369)

Cash flows from investing activities:
Cash acquired from business acquisitions	-	28,777
Investment	(50,000)	(235,000)
Purchase of computer equipment	(1,203)	-
Acquisition payable	-	50,000
Net cash used in investing activities	(51,203)	(156,223)

Cash flows from financing activities:
Advances from (repayments to) related parties	50,000	50
Proceeds from note payable	20,000	-
Repayments of note payable	(54,660)	-
Proceeds from note payable - related party	361,000
Repayment for note payable - related party	(111,000)
Proceeds from sale of common stock and warrants, net of issuance cost	197,496	422,500
Contribution to capital	76,000	47,500

Net cash provided by financing activities	538,836	470,050

Net change in cash	24,765	132,458

Cash at beginning of the period	135,612	3,154

Cash at end of the period	$160,377	$135,612

Supplemental disclosure of cash flows information:
Interest paid	$2,722	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for services	$2,264,240	$-
Issuance of common stock for conversion of notes payable	$100,000	$-

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Carolco Pictures Inc. (f/k/a Brick Top Productions, Inc.)

Brick Top Productions, Inc. (the “Company”) was incorporated under the laws of the State of Florida on February 20, 2009 under the name “York Entertainment, Inc.”

On January 20, 2015, the registrant changed its corporate name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, on January 20, 2015, the registrant changed its stock symbol from BTOP to CRCO.

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

The consolidated financial statements include all accounts of the Company, S&G Holdings and York as of the reporting period ending date(s) and for the reporting period(s) then ended and all accounts of S&G as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from its date of acquisition through December 31, 2013.

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

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtainscontrol of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date.

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

The pro forma consolidated financial statements have been prepared and presented by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or combined results of operations in future periods or the results that actually would have been realized had the Company and acquired entities been a consolidated company during the specified periods.  The pro forma adjustments are based on the information available at the time of the preparation of this document and assumptions that management believe are reasonable.  The pro forma consolidated financial information, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with the Company’s historical financial statements included in its Annual Report in Form 10-K for the fiscal year ended December 31, 2014 as filed with United States Securities and Exchange Commission (“SEC”) herewith.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended December 31, 2013. For the year ended December 31, 2014, the Company had potentially dilutive warrants of 1,491,350 outstanding.

Customer Concentration

The Company generates a significant amount of revenues from license fees provided to four customers which account for a total of 93% of total revenues for the year ended December 31, 2014.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Carolco Pictures Inc. was the accounting acquirer for the merger between Carolco Pictures Inc. and S&G Holdings, Inc.

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

Note 5 – Property and Equipment

(i)

Depreciation and Amortization Expense

Depreciation and amortization expense for the fiscal year ended December 31, 2014 and 2013 was $3,139 and $2,624, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 6 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	December 31, 2014	December 31, 2013

Acquisition of S&G

Goodwill	$319,237	$319,237

Accumulated impairment	(-)	(-)

	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2014.

Note 7 - Capitalized Pilot Costs

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

Note 8 - Commitments and Contingencies

Lease Agreements

Regus Management Group, LLC

On September 28, 2011, the Company entered into a lease agreement with Regus Management Group, LLC. The term of the lease is effective from November 1, 2012 to October 31, 2013. The monthly rent base payment is $1,107. As of December 31, 2013, the lease has not been renewed and is on a month to month basis.

Town Center Executive Suites

On April 1, 2014, the Company entered into a lease agreement with Town Center Executive Suites. The term of the lease is effective from April 1, 2014 to March 31, 2015. The monthly rent base payment is $700.

S&G Holdings, Inc. St. Cloud Partners

On February 1, 2014, the Company entered into a lease agreement with St. Cloud Partners. The term of the lease is effective February 1, 2014 to February 28, 2017. The monthly rent base payment is as follows:

2/1/2014	–	2/28/2015	$2,847
3/1/2015	–	2/29/2016	$2,932
3/1/2016	–	2/28/2017	$3,020

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

Chief Legal Officer

Effective as of July 14, 2014, the Board of Directors of Carolco Pictures Inc. (the “Company”), appointed Frank Esposito as the Company's Chief Legal Officer. In consideration for his services, the Company entered into an agreement with Esposito, PLLC, d/b/a Esposito Partners, providing for base retainer payments of $5,000 per month.

Note 9 – Notes Payable

Promissory Notes

On April 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due. During the year ended December 31, 2014, the Company repaid $50,000 and converted the remaining principal balance of $100,000 into 20,000,000 shares of common stock.

On October 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

On May 30, 2014, the Company executed a Promissory Note with a financial institution for $50,000. The Note bears a variable interest rate that is currently at 4.950%. The full principal and interest on the Note is due in full by June 1, 2015. At December 31, 2014, the balance due on the Promissory Note was $20,000.

On April 10, 2014, the Company executed a Line of Credit with a financial institution for $75,000. The Line of Credit bears variable interest rate that is currently at 4.750%. The full principal and interest on the Line of Credit is due on demand. At December 31, 2104, the balance due on the Line of Credit was $340 and is included in Notes Payable on the balance sheet.

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

On January 10, 2014, the Company issued 400,000 of its common shares to a third party for outside services. The shares were valued at $1.00 per share, based on the latest private placment memorandum.

On January 10, 2014, the Company issued 350,000 of its common shares to two (2) employees as compensation. The shares were valued at $1.00 per share, based on the latest private placment memorandum.

Effective April 4, 2014, the Board of Directors of the Company appointed Donovan J. Leitch to the Board of Directors.  In consideration for his services to the Board, the Company issued Mr. Leitch 50,000 shares of common stock, and agreed to issue an additional 50,000 shares of common stock to Mr. Leitch on each of the following four (4) anniversaries of said appointment, as long as Mr. Leitch remains a member of the Board on such dates. The shares were valued at $1.00 per share. As of December 31, 2014, the Company recognized $37,500 as compensation expense.

During the year ended December 31, 2014, the Company sold 3,325,000 of its common shares for $205,511 cash, purchase prices ranged from $1.00 - $0.005 per share, of which, $8,015 was recorded as a stock subscription receivable at December 31, 2014.

During the year ended December 31, 2014, the CEO of the Company made a capital contribution of $76,000 that the Company has recorded as Additional Paid in Capital.

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

Summary of the Company’s Stock Warrant Activities

The table below summarizes the Company’s stock warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2013	-	$-	$-	$-	$-

Granted	1,491,350	0.01	0.01	1,476,735	1,088,686

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2014	1,491,350	$0.01	$0.01	$1,476,735	$1,088,686

Vested and exercisable, December 31, 2014	1,491,350	$0.01	$0.01	$1,476,735	$1,088,686

Unvested, December 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,491,350	4.03	$0.01	1,491,350	4.03	$0.01

$0.01	1,491,350	4.03	$0.01	1,491,350	4.03	$0.01

Note 11 - Related Party Transactions

Advances from Chief Executive Officer and Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	December 31, 2014	December 31, 2013

Advances from chairman, chief executive officer and stockholder	$110,847	$60,847

	$110,847	$60,847

Note 12 - Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $4,107,336 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,396,494 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $921,220 and $146,199 for the reporting period ended December 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$1,396,494	$475,274

Less valuation allowance	(1,396,494)	(475,274)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 13 – Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant footnote summarizes the consolidated results of operations of the Company and acquired entities for the year ended December 31, 2013 as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma financial information is as follows:

Carolco Pictures Inc.

Pro Forma Consolidated Statements of Operations

(Unaudited)

	For the Fiscal Year
	Ended
	December 31, 2013
	BTOP	YORK	S&G	Elimination	Consolidated

Revenue
Revenue			1,196,826		1,196,826

Total revenue	-	-	1,196,826	-	1,196,826

Cost of revenue			989,664		989,664

Gross margin	-	-	207,162	-	207,162

Operating expenses
Salaries			673,221		673,221
Professional Fees	104,994				104,994
Rent	2,757				2,757
General and Administrative	22,467	220	4,454		27,141
Impairment of Capitalized Pilot Costs	135,050	157,880			292,930

Total operating expenses	265,268	158,100	677,675	-	1,101,043

Loss from operations	(265,268)	(158,100)	(470,513)	-	(893,881)

Other (income) expense
Interest expense	1,269		3,006		4,275
Other (income) expense			(218,451)		(218,451)

Other (income) expense, net	1,269	-	(215,445)	-	(214,176)

Loss before income tax provision and non-controlling interest	(266,537)	(158,100)	(255,068)	-	(679,705)

Income tax provision					-

Net loss before non-controlling interest	(266,537)	(158,100)	(255,068)	-	(679,705)

Net loss attributable to non-controlling interest		-	-		-

Net loss attributable to Carolco Pictures Inc. stockholders	(266,537)	(158,100)	(255,068)	-	(679,705)

Net loss per common share - basic and diluted

Net loss per common share - basic and diluted					$(0.02)

Weighted Average Common Shares Outstanding - basic and diluted					29,728,539

Note 14 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Effective as of February 13, 2015 the Company agreed to issue to Mario Kassar, 500,000 shares of the Company’s unregistered Common Stock, $0.0001 par value per share, and the option to purchase all or any part of 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable until 10 years after the Effective Date as compensation to serve as its Chairman of the Board of Directors.

Effective as of February 13, 2015, the Company’s Board of Directors appointed Mario Kassar as the Chairman of the Board of Directors of the Company.  In consideration for his services, the Company irrevocably granted Mr. Kassar 500,000 shares of the Company’s unregistered shares of common stock and the option to purchase all or any part of 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable until 10 years after the Effective Date.  The Company also assumed an obligation to pay Mr. Kassar $500,000 to cover taxes with respect to compensation paid to him as Chairman.   In addition, the Company agreed to reimburse Mr. Kassar for all business expenses incurred or paid by him in the performance of his duties on behalf of the Company including, without limitation, all required travel and lodging expenses. The Company also agreed to indemnify Mr. Kassar against any and all losses, liabilities, damages, expenses (including outside attorneys’ fees), judgments, fines and amounts incurred by Mr. Kassar in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of the Company, by reason of any act or omission to act in connection with the performance of his duties under the agreement to the fullest extent that the Company is permitted to indemnify him under the Company’s Articles of Incorporation in effect as of the Effective Date and applicable law.  During the term of this agreement, the Company is required to obtain and maintain Directors and Officers Insurance in a form acceptable to Mr. Kassar naming him as an additional named insured. Further, provided that Mr. Kassar has neither voluntarily resigned nor been terminated under the terms of the agreement, the majority shareholders who are a party to the agreement agreed to vote all their shares in the Company over which they have voting control and agreed to promptly take all other necessary or desirable actions within their control (including in their capacity as shareholder, director, member of a board committee or officer of the Company or otherwise, and whether at a regular or special meeting or by written consent in lieu of a meeting) to reelect Mr. Kassar as Chairman of Board of the Company.

Mr. Kassar, has been for over 30 years, and is currently a producer and executive producer of world-wide blockbuster movies. As previously disclosed by the Company, on November 20, 2014 the Company entered into an Executive Services Agreement with Mr. Kassar to deliver future films to the Company.  The effectiveness of this agreement is contingent on the Company raising at least $4 million of equity investment (on terms approved by Mr. Kassar) no later than March 30, 2015 for a film production project currently titled “Audition.”

Other than as discussed above, the Company’s Board of Directors has determined that Mr. Kassar nor any of his immediate family members have had (and do not propose to have) a direct or indirect interest in any transaction in which the Company or any of the Company’s subsidiaries was (or is proposed to be) a participant, that would be required to be disclosed under Item 404(a) of Securities and Exchange Commission Regulation S-K.

On January 30, 2015, the Company’s CEO loaned the Company $50,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $50,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

On February 13, 2015, the Company’s CEO loaned the Company $100,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $100,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

On February 20. 2015, the Company’s CEO loaned the Company $185,000 in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of$185,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.