Form 10-K/A
period 2014-12-31
CAROLCO PICTURES, INC.
filed 2015-04-03
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number 000-55353

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

Common Stock, par value $0.0001 per share

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

Explanatory Note

 This annual report on Form 10-K/A amends the registrant’s annual report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission (the “Commission” or the “SEC”) on March 31, 2015, and is being filed to correct certain typographical errors which are summarized below:

●	The registrant’s Commission file number has been corrected on the cover page,

●	The registrant’s securities registered pursuant to Section 12(g) of the Act have been disclosed on the cover page,

●	The titles of the Form 10-K items have been corrected in the table of contents,

●	A reference in Item 1, “Business—Films in Production and Development—Audition” to an offering has been removed,

●	Sections entitled, “Competition” and “Employees” have been added to Item 1, “Business,”

●

Disclosure regarding conditions that raise substantial doubt about the Company’s ability to continue as a going concern has been included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

●	Disclosure regarding Mr. Kassar’s agreement for chairman of board of directors which relates to, among other things, an agreement with respect to his election as a director,

●	“2014” has been added to the title of the summary compensation table,

●	Mr. Alexander has been removed from the summary compensation table,

●

The beneficial ownership table in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters has been revised to provide information as of March 31, 2015, and

●	The signature page has been revised to include all members of the registrant’s board of directors.

In addition, Exhibit 31.1 to the annual report on Form 10-K/A has been revised so that it conforms to the language set forth in Item 601(b)(31) of Regulation S-K. Except as described above, no other information contained in the annual report on Form 10-K is amended by this Form 10-K/A.

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

Audition. We plan to invest up to $4,000,000 to partially finance the production of a feature film entitled Audition, based on a screenplay written by Richard Gray, by acquiring a membership interest in Audition Productions, LLC (“Audition Productions”). Audition is a psychological horror-drama based on Ryu Murakami's best-selling novel. It tells the story of a widower who takes an offer to screen girls at a special audition, arranged for him by a friend to find him a new wife. The one he fancies is not who she appears to be.

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

Competition

We believe that the track record of our stellar team speaks for itself. Their collective accomplishments and projects are substantial as they have been nominated for, and won, Academy Awards, Emmy Awards, Lumiere Awards and other industry recognition. As members of the Hollywood film community, they are considered business leaders and visionaries with experience. We have unique access to Hollywood talent, scripts and third parties ripe for acquisition. The reputation of our management team in producing some of the most-well known, branded entertainment opens doors for us that are closed to others. In addition to our combined networks and contacts, our team is particularly adept at choosing the most commercially viable projects. That said, the market for productions currently is, and is expected to continue to be, extremely competitive. Our competitors include many companies that have substantially greater financial, management, marketing resources and experience than us. There can be no assurance that our productions will be competitive with other motion pictures or television shows, or that we will be able to achieve or maintain profitability.

Employees

As of March 31, 2015, we have four full-time employees.

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

(5) Mr. Ortiz was appointed as a director effective as of December 15, 2014

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Except as set forth below with respect to Mr. Kassar, there are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

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

On February 13, 2015, we and certain of our stockholders entered into an Agreement for Chairman of Board of Directors with Mr. Kassar. Pursuant to the agreement, provided that Mr. Kassar has neither voluntarily resigned nor been terminated under the terms of the agreement, the majority shareholders who are a party to the agreement agreed to vote all their shares in the Company over which they have voting control and agreed to promptly take all other necessary or desirable actions within their control (including in their capacity as shareholder, director, member of a board committee or officer of the Company or otherwise, and whether at a regular or special meeting or by written consent in lieu of a meeting) to reelect Mr. Kassar as our Chairman of Board of the Company.

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

2014 SUMMARY COMPENSATION TABLE
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2015 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and address of beneficial owner	Amount of beneficial ownership		Percent of class*
Alexander Bafer, CEO, CFO, and Director	21,220,000		37.2%
Donovan Leitch, Director	50,000		* %
Martin Fischer, Director	1,491,350	(1)	2.6%
Total all executive officers and directors	22,761,350		38.9%

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLCO PICTURES, INC.

Dated: April 3, 2015	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Bafer	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	April 3, 2015
Alexander Bafer

/s/ Mario Kassar	Chairman of the Board	April 3, 2015
Mario Kassar

/s/ Frank Esposito	Director	April 3, 2015
Frank Esposito

/s/ Martin Fischer	Director	April 3, 2015
Martin Fischer

/s/ Jason Goodman	Director	April 3, 2015
Jason Goodman

/s/ Donovan J. Leitch	Director	April 3, 2015
Donovan J. Leitch

/s/ Robert Ortiz	Director	April 3, 2015
Robert Ortiz

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