Form 10-Q
period 2015-03-31
CAROLCO PICTURES, INC.
filed 2015-05-15
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  000-55353

CAROLCO PICTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5550 Glades Road, Ste. 500, Boca Raton, Florida	33431
(Address of Principal Executive Office)	(Zip Code)

(561) 826-9307

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 14, 2015, there were 58,347,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding

CAROLCO PICTURES, INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$30,576	$160,377
Accounts receivable	1,000	11,248
Deposit for project	250,000
Prepaid expenses and other current assets	87,436	55,380
Total current assets	368,922	227,005
Computer Equipment
Computer equipment	12,218	12,217
Accumulated depreciation	(9,697)	(9,697)
Computer equipment, net	2,521	2,520
Other Assets
Goodwill	319,237	319,237
Total other assets	319,237	319,237
Total Assets	$690,680	$548,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	$55,256	$17,328
Accrued interest	5,475	7,292
Accrued interest - related party	5,850	-
Accrued payroll	150,000	150,000
Accrued compensation - related party	200,000	-
Deferred revenue	63,699	63,699
Advances from related parties	60,847	110,847
Notes payable	50,000	20,340
Notes Payable - related party	484,700	150,300
Total current liabilities	1,075,827	519,806
Total liabilities	1,075,827	519,806

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2015 or December 31, 2014, respectively	------	-----
Common stock, $.0001 par value; 100,000,000 shares authorized; 57,967,000 shares issued and outstanding at March 31, 2015 and 54,239,500 issued and outstanding at December 31, 2014, respectively	5,797	5,424
Additional paid-in capital	4,442,445	4,134,442
Common stock receivable	-	(8,015)
Accumulated deficit	(4,719,520)	(4,016,719)
Total Carolco Pictures stockholders’ equity	(271,278)	115,132

Noncontrolling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital in consolidated subsidiaries	37,500	37,500
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(151,619)	(123,926)
Noncontrolling Interest in Subsidiaries	(113,869)	(86,176)
Total Equity (deficit)	(385,147)	28,956
Total liabilities and stockholders’ equity (deficit)	$690,680	$548,762

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue
License fees	$1,900	$21,349
Total revenue	1,900	21,349

Cost of goods sold	32,499	20,078

Gross margin (loss)	(30,599)	1,271

Operating expenses
Compensation	517,743	66,757
Professional fees	115,059	31,383
Rent	16,554	-
General and administrative	76,548	62,586
Total operating expenses	725,904	160,726
Loss from operations	(756,503)	(159,455)
Other (income) expense
Interest expense	1,700	1,499
Interest expense - related party	3,960	-
Other (income) expense	(31,669)	(1,000)
Other (income) expense, net	(26,009)	499
Loss before income tax provision and non-controlling interest	(730,494)	(159,954)
Income tax provision	-----	-----
Net loss
Net loss before non-controlling interest	(730,494)	(159,954)
Net loss attributable to non-controlling interest	(27,693)	(27,682)
Net loss attributable to Carolco Pictures stockholders	$(702,801)	$(132,272)

Net loss per common share - basic and diluted	$(0.03)	$0.00

Weighted-average common shares outstanding -basic and diluted	56,622,083	29,694,383

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Carolco Pictures, Inc. Stockholders’ Equity						Non-controlling Interest
	Common Shares,					Carolco
	$.0001 Par					Pictures, Inc.
	Value Per Share		Additional	Common		Stockholders’		Additional		Non	Total
	Shares		Paid-In	Stock	Accumulated	Equity	Common	Paid-In	Accumulated	Controlling	Equity
	Issued	Amount	Capital	Receivable	Deficit	(Deficit)	Stock	Capital	Deficit	Interest	(Deficit)

Balance January 1, 2015	54,239,500	$5,424	$4,134,442	$(8,015)	$(4,016,719)	$115,132	$250	$37,500	$(123,926)	$(86,176)	$28,956

Common stock issued for cash	2,900,000	290	55,460			55,750					55,750

Common stock issued for non-employee services	550,000	55	96,940			82,360					82,360

Warrant issued for non-employee services			8,631			8,631					8,631

Common stock issued in Unit Offering at $0.80per Unit	27,500	3	21,997			22,000					22,000

Common stock issued in Unit Offering at $0.50per Unit	250,000	25	124,975			125,000					125,000

Reduction in subscription receivable				8,015		8,015					8,015

Net loss					(702,801)	(702,801)			(27,693)	(27,693)	(730,494)

Balance March 31, 2015	57,967,000	$5,797	$4,442,445	$-	$(4,719,520)	$(271,278)	$250	$37,500	$(151,619)	$(113,869)	$(385,147)

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended March 31,
		2015		2014
Cash flows from operating activities:
Net loss before noncontrolling interest		$(730,494)		$(159,954)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		-		1,112
Acquisition payable		-		(50,000)
Share based compensation		84,500		-
Warrants issued for services		8,631		-
Write-off of subscription receivable		8,015		-

Changes in operating assets and liabilities:
Other receivable		-		12,936
Accounts receivable		10,248		(23,990)
Investment in project		(250,000)		-
Prepaid expenses and other current assets		(19,471)		-
Accounts payable		37,928		-
Accrued interest - related party		5,850		-
Accrued expenses and other current liabilities		(1,817)		-
Accrued compensation - related party		200,000		-

Net cash used in operating activities		(646,610)		(219,896)

Cash flows from investing activities:
(Purchase) disposal of computer equipment		-		(964)

Net cash used in investing activities		-		(964)

Cash flows from financing activities:
Advances from (repayments to) related parties		(50,000)		100,300
Proceeds from note payable - related party		334,400		150,000
Proceeds from bank borrowings		29,660		-
Proceeds from private placements of common stock		55,750		-
Proceeds from sale of Units of common stock and warrants		147,000		-
Costs associated with private placement of common stock

Net cash provided by financing activities		516,810		250,300

Net cash increase (decrease) in cash and cash equivalents		(129,801)		29,440
Cash and cash equivalents - beginning of period		160,377		135,612
Cash and cash equivalents - end of period		$30,576		$165,052

Supplemental disclosures of cash flow information:
Interest paid in cash		$1,733	$	----
Taxes paid in cash	$	----	$	----

Non Cash Investing and Financing Activities
Common stock issued for services		$82,305	$	----
Warrants issued for services		$8,631	$	----
Legal services paid in stock		$12,495	$	----

See accompanying notes to condensed consolidated financial statements

Carolco Pictures Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below.

Basis of presentation - Unaudited Interim Financial Information

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015, and the results of operations for the three month periods ended March 31, 2015 and 2014, the statement of shareholders’ equity (deficiency) for the three months ended March 15, 2015 and the statements of cash flows for the three month periods ended March 31, 2015 and 2014. The condensed consolidated results of operations for the three months ended March, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014. Certain prior year balances have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K/A which was filed on April 3, 2015.

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

(iv) Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share warrants and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Principles of Consolidation

The Company applies the guidance of FASB Accounting Standards Codification (“ASC”) 810 “Consolidation” to determine whether and how to consolidate another entity.  Pursuant to this guidance, with certain exceptions, all majority-owned or all entities in which a parent has a controlling financial interest shall be consolidated.  Pursuant to ASC 810, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

The Company’s consolidated subsidiaries are as follows:

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

All inter-company balances and transactions have been eliminated in consolidation.

Business Combinations

The Company applies ASC 805 “Business Combinations” for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC 805 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired was recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price was recorded as a gain from bargain purchase.

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

Fair Value of Financial Instruments

FASB ASC 820—Fair Value Measurements establishes a framework for measuring the fair value of financial instruments and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined are as follows:

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted ASC 360 for its long-lived assets. The Company’s long-lived assets, which include computer equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Management will periodically review the recoverability of the capitalized movie pilot costs. Management takes into consideration various information. If it is determined that a project or property will be abandoned, or its carrying value impaired, a provision will be made for any expected loss on the project or property.

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

Capitalized Movie Pilot Costs - Film Property and Screenplay Rights

The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926, Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under the provisions of ASC 350, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Related Parties

The Company follows the provisions of ASC 850 relating to the identification of related parties and disclosure of related party transactions.

Our financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows the guidance of ASC 450 when accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Non-Controlling Interest

The Company reports the non-controlling interest in its majority owned subsidiaries in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries.  Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC 718. Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC 718, a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of ASC 505-50.

Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

Pursuant to ASC paragraph 505-50, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50) depends on the specific facts and circumstances. Under the guidance, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Consistent with ASC 505-50, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Deferred Tax Assets and Income Tax Provision

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns pursuant to the provisions of ASC 740.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of ASC 740 for the reporting periods ended March 31, 2015 or December 31, 2014, respectively.

Net Income (Loss) per Common Share

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

For the reporting periods ended March 31, 2015 and December 31, 2014, the Company had 2,446,350 and 1,491,350 potentially dilutive warrants outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

Subsequent Events

The Company will evaluate and disclose if indicated, subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Accounting Standards Update

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Company’s Audited 2014 Financial Statements that are of material significance, or have potential material significance to the Company.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a going Concern.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2015 and December 31, 2014, a net loss and net cash used in operating activities for the reporting periods then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The audit report of our independent registered public accounting firm, dated March 31, 2105, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

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

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC 805 and identifies the acquisition date, which is the date on which it obtains control of the acquiree.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Carolco Pictures Inc. was the accounting acquirer for the merger between Carolco Pictures Inc. and S&G Holdings, Inc.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

The Company determined that there were no separate recognizable intangible assets that possessed economic value from S&G.

Business Enterprise Valuation

The Company determined that the business enterprise value of S&G approximates its net book value.

Allocation of Purchase Price

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 by allocating the purchase price over the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

Total assets acquired	$42,457
Goodwill	319,237
Total liabilities assumed	(126,694)
Acquisition price	$235,000

Note 5 – Deposit for Project

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of of the Company, providing the $250,000 in funding provided for future projects be allocated to the production of the Company’s “Audition” project. Accordingly, funds advances prior to March 31, 2015 were specifically allocated to this project as of the balance sheet date and carried as Deposit for Project.

Note 6 – Property and Equipment

Depreciation and amortization expense for the three month periods ended March 31, 2015 and 2014 was $0 and $1,112, respectively.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	March 31, 2015 Unaudited	December 31, 2014
Acquisition of S&G
Goodwill	$319,237	$319,237
Accumulated impairment	(-)	(-)
	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2014.

Note 8 - Commitments and Contingencies

Lease Agreements

Regus Management Group, LLC

On September 28, 2011, the Company entered into a lease agreement with Regus Management Group, LLC with a monthly base rent of $1,107. The term of the lease is effective from November 1, 2012 to October 31, 2013. The lease has not been renewed and is on a month to month basis.

Town Center Executive Suites

On April 1, 2014, the Company entered into a lease agreement with Town Center Executive Suites. The term of the lease is effective from April 1, 2014 to March 31, 2015. Following expiration of the initial term, the Company is on a month-to-month basis. The monthly rent base payment is $700.

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

Chief Legal Officer

Effective as of July 14, 2014, the Board of Directors of Carolco Pictures Inc. (the “Company”), appointed Frank Esposito as the Company’s Chief Legal Officer. In consideration for his services, the Company entered into an agreement with Esposito, PLLC, d/b/a Esposito Partners, providing for base retainer payments of $5,000 per month.

Note 9 – Notes Payable

Promissory Notes - Related Party

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

During the quarter ended March 31, 2015, the Company’s CEO made a series of additional loans to the Company for working capital purposes totaling $335,000. In connection with these loans, the Company issued promissory notes with interest at 5% per annum maturing on October 1, 2015.

Notes payable-related party totaled $485,300 and $150,300 at March 31, 2015 and December 31, 2014, respectively.

Notes Payable

The Company maintains a line of credit with a financial institution for $50,000. The line bears a variable interest rate that is currently at 4.950%. The full principal and interest is due in full by June 1, 2015. The balance due on the line of credit was $50,000 and $20,000 at March 31, 2015 and December 31, 2014, respectively.

Note 10 - Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.0001 per share.

Common Stock and Warrants

At March 31, 2015 and December 31, 2014, the Company had 57,967,000 and 54,239,500 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock held.

During the quarter ended March 31, 2015, the Company sold 2,900,000 common shares for $55,750 at purchase prices ranging from $0.0005 to $0.08 per share.

During February 2015, the Company sold 15,000 units at $0.80 per unit, for a total of $12,000. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per common share, respectively.

During March 2015, the Company sold an additional 12,500 units at $0.80 per unit and 250,000 units at $0.50 per unit for a combined total of $135,000. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per common share, respectively.

Effective as of February 13, 2015, the Company’s Board of Directors appointed Mario Kassar as the Chairman of the Board of Directors of the Company. In consideration for his services, the Company irrevocably issued 500,000 shares of the Company’s unregistered Common Stock, $0.0001 par value per share, and the option to purchase all or any part of 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable until 10 years after the Effective Date.

Under the provisions of ASC 505 and the terms of the agreement with Mr. Kassar, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.08 per share based on market price, was charged to compensation expense on the effective date of the agreement.

In addition, the 400,000 options issued to Mr. Kassar were fair valued on the date of grant using the Black-Scholes option pricing valuation model. The fair value of the options granted totaled $8,631. Assumptions and inputs used included expected term of 10 years, risk-free interest rate of 1.68%, expected dividends of 0.00%, and volatility of 62.9%. The options fully vested on the grant date absent forfeiture or performance criteria. Accordingly, the entire fair value of the grant, based on a fair value of $0.02 per share was charged to compensation expense on the effective date of the agreement.

In March 2015, the Company issued 50,000 common shares to a financial consulting firm with a fair value of $44,500 on the date of issuance.

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

Summary of the Company’s Stock Warrant Activities

The table below summarizes the Company’s stock warrant activities:

	Number of Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
January 10, 2014 Grant	1,491,350	$0.01	$0.01	$1,476,735	$656,200
February 13, 2015 Grant	400,000	$1.00	$1.00	$8,631	-
February 2015 Unit Offering
Class A	15,000	$3.00	$3.00	$598	$–
Class B	15,000	$6.00	$6.00	$113	$–
March 2015 Unit Offering
Class A	262,500	$3.00	$3.00	$2,624	$–
Class B	262,500	$6.00	$6.00	$381	$–
Balance, March 31, 2015	2,446,350		$1.19	$1,709,900	$656,200

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	1,491,350	3.78	$0.01	1,491,350	3.78	$0.01
$1.00	400,000	9.87	$1.00	400,000	9.87	$1.00
$3.00	277,500	1.92	$3.00	277,500	1.92	3.00
$6.00	277,500	1.92	$6.00	277,500	1.92	6.00
	2,446,350		$1.91	2,446,350		$1.19

Note 11 - Related Party Transactions

Effective as of February 13, 2015, the Company’s Board of Directors appointed Mario Kassar as the Chairman of the Board of Directors of the Company. In consideration for his services, the Company irrevocably granted Mr. Kassar 500,000 shares of the Company’s unregistered shares of common stock and the option to purchase all or any part of 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable until 10 years after the Effective Date. The Company also assumed an obligation to pay Mr. Kassar $500,000, subsequently reduced to $400,000, to cover taxes with respect to compensation paid to him as Chairman. In addition, the Company agreed to reimburse Mr. Kassar for all business expenses incurred or paid by him in the performance of his duties on behalf of the Company including, without limitation, all required travel and lodging expenses. The Company also agreed to indemnify Mr. Kassar against any and all losses, liabilities, damages, expenses (including outside attorneys’ fees), judgments, fines and amounts incurred by Mr. Kassar in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of the Company, by reason of any act or omission to act in connection with the performance of his duties under the agreement to the fullest extent that the Company is permitted to indemnify him under the Company’s Articles of Incorporation in effect as of the Effective Date and applicable law.  During the term of this agreement, the Company is required to obtain and maintain Directors and Officers Insurance in a form acceptable to Mr. Kassar naming him as an additional named insured. Further, provided that Mr. Kassar has neither voluntarily resigned nor been terminated under the terms of the agreement, the majority shareholders who are a party to the agreement agreed to vote all their shares in the Company over which they have voting control and agreed to promptly take all other necessary or desirable actions within their control (including in their capacity as shareholder, director, member of a board committee or officer of the Company or otherwise, and whether at a regular or special meeting or by written consent in lieu of a meeting) to reelect Mr. Kassar as Chairman of Board of the Company.

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	March 31, 2015	December 31, 2014
Advances from chairman, chief executive officer and stockholder	$60,847	$110,847

	$60,847	$110,847

On October 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

During the quarter ended March 31, 2015, the Company’s CEO made a series of additional loans to the Company for working capital purposes totaling $335,000. In connection with these loans, the Company issued promissory notes with interest at 5% per annum maturing on October 1, 2015.

Notes payable-related party totaled $484,700 and $150,300 at March 31, 2015 and December 31, 2014, respectively.

Note 12 – Subsequent Events

On April 17, 2015, the Company’s CEO loaned the Company $45,000, in consideration for which the Company issued to its CEO a promissory note in the amount of $45,000, with interest at 5% per annum and maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

In April, the Company sold 275,000 common shares at $0.10 per share to three investors.

In April, the Company sold 5,000 units at $0.50 per unit, issuing 5,000 common shares at 5,000 Class A warrants and 5,000 Class B warrants, exercisable for two years from issuance at $3.00 and $6.00 per share, respectively.

On April 29, 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of our Board of Directors. The agreement addressed funding of the Company’s “Audition” film project and provided for the issuance of 100,000 of our common shares to Mr. Kassar under the terms of the agreement.

In April, the Company received an advance of $88,242 from a consultant to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Florida in 2009 under the name York Entertainment, Inc. In 2010, we changed our name to Brick Top Productions, Inc. Effective December 31, 2014, we amended our articles of incorporation to change our name to Carolco Pictures, Inc.

We are an award winning feature film and television specials production company. We seek to finance, produce and distribute one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets. Through our subsidiary, High Five Entertainment, we specialize in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. We seek to combine modern business strategy with old-fashioned industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film and television projects.

Recent Developments

Appointment of Mario Kassar as Chairman of the Board

On February 13, 2015, we appointed Mario Kassar as our Chairman of the Board and entered into an executive services agreement with him to deliver future films. Mr. Kassar has been a producer and executive producer of worldwide blockbuster feature films for over 30 years and is expected to build an entirely new library of memorable films for today’s generation under the Carolco Pictures brand. In connection with Mr. Kassar’s appointment, we agreed to issue to Mario Kassar 500,000 unregistered shares of our common stock and a 10-year option to purchase 400,000 shares of our common stock at an exercise price of $1.00 per share.

Audition

On February 10, 2015, we announced that we have begun pre-production on the motion picture, “Audition,” a psychological horror-drama based on Ryu Murakami’s bestselling novel to be directed by Richard Gray. Through March 31, 2015, we have advanced $250,000 in this movie project. It is carried on our balance sheet as deposit for project.

Private Unit Offering

On March 2, 2015, we commenced an offering to sell to certain “accredited investors” up to 31,250,000 units (each, a “Unit”) at a price per Unit of $0.50, each Unit consisting of one share of our common stock, one Class A Common Stock Purchase Warrant (the “Class A Warrant”) and one Class B Common Stock Purchase Warrant (the “Class B Warrant”). Each Class A Warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.00 per share for a period of two years after its issuance and each Class B Warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.00 per share for a period of two years after its issuance. The minimum investment amount per investor is $100,000 for 125,000 Units subject to our right to accept subscriptions in a lesser amount. We expect to invest up to $4,000,000 of the proceeds from this offering to partially finance the production of a motion picture based on the screenplay titled “Audition” written by Richard Gray. In addition, we plan to continue use the balance of the offering proceeds in our feature film and television production business.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014
Revenue	$1,900	$21,349
Cost of goods sold	$32,499	20,078
Operating expenses	$725,904	$160,726
Net Loss from Operations before non-controlling interest	$(730,494)	$(159,954)
Net Loss attributable to non-controlling interest	$(27,693)	$(27,682)
Net Loss attributable to Carolco Pictures’ stockholders	$(702,801)	$(132,272)

Revenues for the three months ended March 31, 2015 were $1,900, as compared to $21,349 for the three months ended March 31, 2014. This sharp decrease in revenue was due to a very limited delivery of our production product and license fees earned. Revenue recognition is deferred until product is deliuvered and accepted by our customers. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the three months ended March 31, 2015 were $32,499, as compared to $20,078 for the three months ended March 31, 2014. Cost of goods sold consists primarily of direct production labor and production equipment rental. These costs increased approximately $12,000 between periods. This increase was attributable primarily to production labor as the Company increased staff in anticipation of future planned production projects.

Operating expenses for the three months ended March 31, 2015 totaled $725,904, compared to $160,726 for the three months ended March 31, 2014. The bulk of the increase of $565,178 was attributable to an increase in compensation expense of $450,986, representing 80% of the overall increase between the periods. The increase in compensation expense recognized was primarily attributable to the agreement entered into with Mr. Kassar described above. As consideration under the terms of the agreement, Mr. Kassar received 500,000 of our common stock with a fair value of $40,000, 400,000 warrants exercisable for 10 years at an exercise price of $1.00 per share with a fair value at issuance of $8,631 and cash consideration of $400,000 for total consideration under the agreement of $448,631, representing the entire increase in compensation between the periods. Under the provisions of ASC 505-50 and the terms of the agreement with Mr. Kassar, the measurement date was determined to be the contract date. Give the absence of vesting or forfeiture provisions or significant disincentives for non-performance, the fair value of all consideration under the agreement was charged to compensation expense on the effective date of the agreement.

The Company has realized a net loss before non-controlling interest of $715,859 for the three months ended March 31, 2015, compared to a net loss before non-controlling interest of $159,954 for the three months ended March 31, 2014.  The increase in net loss is primarily due to the sharp increase in compensation expenses discussed above.

Liquidity and Capital Resources

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash Used In Operating Activities	$(646,610)	$(219,896)
Net Cash Provided by (Used in) Investing Activities	$-	$(964)
Net Cash Provided by Financing Activities	$516,810	$250,300
Net Change in Cash	$(129,801)	$29,440

As of March 31, 2015, our total assets were $690,680 and our total liabilities were $1,075,827 and we had negative working capital of $706,905.

Pursuant to the terms of our employment agreement with Mr. Bafer, we are obligated to pay Mr. Bafer $150,000 per year. On October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses.  Prior to that time, we did not have sufficient cash flows to make the required payments under the employment agreement and therefore, accrued all unpaid salary until such time we generate revenues from operations or raise additional capital through one or more financing transactions.

As part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment) (“High Five”) in December 2013, the Company entered into an executive employment agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as High Five’s president for an initial term of five years with an initial base salary of $144,000.  He will also be entitled to an annual bonus of up to $100,000 and a monthly car allowance of $500.  In addition, the Company awarded Mr. Fischer an option to purchase 1,491,351 shares of common stock, which vested throughout 2014.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations.  We do not currently have any third party financing available in the form of loans, advances, or commitments.  Our officers and shareholders have not made any written or oral agreement to provide us additional financing.  There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital. Expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Principles of Consolidation. The consolidated financial statements of Company include the accounts of Carolco Pictures and its majority-owned subsidiaries, York Productions, LLC, York Productions II, LLC, and S&G Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Income Tax Provision. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns pursuant to the provisions of ASC 740.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Capitalized Movie Pilot Costs - Film Property and Screenplay Rights. The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926, Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

Non-Controlling Interest. The Company reports the non-controlling interest in its majority owned subsidiaries in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries.  Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2015, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, the Company sold 2,900,000 common shares for $55,750 at purchase prices ranging from $0.0005 to $0.08 per share.

During February 2015, the Company sold 15,000 units at $0.80 per unit, for a total of $12,000. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per common share, respectively.

During March 2015, the Company sold an additional 15,000 units at $0.80 per unit and 250,000 units at $0.50 per unit for a combined total of $135,000. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per common share, respectively.

In March 2015, the Company issued 50,000 common shares to a financial consulting firm with a fair value of $44,500 on the date of issuance.

The foregoing securities were issued in reliance on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in private transactions to United States residents. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)

None.

Item 6.  Exhibits

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

CAROLCO PICTURES, INC.

Date: May 15, 2015	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)