Form 10-Q
period 2015-06-30
CAROLCO PICTURES, INC.
filed 2015-08-14
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, there were 60,651,625 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$242,344	$160,377
Accounts receivable	17,748	11,248
Deposit for project	250,000	-
Debt issuance costs	26,308	-
Prepaid expenses and other current assets	48,755	55,380
Total current assets	585,155	227,005
Computer Equipment
Computer equipment	14,866	12,217
Accumulated depreciation	(10,076)	(9,697)
Computer equipment, net	4,790	2,520
Other Assets
Goodwill	319,237	319,237
Total other assets	319,237	319,237
Total Assets	$909,182	$548,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	$144,146	$17,328
Accrued interest	1,178	7,292
Accrued interest - related party	17,750	-
Accrued payroll – related party	150,000	150,000
Deferred revenue	-	63,699
Advances from related parties	31,553	110,847
Notes payable	74,258	20,340
Convertible notes payable, net of deposit of $268,547	14,445	-
Notes Payable - related party	505,000	150,300
Derivative liabilities	362,550	-
Total current liabilities	1,300,880	519,806
Total liabilities	1,300,880	519,806

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued or outstanding at June 30, 2015 or December 31, 2014, respectively	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 60,551,125 shares issued and outstanding at June 30, 2015 and 54,239,500 issued and outstanding at December 31, 2014, respectively	6,055	5,424
Additional paid-in capital	4,666,727	4,134,442
Common stock receivable	-	(8,015)
Accumulated deficit	(4,955,879)	(4,016,719)
Total Carolco Pictures stockholders’ equity (deficit)	(283,097)	115,132

Noncontrolling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital in consolidated subsidiaries	37,500	37,500
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(146,351)	(123,926)
Noncontrolling Interest in Subsidiaries	(108,601)	(86,176)
Total Equity (deficit)	(391,698)	28,956
Total liabilities and stockholders’ equity (deficit)	$909,182	$548,762

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Revenues	$400,460	$249,303	$402,360	$270,652
Total revenue	400,460	249,303	402,360	270,652

Cost of goods sold	304,735	140,291	337,234	172,790

Gross margin (loss)	95,725	109,012	65,126	97,862

Operating expenses
Compensation	(99,597)	1,462,017	387,896	1,502,391
Professional fees	174,797	449,043	289,856	480,426
General and administrative	135,338	15,483	228,440	92,031
Total operating expenses	210,539	1,926,543	906,192	2,074,848
Loss from operations	(114,813)	(1,817,531)	(841,066)	(1,976,986)
Other (income) expense
Interest expense	120,513	3,703	122,213	5,202
Change in fair value of derivatives	(12,335)	-	(12,335)	-
Interest expense - related party	6,425	-	10,385	-
Bad debt recovery	-	(75,000)	-	(75,000)
Other (income) expense	116,278	-	256	(1,000)
Other (income) expense, net	116,278	(71,297)	120,519	(70,798)
Loss before income tax provision and non-controlling interest	(231,091)	(1,746,234)	(961,585)	(1,906,188)
Income tax provision	-	-	-	-
Net loss
Net loss before non-controlling interest	(231,091)	(1,746,234)	(961,585)	(1,906,188)
Net income (loss) attributable to non-controlling interest	5,268	(2,550)	(22,425)	(30,232)
Net loss attributable to Carolco Pictures stockholders	$(236,359)	$(1,743,684)	$(939,160)	$(1,875,956)

Net loss per common share - basic and diluted	$(0.00)	$(0.06)	$(0.02)	$(0.06)

Weighted-average common shares outstanding -basic and diluted	59,355,545	30,934,716	57,975,771	30,858,403

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2015

(Unaudited)

	Carolco Pictures, Inc. Stockholders’ Equity						Non-controlling Interest
	Common Shares,					Carolco
	$.0001 Par					Pictures, Inc.
	Value Per Share		Additional	Common		Stockholders’		Additional		Non	Total
	Shares		Paid-In	Stock	Accumulated	Equity	Common	Paid-In	Accumulated	Controlling	Equity
	Issued	Amount	Capital	Receivable	Deficit	(Deficit)	Stock	Capital	Deficit	Interest	(Deficit)

Balance January 1, 2015	54,239,500	$5,424	$4,134,442	$(8,015)	$(4,016,719)	$115,132	$250	$37,500	$(123,926)	$(86,176)	$28,956

Common stock issued for cash	4,293,000	430	182,320			182,750					182,750

Common stock issued for non-employee services	1,738,000	173	191,862			192,035					192,035

Warrant issued for non-employee services			8,631			8,631					8,631

Common stock issued in Unit Offering at $0.80 per Unit	30,625	3	24,497			24,500					24,500

Common stock issued in Unit Offering at $0.50 per Unit	250,000	25	124,975			125,000					125,000

Reduction in subscription receivable				8,015		8,015					8,015

Net loss					(939,160)	(939,160)			(22,425)	(22,425)	(961,585)

Balance June 30, 2015	60,551,125	$6,055	$4,666,727	$-	$(4,955,879)	$(283,097)	$250	$37,500	$(146,351)	$(108,601)	$(391,698)

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss before noncontrolling interest	$(961,585)	$(1,906,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(12,335)	-
Amortization of debt discount and debt issuance cost	116,824	-
Depreciation expense	380	2,224
Acquisition payable	-	(50,000)
Share based compensation	192,035	1,746,990
Warrants issued for services	8,631	-
Write-off of subscription receivable	8,015	-

Changes in operating assets and liabilities:
Other receivable	-	13,936
Accounts receivable	(6,500)	(16,560)
Investment in project	-
Prepaid expenses and other current assets	6,624	(5,685)
Debt issuance cost	(8,000)	-
Accounts payable	126,818	(51,320)
Accrued interest	(6,114)	-
Accrued interest - related party	17,750	-
Deferred revenue	(63,699)	-
		-
Net cash used in operating activities	(581,156)	(266,603)

Cash flows from investing activities:
(Purchase) disposal of computer equipment	(2,649)	(1,203)
Investment in project	(250,000)	-

Net cash used in investing activities	(252,649)	(1,203)

Cash flows from financing activities:
Advances from (repayments to) related parties	(79,294)	50,000
Proceeds from note payable - related party	379,700	-
Repayment of note payable – related party	(25,000)	-
Proceeds from issuance of notes payable	53,918	200,014
Proceeds from issuance of convertible notes payable	254,198	-
Proceeds from private placements of common stock	182,750	40,000
Proceeds from sale of units of common stock and warrants	149,500
Contribution to capital		10,000

Net cash provided by financing activities	915,772	300,014

Net cash increase (decrease) in cash and cash equivalents	81,967	32,208
Cash and cash equivalents - beginning of period	160,377	135,612
Cash and cash equivalents - end of period	$242,344	$167,820

Supplemental disclosures of cash flow information:
Interest paid in cash	$4,211	$-
Taxes paid in cash	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$192,035	$-
Warrants issued for services	$8,631	$-
Legal services paid in stock	$12,495	$-
Debt discount due to convertible feature	$278,160	$-

See accompanying notes to condensed consolidated financial statements

Carolco Pictures Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Carolco Pictures, Inc. (f/k/a Brick Top Productions, Inc.)

Carolco Pictures, Inc. (formerly “Brick Top Productions, Inc” or the “Company”) was incorporated under the laws of the State of Florida on in February 2009 under the name “York Entertainment, Inc.” The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, in January 2015, the Company changed its stock symbol from “BTOP” to “CRCO.”

Acquisition of a Majority Equity Interest of York Productions, LLC

York Productions, LLC (“York”) was organized under the laws of the State of Florida in October 2008. On June 1, 2010, the Company acquired 6,000 Class A units of York for $75,000, representing a 60% equity interest.  York is currently inactive.

Formation of York Productions II, LLC

York Productions II, LLC (“York II”) was organized under the laws of the State of Florida in June 2013. The Company owns 6,000 Class A units of York II, representing a 60% equity interest.  York II is currently inactive.

Acquisition of a Majority Equity Interest of S&G Holdings, Inc.

S&G Holdings, Inc., doing business as High Five Entertainment (“S&G”), was organized under the laws of the State of Tennessee in January 2005. On December 24, 2013, the Company acquired 75% of the issued and outstanding shares of common stock of S&G for $235,000 including $210,000 to the stockholders of S&G and $25,000 to a brokerage firm in connection with the acquisition. The Company also agreed to make a capital contribution of $100,000 to S&G at closing as well as an additional $365,000 capital contribution prior to September 2014.

S & G Holdings, Inc.

S & G Holdings, Inc. (“S & G”) was incorporated in Tennessee in January 2005. It was formed for the sole purpose of acquiring all of the assets, rights and properties of HFE Holdings, LLC, a limited liability company organized under the laws of the State of Tennessee (“HFE”). HFE produces programming for television and other media.

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

Basis of presentation- Unaudited Interim Financial Information

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements as of June 30, 2015 and for the six month periods ended June 30, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015, and the results of operations for the three and six month periods ended June 30, 2015 and 2014, the statement of shareholders’ equity (deficiency) for the six months ended June 30, 2015 and the statements of cash flows for the six month periods ended June 30, 2015 and 2014. The condensed consolidated results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014. Certain prior year balances have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K/A which was filed on April 3, 2015.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Principles of Consolidation

The Company applies the guidance of FASB Accounting Standards Codification (“ASC”) 810—Consolidation to determine whether and how to consolidate another entity.  Pursuant to this guidance, with certain exceptions, all majority-owned or all entities in which a parent has a controlling financial interest shall be consolidated.  Pursuant to ASC 810, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

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

The consolidated financial statements include all accounts of the Company, S&G and York as of the reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company balances and transactions have been eliminated in consolidation.

Business Combinations

The Company applies ASC 805—Business Combinations for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC 805 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired was recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price was recorded as a gain from bargain purchase.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, deposit for project, debt issuance cost, prepaid expenses, accounts payable, accrued interest, deferred revenues and accrued payroll, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted ASC 360—Property, Plant and Equipment for its long-lived assets. The Company’s long-lived assets, which include computer equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Capitalized Movie Pilot Costs - Film Property and Screenplay Rights

The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926—Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under the provisions of ASC 350—Intangibles—Goodwill and Other, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Derivatives/Liabilities

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether ran equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability with the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note. If the Note is converted or the warrants are exercised, the derivative liability is released and recorded as additional paid in capital.

Related Parties

The Company follows the provisions of ASC 850—Related Party Transactions & Disclosures relating to the identification of related parties and disclosure of related party transactions.

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

Commitment and Contingencies

The Company follows the guidance of ASC 450—Contingencies when accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC 718—Stock-based Compensation. Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Deferred Tax Assets and Income Tax Provision

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns pursuant to the provisions of ASC 740—Income Taxes.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of ASC 740 for the three or six month reporting periods ended June 30, 2015 or December 31, 2014, respectively.

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

Contingent shares issuance arrangement, warrants
	For the Reporting Period Ended June 30, 2015	For the Reporting Period Ended June 30, 2014
Warrant Shares	2,452,600	1,491,350
Convertible Notes Payable Shares	1,885,863	-
Total contingent share issuance arrangements or warrants	4,338,463	1,491,350

For the three and six month reporting periods ended June 30, 2015 and 2014, the Company had 2,449,475, 2,446,350 and 1,149,350 and 1,149,350 potentially dilutive warrants outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

Subsequent Events

The Company will evaluate and disclose if indicated, subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Accounting Standards Update

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six month period ended June 30, 2015, as compared to the recent accounting pronouncements described in the Company’s audited 2014 financial statements that are of material significance, or have potential material significance to the Company.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2015 and December 31, 2014, a net loss and net cash used in operating activities for the reporting periods then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The audit report of our independent registered public accounting firm, dated March 31, 2015, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

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

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC 805 and identifies the acquisition date, which is the date on which it obtains control of the acquiree.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Carolco Pictures Inc. was the accounting acquirer for the merger between Carolco Pictures Inc. and S&G.

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

Note 5 – Deposit for Project

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of the Company, initially providing the $250,000 in funding provided for future projects be allocated to the production of the Company’s “Audition” project.

Note 6 – Property and Equipment

Depreciation and amortization expense for the six month periods ended June 30, 2015 and 2014 totaled $380 and $2,224, respectively.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	June 30, 2015 Unaudited	December 31, 2014
Acquisition of S&G
Goodwill	$319,237	$319,237
Accumulated impairment	(-)	(-)
	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2014.

Note 8 – Notes Payable

The Company maintains two lines of credit with local financial institutions. The lines carry a variable interest rate. The balance due on these lines of credit totaled $74,258 and $20,340 at June 30, 2015 and December 31, 2014, respectively. Accrued interest payable on these agreements totaled approximately $310 and $85 at June 30, 2015 and December 31, 2014, respectively.

Note 9- Convertible Notes

On May 6, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $91,242 to St. George Investments, LLC (the “Lender”). The note bears interest at 10% per annum and matures eleven months from the effective date of the agreement. Under the terms of the note, there was an original issue discount (“OID”) of $8,022 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction are being accreted to interest expense over the life of the note. In addition, the Company paid an $8,022 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note.

The Company may, at its option, prepay the note at 125% of the then outstanding balance.

The note is convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15 million, at a defined Lender conversion price.

On May 12, 2015, the Company issued a convertible promissory note in the principal amount of $104,000 to the Vis Viris Group, Inc. (“VVG”). The note bears interest at 8% per annum, increased to 22% in the event of default, and matures February 14, 2016. VVG deducted $2,000 from the proceeds to cover their legal and other transaction related costs which was recorded as debt issuance costs and is being accreted to interest expense over the life of the note.

The note is convertible by VVG into common stock of the Company through the later of the note maturity date or the payment of the defined amount in the event of default. The note carries a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10 day period prior to the conversion date. The Company may, at its option, prepay the note, given three trading days’ notice at 109% to 134% of the then outstanding balance. The prepayment penalty is calculated based on the period of time the note was outstanding.

On June 22, 2015, the company issued a convertible promissory note in the amount of $87,750 to the Auctus Fund, LLC (“Auctus”). The note bears interest at 8% per annum, increased to 24% in the event of default, and matures on March 22, 2016. Auctus deducted $7,750 from the proceeds to cover their legal and other transaction related costs which were recorded as debt issuance costs and is being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in this transaction which has been recorded in debt issuance costs and is being accreted to interest expense over the life of the note.

The note is convertible by Auctus into common stock of the Company through the later of the note maturity date or the payment of the defined default amount in the event of default. The note carries a variable conversion price defined as 50% of the market price (representing a 50% discount), with market price being defined as the lowest trading price of our common stock during the 25 trading day period prior to the conversion date.

Note 10- Derivative Liabilities

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase its common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock over the life of the option.

The following table summarizes the convertible debt derivative activity for the period March 31, 2015 to June 30, 2015:

Description	Convertible Notes
Fair value at March 31, 2015	$-
Change due to debt issuance	374,885
Change in fair value	(12,335)
Fair value at June 30, 2015	$362,550

The lattice methodology was used to value the convertible notes issued, with the following assumptions.

Assumptions	June 30, 2015
Dividend yield	0.00%
Risk-free rate for term	0.11-0.28%
Volatility	265%
Maturity dates	0.63-0.92 years
Stock price	0.031

See footnote 9 detailing the terms of the convertible debt subject to derivative treatment.

Note 11 - Related Party Transactions

Advances from Stockholders

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	June 30, 2015	December 31, 2014
Advances from chairman, chief executive officer and stockholder	$31,553	$110,847
	$31,553	$110,847

Notes Payable - Related Party

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

In April 2015, the Company’s CEO made three additional advances to the Company for working capital purposes totaling $45,000. In connection with these loans, the Company issued a promissory note which bears interest at 5% per annum, maturing October 1, 2015. On May 18, 2015, the Company repaid $25,000 under the notes.

Interest accrued under these note agreements in 2015 totaled $6,425 and $10,385 for the three and six month periods ended June 30, 2015, respectively.

Notes payable-related party totaled $505,000 and $150,300 at June 30, 2015 and December 31, 2014, respectively.

Note 12 - Stockholders’ Equity (Deficit)

Shares Authorized

The Company is authorized to issue 110,000,000 shares, of which 10,000,000 shares are preferred stock, par value $0.0001 per share, and 100,000,000 shares are common stock, par value $0.0001 per share.

Sale of Common Stock or Equity Unit Inclusive of Common stock and Warrants

At June 30, 2015 and December 31, 2014, the Company had 60,551,125 and 54,239,500 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock held.

During the six month period ended June 30, 2015, the Company sold 4,293,000 common shares for $182,750 at purchase prices ranging from $0.0005 to $0.10 per share.

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

During April 2015, the Company sold 5,000 units at $0.80 per unit for a total of $2,500. Each unit consisted of one share of common stock, one Class A warrant and on Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per share, respectively.

Stock-Based Compensation for Obtaining Employee Services

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

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of our Board of Directors. The agreement addressed funding of the Company’s “Audition” film project and provided for the issuance of 100,000 common shares to Mr. Kassar under the terms of the agreement. Under the provisions of ASC 505 and the terms of the agreement, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.08 per share based on market price, or $8,000, was charged to stock-based compensation on the effective date of the agreement.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

In March 2015, the Company issued 50,000 common shares to a financial consulting firm with a fair value of $44,500 on the date of issuance.

In April 2015, the Company entered into five investor relations related consulting agreements issuing 1,088,000 shares of common stock. Under the provisions of ASC 505 and the terms of the agreements, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.08 per share based on marked price, or $xxx, was charged to expense on the effective date of the agreements.

Warrants Issued for Obtaining Employee Services

On January 10, 2014, the Company awarded S&G’s President a warrant to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance.

The Warrant vested as follows: (i) on March 31, 2014, the right to exercise the Warrant and to receive 50% of the Warrant Shares vested; (ii) on June 30, 2014, the right to exercise the Warrant and to receive an additional 25% of the Warrant Shares vested; and (iii) on September 30, 2014, the right to exercise the Warrant and to receive the remaining 25% of the Warrant Shares vested.

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

Summary of the Company’s Stock Warrant Activities

The table below summarizes the Company’s stock warrant activities:

	Number of Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
January 10, 2014 Grant	1,491,350	$0.01	$0.01	$1,476,735	$369,700
February 13, 2015 Grant	400,000	$1.00	$1.00	$8,631	-
February 2015 Unit Offering
Class A	15,000	$3.00	$3.00	$598	$–
Class B	15,000	$6.00	$6.00	$113	$–
March 2015 Unit Offering
Class A	262,500	$3.00	$3.00	$2,624	$–
Class B	262,500	$6.00	$6.00	$381	$–
April 2015 Unit Offering
Class A	3,125	$3.00	$3.00	$-	$-
Class B	3,125	$6.00	$6.00	$-	$-
Balance, June 30, 2015	2,452,600		$1.19	$1,709,900	$369,700

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	1,491,350	3.53	$0.01	1,491,350	3.53	$0.01
$1.00	400,000	9.62	$1.00	400,000	9.62	$1.00
$3.00	280,625	1.67	$3.00	280,625	1.67	3.00
$6.00	280,625	1.67	$6.00	280,625	1.67	6.00
	2,452,600		$1.91	2,452,600		$1.19

Note 13 - Commitments and Contingencies

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

S&G Holdings, Inc. – St. Cloud Partners

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

At June 30, 2015 and December 31, 2014, the Company had accrued $150,000 under the Employment Agreement. On October 1, 2011, the Company’s CEO agreed to waive future base salary under his Employment Agreement, until further notice, in an effort to reduce the Company’s operating expenses.

President, S&G Holdings, Inc.

On December 24, 2013, the Company entered into an employment agreement with Martin Fischer, the president of S&G. The agreement is for a five- year term, which may be renewed for an additional five years and requires an annual base salary of $144,000 for year 1, $151,200 for year 2, $158,760 for year 3, $166,698 for year 4 and $175,033 for year 5. The agreement also entitles the president to a cash bonus of up to $100,000 annually based on net income levels and a monthly $500 automobile allowance.

On January 10, 2014, the Company awarded the President an option to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance. The President of S&G will also be appointed to the Board of Directors of the Company.

Chief Legal Officer

Effective as of July 14, 2014, the Company’s Board of Directors appointed Frank Esposito as the Company’s Chief Legal Officer. In consideration for his services, the Company entered into an agreement with Esposito, PLLC, d/b/a Esposito Partners, providing for base retainer payments of $5,000 per month.

Note 14 – Subsequent Events

On July 9, 2015, the Company issued a series of replacement convertible promissory notes to the Company’s CEO covering note payable principal due and related accrued interest through July 9, 2015. The notes bear interest at 5% per annum, with a default interest rate of 22% per annum and mature October 1, 2015.

The notes are convertible in whole or in part at the option of the holder into common shares of the Company. The conversion price is a variable conversion price calculated as 50% of the lowest trading price for our common stock during the 20 trading days prior to the conversion date.

In July 2015, the Company sold 100,500 common shares at $0.25 per share to three investors with total proceeds of $25,125.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Florida in 2009 under the name York Entertainment, Inc. In 2010, we changed our name to Brick Top Productions, Inc. In January 2015, we changed our name to Carolco Pictures, Inc.

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

Recent Developments

On April 29, 2015, the Company entered into an agreement (the “Agreement”) with Mario Kassar, the Chairman of the Company’s Board of Directors, pursuant to which Mr. Kassar will utilize $250,000 of the Company’s funds for costs relating to the production of the film “Audition.” Pursuant to the terms of the Agreement, the Company engaged Mr. Kassar to render producing and sales services for each film in the “Rambo” franchise, “SMITE” franchise or other feature length motion picture property introduced to the Company by Mr. Kassar (each, a “Picture”) on the same terms as apply to “Audition,” except that the producing fee shall not be less than 10% of the budget of each Picture. In addition, the Company agreed to issue 100,000 shares of its common stock to Mr. Kassar, instead of paying Mr. Kassar the $100,000 payment that the Company was required to pay in April 2015 under the Agreement for Chairman of Board of Directors dated February 13, 2015 (the “Board Agreement”). Pursuant to the terms of the Agreement, the Company and Mr. Kassar agreed that the Company would pay Mr. Kassar $100,000 on or before May 17, 2015, and that such payment shall be the final payment due under the Board Agreement. The Company also agreed to pay Mr. Kassar 5% of the purchase price of any Carolco-produced feature length films in the “Rambo” franchise and all completed films or film libraries acquired by the Company with Mr. Kassar’s assistance and based on Mr. Kassar’s introduction to the Company of such completed films or film libraries. The terms of the Agreement also provide that the Company will pay Mr. Kassar a discretionary bonus in relation to his efforts in bringing projects and opportunities to the Company.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014
Revenue	$400,460	$249,303
Cost of goods sold	$304,735	$140,291
Operating expenses	$210,539	$1,926,543
Loss before income tax provision and non-controlling interest	$231,091	$1,746,234
Net income (loss) attributable to non-controlling interest	$5,268	$(2,550)
Net loss attributable to Carolco Pictures’ stockholders	$(236,359)	$1,743,684

Revenues for the three months ended June 30, 2015 were $400,460, as compared to $249,303 for the three months ended June 30, 2014. The increase in revenue was due to an increase in production services, including award programming, much of which is seasonal. Revenue recognition is deferred until product is delivered and accepted by our customers. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the three months ended June 30, 2015 were $304,735, as compared to $140,291 for the three months ended June 30, 2014. Cost of goods sold consists primarily of direct production labor and production equipment rental. These costs increased approximately $200,000 between periods. This increase was attributable primarily to production labor as the Company increased staff in anticipation of future planned production projects.

Operating expenses for the three months ended June 30, 2015 totaled $210,539, compared to $906,192 for the three months ended June 30, 2014. The decrease of $695,653 was primarily attributable to a modification of an agreement with Mario Kassar, effective in April 2015, reducing his consideration under the initial agreement by $100,000.

The Company has realized a loss before income tax provision and non-controlling interest of $231,091 for the three months ended June 30, 2015, compared to a loss before income tax provision and non-controlling interest of $1,746,234 for the three months ended June 30, 2014.  The decrease is primarily due to the significant increase, (61%), in revenues between periods coupled with the sharp decline in production related compensation between periods as described below.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014
Revenue	$402,360	$270,652
Cost of goods sold	$337,234	$172,790
Operating expenses	$906,192	$2,074,848
Loss before income tax provision and non-controlling interest	$961,585	$1,906,188
Net loss attributable to non-controlling interest	$22,425	$30,232
Net loss attributable to Carolco Pictures’ stockholders	$939,160	$1,875,956

Revenues for the six months ended June 30, 2015 were $402,360, as compared to $270,652 for the six months ended June 30, 2014. The increase in revenue was due to a significant increase (49%) in demand for the Company’s production services, particularly in area of award presentation programming. Revenue recognition is deferred until product is delivered and accepted by our customers. Our future revenue plan is dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the six months ended June 30, 2015 were $337,234, as compared to $172,790 for the six months ended June 30, 2014. Cost of goods sold consists primarily of direct production labor and production equipment rental. These costs increased approximately $164,000 between periods. This increase was attributable primarily to our increase in revenues and consisted primarily of production labor as the Company increased staff in anticipation of future planned production projects.

Operating expenses for the six months ended June 30, 2015 totaled $906,192, compared to $2,074,848 for the six months ended June 30, 2014. The sharp decrease of approximately $1,169,000 was primarily attributable to compensation paid to executives in the form of common shares and warrants in the prior period.

The Company has realized a loss before income tax provision and non-controlling interest of $961,585 for the six months ended June 30, 2015, compared to a loss before income tax provision and non-controlling interest of $1,906,188 for the six months ended June 30, 2014.  The decrease is primarily due to the sharp decline in compensation as described below.

Liquidity and Capital Resources

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Cash Used In Operating Activities	$581,156	$266,603
Net Cash Used In Investing Activities	$252,649	$1,203
Net Cash Provided by Financing Activities	$915,772	$300,014
Net Change in Cash	$81,,967	$32,208

As of June 30, 2015, our total assets were $909,182 and our total liabilities were $1,300,880 and we had negative working capital of $715,725.

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

As part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment) (“S&G”) in December 2013, the Company entered into an executive employment agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as S&G’s president for an initial term of five years with an initial base salary of $144,000.  He will also be entitled to an annual bonus of up to $100,000 and a monthly car allowance of $500.  In addition, the Company awarded Mr. Fischer an option to purchase 1,491,351 shares of common stock, exercisable at $0.01 per share, which vested throughout 2014.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations.  We do not currently have any additional third party financing available in the form of loans, advances, or commitments.  Our officers and shareholders have not made any written or oral agreement to provide us additional financing.  There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Income Tax Provision. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns pursuant to the provisions of ASC 740—Income Taxes.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Capitalized Movie Pilot Costs - Film Property and Screenplay Rights. The Company capitalizes costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to ASC 926—Entertainment – Films. The Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2015, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties. In addition, during the quarter ended June 30, 2015, a member of the Company’s board of directors and officer of the Company’s subsidiary received a personal loan from the Company’s subsidiary of approximately $27,000. This advance, while inadvertent, represented a violation of Section 402 of the Sarbanes-Oxley Act of 2002, as amended, and a material breach of the Company’s system of controls. The funds were repaid to the Company in July 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During our second quarter ended June 30, 2015, the Company sold 1,393,000 common shares for $127,000 at prices ranging from $0.83 per share to $0.10 per share. In April 2015, the Company entered into five investor relations related consulting agreements issuing 1,088,000 shares of common stock, Under the provisions of ASC 505 and the terms of the agreements, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.08 per share based on marked price, was charged to expense on the effective date of the agreements.

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of our Board of Directors. The agreement addressed funding of the Company’s “Audition” film project and provided for the issuance of 100,000 common shares to Mr. Kassar under the terms of the agreement. Under the provisions of ASC 505 and the terms of the agreement, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.08 per share based on market price, was charged to stock-based compensation on the effective date of the agreement.

During April 2015, the Company sold 5,000 units at $0.80 per unit for a total of $2,500. Each unit consisted of one share of common stock, one Class A warrant and on Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per share, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 6, 2015, the Company issued a convertible promissory note in the principal amount of $91,242 to H. George Investments, LLC (the “Lender”). The note bears interest at 10% per annum and matures eleven months from the effective date of the agreement. Under the terms of the note, there was an original issue discount (“OID”) of $8,022 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction are being accreted to interest expense over the life of the note. In addition, the Company paid an $8,022 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note.

The Company may, at its option, prepay the note at 125% of the then outstanding balance.

The note is convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15 million, at a defined Lender conversion price.

On May 12, 2015, the Company issued a convertible promissory note in the principal amount of $104,000 to the Vis Viris Group, Inc. (“VVG”). The note bears interest at 8% per annum, increased to 22% in the event of default, and matures February 14, 2016. VVG deducted $2,000 from the proceeds to cover their legal and other transaction related costs which was recorded as debt issuance costs and is being accreted to interest expense over the life of the note.

The note is convertible by VVG into common stock of the Company through the later of the note maturity date or the payment of the defined amount in the event of default. The note carries a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10 day period prior to the conversion date.

On June 22, 2015, the company issued a convertible promissory note in the amount of $87,250 to the Auctus Fund, LLC (“Auctus”). The note bears interest at 8% per annum, increased to 24% in the event of default, and matures on March 22, 2016. Auctus deducted $7,250 from the proceeds to cover their legal and other transaction related costs which were recorded as debt issuance costs and is being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in this transaction which has been recorded in debt issuance costs and is being accreted to interest expense over the life of the note.

The note is convertible by Auctus into common stock of the Company through the later of the note maturity date or the payment of the defined default amount in the event of default. The note carries a variable conversion price defined as 50% of the market price (representing a 50% discount), with market price being defined as the lowest trading price of our common stock during the 25 trading day period prior to the conversion date.

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

3.1(iii)

Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2014 (incorporated by reference to Exhibit 3.1(iii) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

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

10.11+

Agreement dated April 29, 2015, by and between Carolco Pictures, Inc. and Mario Kassar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015).

10.12*	Promissory note dated May 6, 2015.
10.13*	Promissory note dated May 12, 2015.
10.14*	Promissory note dated June 22, 2015.
31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*   Filed herewith.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLCO PICTURES, INC.

Date: August 14, 2015	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)