Form 10-Q
period 2015-09-30
CAROLCO PICTURES, INC.
filed 2015-11-16
CIK 1484769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  000-55353

CAROLCO PICTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1395 Brickell Avenue Suite 800, Miami, Florida	33131
(Address of Principal Executive Office)	(Zip Code)

(877) 535-1400

(Registrant’s Telephone Number, Including Area Code)

5550 Glades Road, Ste. 500, Boca Raton 33431

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 16, 2015, there were 59,851,625 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format. Yes ☐     No ☒

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$162,699	$160,377
Accounts receivable	-	11,248
Deposit for project	250,000	-
Debt issuance costs	17,210	-
Prepaid expenses and other current assets	124,713	55,380
Total current assets	554,622	227,005
Computer Equipment
Computer equipment	14,866	12,217
Accumulated depreciation	(10,699)	(9,697)
Computer equipment, net	4,167	2,520
Other Assets
Goodwill	319,237	319,237
Total other assets	319,237	319,237
Total Assets	$878,026	$548,762

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and other current liabilities	$42,876	$17,328
Accrued interest	5,576	7,292
Accrued interest - related party	11,650	-
Accrued payroll – related party	125,000	150,000
Deferred revenue	109,172	63,699
Advances from related parties	30,567	110,847
Note payable	47,258	20,340
Convertible notes payable, net of discount of $286,768	48,724	-
Convertible notes payable - related party	530,919	150,300
Derivative liabilities	1,286,966	-
Total current liabilities	2,238,708	519,806
Total liabilities	2,238,708	519,806

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued or outstanding at September 30, 2015 or December 31, 2014, respectively	-	-
Common stock, $.0001 par value; 350,000,000 shares authorized; 59,851,625 shares issued and outstanding at September 30, 2015 and 54,239,500 issued and outstanding at December 31, 2014, respectively	5,985	5,424
Additional paid-in capital	4,682,257	4,134,442
Common stock receivable	-	(8,015)
Accumulated deficit	(5,945,254)	(4,016,719)
Total Carolco Pictures stockholders’ equity (deficit)	(1,257,012)	115,132

Noncontrolling Interest in Subsidiaries
Noncontrolling interest - capital stock in consolidated subsidiaries	250	250
Noncontrolling interest - additional paid-in capital in consolidated subsidiaries	37,500	37,500
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(141,420)	(123,926)
Noncontrolling Interest in Subsidiaries	(103,670)	(86,176)
Total Equity (deficit)	(1,360,682)	28,956
Total liabilities and stockholders’ equity (deficit)	$878,026	$548,762

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Revenues	$366,169	$374,235	$768,529	$644,887
Total revenue	366,169	374,235	768,529	644,887

Cost of goods sold	286,147	212,425	623,381	385,215
Gross margin	80,022	161,810	145,148	259,672

Operating expenses
Compensation	39,623	605,149	427,519	2,107,540
Professional fees	71,395	39,239	361,251	519,665
General and administrative	36,889	27,284	265,329	119,315
Total operating expenses	147,907	671,672	1,054,099	2,746,520
Loss from operations	(67,885)	(509,862)	(908,951)	(2,486,848)
Other (income) expense
Interest expense	49,906	3,371	172,118	8,573
Change in fair value of derivative liabilities	(216,354)	-	(228,689)	-
Interest expense - related party	1,083,008	-	1,093,393	-
Bad debt recovery		(7,729)		(7,729)
Other (income) expense	-	-	256	(76,000)
Other (income) expense, net	916,560	(4,358)	1,037,078	(75,156)
Loss before income tax provision and non-controlling interest	(984,445)	(505,504)	(1,946,029)	(2,411,692)
Income tax provision
Net loss
Net loss before non-controlling interest	(984,445)	(505,504)	(1,946,029)	(2,411,692)
Net income (loss) attributable to non-controlling interest	4,931	11,653	(17,494)	(18,579)
Net loss attributable to Carolco Pictures stockholders	$(989,376)	$(517,157)	$(1,928,535)	$(2,393,113)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$($0.08)

Weighted-average common shares outstanding -basic and diluted	58,837,772	30,974,500	58,164,613	30,897,525

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2015

(Unaudited)

	Carolco Pictures, Inc. Stockholders’ Equity						Non-controlling Interest
	Common Shares,					Carolco
	$.0001 Par					Pictures, Inc.
	Value Per Share		Additional	Common		Stockholders’		Additional		Non	Total
	Shares		Paid-In	Stock	Accumulated	Equity	Common	Paid-In	Accumulated	Controlling	Equity
	Issued	Amount	Capital	Receivable	Deficit	(Deficit)	Stock	Capital	Deficit	Interest	(Deficit)

Balance January 1, 2015	54,239,500	$5,424	$4,134,442	$(8,015)	$(4,016,719)	$115,132	$250	$37,500	$(123,926)	$(86,176)	$28,956

Common stock issued for cash	3,555,500	355	194,810			195,165					195,165

Common stock issued for non-employee services	1,776,000	178	194,902			195,080					195,080

Warrant issued for non-employee services			8,631			8,631					8,631

Common stock issued in Unit Offering at $0.80 per Unit	30,625	3	24,497			24,500					24,500

Common stock issued in Unit Offering at $0.50 per Unit	250,000	25	124,975			125,000					125,000

Reduction in subscription receivable				8,015		8,015					8,015

Net loss					(1,928,535)	(1,928,535)			(17,494)	(17,494)	(1,946,029)

Balance Sept 30, 2015	59,851,625	$5,985	$4,682,257	$-	$(5,945,254)	$(1,257,012)	$250	$37,500	$(141,420)	$(103,670)	$(1,360,682)

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss before noncontrolling interest	$(1,946,029)	$(2,411,692)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(228,689)
Amortization of debt discount and debt issuance cost	1,229,525
Depreciation expense	1,002	2,425
Share based compensation	195,080	2,251,735
Warrants issued for services	8,631
Write-off of subscription receivable	8,015

Changes in operating assets and liabilities:
Accounts receivable	11,248	(51,386)
Prepaid expenses and other current assets	(69,333)	(1,317)
Debt issuance cost	(17,210)
Accounts payable	25,548	(102,461)
Accrued interest	(1,716)
Accrued interest - related party	24,765
Accrued payroll – related party	(25,000)
Deferred revenue	45,473

Net cash used in operating activities	(738,690)	(107,774)

Cash flows from investing activities:
(Purchase) disposal of computer equipment	(2,649)	(1,203)
Investment in project	(250,000)	(50,000)

Net cash used in investing activities	(252,649)	(51,203)

Cash flows from financing activities:
Advances from (repayments to) related parties	(80,280)	50,000
Proceeds from note payable - related party	379,700	200,000
Repayment of note payable – related party	-	(1,548)
Proceeds from issuance of notes payable	26,918	-
Proceeds from issuance of convertible notes payable	322,658	-
Proceeds from private placements of common stock	195,165	40,000
Proceeds from sale of units of common stock and warrants	149,500
Contribution to capital		76,000

Net cash provided by financing activities	993,661	364,452

Net cash increase (decrease) in cash and cash equivalents	2,322	205,475
Cash and cash equivalents - beginning of period	160,377	135,612
Cash and cash equivalents - end of period	$162,699	$341,087

Supplemental disclosures of cash flow information:
Interest paid in cash	$5,010	$2,722
Taxes paid in cash	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$195,080	$2,251,735
Warrants issued for services	$8,631	$-
Legal services paid in stock	$12,495	$-
Debt discount due to convertible feature	$286,768	$-

See accompanying notes to condensed consolidated financial statements

Carolco Pictures Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and 2014

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

S & G Holdings, Inc.

S & G Holdings, Inc. (“S&G”) was incorporated in Tennessee in January 2005. It was formed for the sole purpose of acquiring all of the assets, rights and properties of HFE Holdings, LLC, a limited liability company organized under the laws of the State of Tennessee (“HFE”). HFE produces programming for television and other media.

On December 31, 2004, S&G, an unincorporated company, completed the acquisition of HFE. The Company acquired the accounts receivable, inventories, prepaid expenses, contract rights, tangible and intangible property of HFE and 100% of the equity interest of High Five Television, LLC (“Television”), a limited liability company organized under the laws of the State of Tennessee.  In connection with the consummation of the acquisition of HFE the Company agreed to pay (i) $18,800 in cash at closing and (ii) a royalty in the amount of $1,200,000; $81,200 of which was paid at closing and the remaining balance of $1,118,800 to be paid with (a) 3% of all gross billing to be paid quarterly based on the prior quarter’s receipts and (b) $6,500 as a royalty for one specific series. Television is inactive.

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

The condensed consolidated financial statements as of September 30, 2015 and for the nine month periods ended September 30, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015, and the results of operations for the three and nine month periods ended September 30, 2015 and 2014, the statement of shareholders’ equity (deficiency) for the nine months ended September 30, 2015 and the statements of cash flows for the nine month periods ended September 30, 2015 and 2014. The condensed consolidated results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014. Certain prior year balances have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K/A which was filed on April 3, 2015.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of three (3) to five (5) years. Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Our financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following is the specific revenue recognition policy:

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of ASC 740 for the three or nine month reporting periods ended September 30, 2015 or December 31, 2014, respectively.

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

Contingent shares issuance arrangement, warrants
	For the Reporting Period Ended September 30, 2015	For the Reporting Period Ended September 30, 2014
Warrant Shares	1,461,109	1,491,350
Convertible Notes Payable Shares	4,469,804	-
Total contingent share issuance arrangements or warrants	5,930,913	1,491,350

There were approximately 5,930,913 and 1,491,350 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended September 30, 2015 and 2014, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended September 30, 2015 and 2014 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Subsequent Events

The Company will evaluate and disclose if indicated, subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Accounting Standards Update

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2015 of ($5,945,254), a net loss of ($989,376) and net cash used in operating activities of ($721,480) for the reporting periods then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 6 – Property and Equipment

Depreciation and amortization expense for the nine month periods ended September 30, 2015 and 2014 totaled $1,002 and $2,425, respectively.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	September 30, 2015	December 31, 2014
Acquisition of S&G
Goodwill	$319,237	$319,237
Accumulated impairment	-	-
	$319,237	$319,237

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill exceeded their carrying values at December 31, 2014.

Note 8 – Notes Payable

The Company maintains two lines of credit with local financial institutions. The lines carry a variable interest rate. The balance due on these lines of credit totaled $47,258 and $20,340 at September 30, 2015 and December 31, 2014, respectively.

Note 9- Convertible Notes Payable

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

On July 10, 2015, the Company issued a convertible promissory note in the principal amount of $52,500 to the Vis Viris Group, Inc. (“VVG”). The note bears interest at 8% per annum, increased to 22% in the event of default, and matures April 13, 2016. VVG deducted $1,250 from the proceeds to cover their legal related costs which were charged to interest expense.

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

On July 9, 2015, the Company issued five convertible promissory notes to the Company’s CEO in exchange for his existing promissory notes and related accrued interest.  The convertible promissory notes were issued in the amounts of $188,597, $155,875, $102,042, $51,076 and $45,525 (the “replacement notes”).  The replacement notes have a maturity of October 1, 2015 and an annual interest rate of 5% per annum.  The noteholder has the right until the note(s) is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of our common stock.  The replacement notes have a conversion price of 50% of the lowest closing bid stock price over the last twenty days prior to conversion.  The notes may not be prepaid.

The embedded conversion features, reset feature and redemption penalties in the foregoing notes should be accounted for as a derivative liability due to the redemption, full reset and conversion provision based on FASB guidance.

Convertible notes payable consisted of the following:

	09/30/2015	12/31/2014
Notes Face amount	$335,492	$-
Discount representing the derivative liability on conversion features	(330,660)	-
Accumulated amortization of discount of convertible notes payable (*)	43,592	-
Remaining discount	(286,768)	-
Convertible notes payable, net	$48,724	$-

(*) The discount is being amortized to interest expenses using the effective interest rate method over the life of the debt instruments.

Interest expense recognized under these note agreements totaled $34,279 and $148,528 for the three and nine month periods ended September 30, 2015, respectively.

Note 10- Derivative Liabilities

Derivative Analysis-Embedded conversion feature in convertible notes

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

As of September 30, 2015, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible notes describe in Note # 9.

Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to evaluate the  fair value of  the compound embedded derivatives using a multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes.

The model analyzes the underlying economic factors that influence which of these events would occur, when they are likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.).  Projections are then made on these underlying factors which lead to a set of potential scenarios.  Probabilities are assigned to each of these scenarios over the remaining term of the note based on management projections.  This lead to a cash flow projection over the life of the note and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios is completed, and it is compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability at the date of valuation.

Valuation Assumptions

The existing derivative instruments are valued as of issuance and the quarters end 09/30/15. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•

The notes convert with an initial conversion price of 50%-65% of the average or low of the 1-3 lowest bid out of the 10-25 previous days;

•

An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%;

•

The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 109%-271%.

•

The company would not redeem the notes prior to maturity and would have no reset events; and The Holder would not automatically convert the note at the maximum of 2 times the fixed conversion price.

•

Risk free rates for the remaining term of the notes was in the range of 0.00% to 0.22%

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, January 1, 2015	-	-
Purchases, issuances and settlements	(1,515,655)	(1,515,655)
Transfers in and/or out of Level 3	-	-
Total gains or losses (realized/unrealized) included in:
Net income (loss)	228,689	228,689
Other comprehensive income (loss)	-	-
Balance, September 30, 2015	$(1,286,966)	$(1,286,966)

Note 11 - Related Party Transactions

Advances from related parties

From time to time, the former CEO of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the former CEO consisted of the following:

	September 30, 2015	December 31, 2014
Advances from former chairman, chief executive officer and stockholder	$30,567	$110,847
	$30,567	$110,847

Convertible Notes Payable - Related Party

On October 1, 2014, the Company’s former CEO loaned the Company $150,000, in consideration for which the Company issued to its former CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

During the quarter ended March 31, 2015, the Company’s former CEO made a series of additional loans to the Company for working capital purposes totaling $335,000. In connection with these loans, the Company issued promissory notes with interest at 5% per annum maturing on October 1, 2015.

In April 2015, the Company’s former CEO made three additional advances to the Company for working capital purposes totaling $45,000. In connection with these loans, the Company issued a promissory note which bears interest at 5% per annum, maturing October 1, 2015.

On July 9, 2015, the Company issued five convertible promissory notes to the Company’s former CEO in exchange for his existing promissory notes and related accrued interest.  The convertible promissory notes were issued in the amounts of $188,597, $155,875, $102,042, $51,076 and $45,525 (the “replacement notes”).  The replacement notes have a maturity of October 1, 2015 and an annual interest rate of 5% per annum.  The noteholder has the right until the note(s) is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of our common stock.  The replacement notes have a conversion price of 50% of the lowest closing bid stock price over the last twenty days prior to conversion.  The notes may not be prepaid. Effective October 1, 2015, these notes were in default.

Convertible notes payable- related party consisted of the following:

	09/30/2015	12/31/2014
Notes Face amount	$543,115	$150,030
Discount representing the derivative liability on conversion features	(543,115)	-
Accumulated amortization of discount of convertible notes payable (*)	530,919	-
Remaining discount	0	-
Convertible notes payable, net	$530,919	$150,030

(*) The discount is being amortized to interest expenses using the effective interest rate method over the life of the debt instruments.

Interest expense recognized under these note agreements $1,083,008 and $1,093,393 for the three and nine month periods ended September 30, 2015, respectively.

Note 12 - Stockholders’ Equity (Deficit)

Shares Authorized

The Company is authorized to issue 400,000,000 shares, of which 50,000,000 shares are preferred stock, par value $0.0001 per share, and 350,000,000 shares are common stock, par value $0.0001 per share.

Sale of Common Stock or Equity Unit Inclusive of Common stock and Warrants

At September 30, 2015 and December 31, 2014, the Company had 59,851,625 and 54,239,500 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock held.

During the nine month period ended September 30, 2015, the Company sold 3,555,500 common shares for the cash amount of $195,165 at purchase prices ranging from $0.005 to $0.20 per share.

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

During April 2015, the Company sold 3,125 units at $0.80 per unit for a total of $2,500. Each unit consisted of one share of common stock, one Class A warrant and on Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per share, respectively.

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

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

From March 2015through July 2015, the Company entered into five investor relations related consulting agreements issuing 1,776,000 shares of common stock. Under the provisions of ASC 505 and the terms of the agreements, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuances totaling $195,080, was charged to expense on the effective date of the agreements.

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

The Company estimated the fair value of the stock warrants on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

January 10, 2014
Expected life (year) – Simplified method	5%
Expected volatility (*)	68.32%
Expected annual rate of quarterly dividends	0%
Risk-free interest rate(s)	0.77%

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

The estimated fair value of the stock warrant was $1,476,735 on the date of grant, which are initially recorded as additional paid-in capital and amortized ratably over the vesting period of 9 months to Compensation - officers.

Summary of the Company’s Stock Warrant Activities

The table below summarizes the Company’s stock warrant activities:

	Number of Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
January 10, 2014 Grant	1,491,350	$0.01	$0.01	$1,476,735	$402,665
February 13, 2015 Grant	400,000	$1.00	$1.00	$8,631	-
February 2015 Unit Offering
Class A	15,000	$3.00	$3.00	$598	$–
Class B	15,000	$6.00	$6.00	$113	$–
March 2015 Unit Offering
Class A	262,500	$3.00	$3.00	$2,624	$–
Class B	262,500	$6.00	$6.00	$381	$–
April 2015 Unit Offering
Class A	3,125	$3.00	$3.00	$-	$-
Class B	3,125	$6.00	$6.00	$-	$-
Balance, September 30, 2015	2,452,600		$1.19	$1,709,900	$402,665

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	1,491,350	3.28	$0.01	1,491,350	3.28	$0.01
$1.00	400,000	9.37	$1.00	400,000	9.37	$1.00
$3.00	280,625	1.42	$3.00	280,625	1.42	3.00
$6.00	280,625	1.42	$6.00	280,625	1.42	6.00
	2,452,600	3.85	$1.91	2,452,600	3.85	$1.19

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

At September 30, 2015 and December 31, 2014, the Company had accrued $125,000 and $150,000, respectively, under the Employment Agreement.  During our third fiscal quarter, the Company paid $25,000 to the CEO under this agreement. On October 1, 2011, the Company’s CEO agreed to waive future base salary under his Employment Agreement, until further notice, in an effort to reduce the Company’s operating expenses.

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

Chief Legal Officer

Effective as of July 14, 2014, the Company’s Board of Directors appointed Frank Esposito as the Company’s Chief Legal Officer. In consideration for his services, the Company entered into an agreement with Esposito, PLLC, d/b/a Esposito Partners, providing for base retainer payments of $5,000 per month.  Mr. Esposito resigned his position in October 2015.  See Note – Subsequent Events.

Note 14 – Subsequent Events

On October 5, 2015, Alexander Bafer, Carolco Pictures, Inc.’s controlling then shareholder, Chief Executive Officer and director (the “Seller”), entered into and closed separate and distinct Securities Purchase Agreements (the “Agreement”) with individual Purchasers (the “Purchasers”) whereby the Purchasers (individually) purchased in the aggregate from the Seller a total of 35,000,000 shares of the Company’s common stock.

On October 14, 2015 Mr. Martin Fisher resigned his position as director and on October 16, 2015, Mr. Alexander Bafer resigned his position as president and CEO of the Company.  Following a resolutions by the Board of Directors, Sam Lupowitz was appointed President, CEO and CFO of the Company. During this period the members of the Board of Directors was modified to include a Board consisting of Sam Lupowitz, Joseph I. Emas, and Mario Kassar.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On October 5, 2015, Alexander Bafer, Carolco Pictures, Inc.’s then controlling shareholder, Chief Executive Officer and director (the “Seller”), entered into and closed separate and distinct Securities Purchase Agreements (the “Agreement”) with individual Purchasers. The Purchasers (individually) purchased in the aggregate from the Seller a total of 35,000,000 shares of the Company’s common stock.

On October 16, 2015, Mr. Alexander Bafer resigned his position as president and CEO of the Company.  Following a resolutions by the Board of Directors, Sam Lupowitz was appointed President, CEO and CFO of the Company. During this period the members of the Board of Directors was modified to include a Board consisting of Sam Lupowitz, Joseph I. Emas, and Mario Kassar.

Mr. Bafer's rationale behind the execution of the overall transaction was to enhance shareholder value by bringing in an investor group which included a principal investor, Mr. Sam Lupowitz, and the business model developed by Mr. Lupowitz, a model designed to bring the "Carolco" brand - associated mainly with mega-successful motion picture franchises such as "Rambo" and "Terminator" - back to its former glory while attempting to offset much of the financial risk typically associated with production.

Mr. Lupowitz gained extensive feature-length motion picture production and worldwide distribution experience first working side by side for many years with one of the world's most prolific filmmakers, the late Menahem Golan of "Golan-Globus" and The Cannon Group, Inc. ("Cannon") fame.  Cannon ultimately acquired one of Hollywood's seven major motion picture studios (Metro-Goldwyn, Mayer, Inc.) (a/k/a "MGM").  Further, Mr. Golan is credited by many for having invented "pre-sales", a term that refers to the pre-licensing of the distribution rights in and to motion pictures prior to their actual production (pursuant to Mr. Lupowitz' model, a technique the Company intends to use to offset financial risk).

Mario Kassar, co-founder of the original "Carolco" and producer of the first three installments of the "Rambo" franchise, two installments of the "Terminator" franchise, "Total Recall" and "Basic Instinct", as well as many other major motion pictures, remains as Carolco's chairman.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014
Revenue	$366,169	$374,235
Cost of goods sold	$286,147	212,425
Operating expenses	$147,907	$671,672
Loss before income tax provision and non-controlling interest	$(984,445)	$(505,504)
Net income (loss) attributable to non-controlling interest	$4,931	$11,653
Net loss attributable to Carolco Pictures’ stockholders	$(989,376)	$(517,157)

Revenues for the three months ended September 30, 2015 and 2014 remained relatively constant between the periods totaling $366,169 and $374,235, respectively. The bulk of our revenue is derived from production services, including award programming, much of which is seasonal. Revenue recognition is deferred until product is delivered and accepted by our customers. Our future revenue plan is dependent, in part, on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the three months ended September 30, 2015 were $286,147, as compared to $212,425 for the three months ended September 30, 2014. Cost of goods sold consists primarily of direct production labor and production equipment rental. These costs increased approximately $74,000 between periods. This increase was attributable primarily to production labor as the Company increased staff in anticipation of future planned production projects.

Operating expenses for the three months ended September 30, 2015 totaled $147,907, compared to $671,672 for the three months ended September 30, 2014. The decrease of approximately $524,000 was primarily attributable to a sharp drop in compensation expenses recognized between the periods.  Compensation expense recognized in the prior year reflected significant costs associated with stock based compensation expense recognized attributable to the Company’s acquisition of S&G Holdings, Inc. during the fourth quarter 2013.

The Company realized a loss before income tax provision and non-controlling interest of $984,445 for the three months ended September 30, 2015, compared to a loss before income tax provision and non-controlling interest of $505,504 for the three months ended September 30, 2014.  The sharp increase is primarily due to the significant increase in compensation expense recognized in 2014 as discussed above, being more than offset by related party interest expense recognized in 2015 of approximately $1,083,000.  The related party interest expense resulted from the issuance of convertible notes in exchanges of the existing promissory notes totaling $543,115, due the CEO which included embedded derivatives ultimately recognized in interest expense for the period.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended June 30,
	2015	2014
Revenue	$768,529	$644,887
Cost of goods sold	$623,381	$385,215
Operating expenses	$1,054,099	$2,746,520
Loss before income tax provision and non-controlling interest	$(1,946,029)	$(2,441,692)
Net loss attributable to non-controlling interest	$(17,494)	$(18,579)
Net loss attributable to Carolco Pictures’ stockholders	$(1,928,535)	$(2,393,113)

Revenues for the nine months ended September 30, 2015 totaled $768,529, as compared to $644,887 for the nine months ended September 30, 2014. The increase in revenue was due to an increase in demand for the Company’s production services, particularly in area of award presentation programming.  The Company continues to focus much of its efforts in the area of productions related to televised awards programming where it believes it has the expertise to grow in this sector. Revenue recognition is deferred until product is delivered and accepted by our customers. Our future revenue plan is, in part, dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the nine months ended September 30, 2015 totaled $623,381, as compared to $385,215 for the nine months ended September 30, 2014. Cost of goods sold consists primarily of direct production labor and production equipment rentals. These costs increased approximately $238,000 between periods. This increase was attributable in part a 19% increase in revenues and   primarily to increases in production labor as the Company increased staff in anticipation of future planned production projects.

Operating expenses for the nine months ended September 30, 2015 totaled $1,054,099, compared to $2,746,520 for the nine months ended September 30, 2014. The sharp decrease of approximately $1,692,000 was primarily attributable to a reduction in compensation paid to executives in the form of common shares and warrants in the prior period.  Compensation expenses totaled $349,525 for the nine months ended September 30, 2015, down from $2,107,540 for the same period of the preceding year, a reduction of approximately $1,759,000.

The Company has realized a loss before income tax provision and non-controlling interest of $1,946,029 for the nine months ended September 30, 2015, compared to a loss before income tax provision and non-controlling interest of $2,411,692 for the nine months ended September 30, 2014.  The decrease is primarily due to the sharp decline in compensation expense as described above being offset by increase in interest expense recognized as a result of fair value recognition given to certain convertible notes as described previously.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net Cash Used In Operating Activities	$738,690	$107,774
Net Cash Used In Investing Activities	$252,649	$51,203
Net Cash Provided by Financing Activities	$993,661	$364,452
Net Change in Cash	$2,322	$205,475

As of September 30, 2015, our assets totaled $878,026 and our liabilities totaled $2,238,708 and we had negative working capital of $1,684,086.

Pursuant to the terms of our employment agreement with Mr. Bafer, we are obligated to pay Mr. Bafer $150,000 per year. On October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses.  Prior to that time, we did not have sufficient cash flows to make the required payments under the employment agreement and therefore, accrued all unpaid salary until such time we generate revenues from operations or raise additional capital through one or more financing transactions.  Accrued salaries due Mr. Bafer totaled $125,000 and $150,000 at September 30, 2015 and December 31, 2014, respectively.

As part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment) (“S&G”) in December 2013, the Company entered into an executive employment agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as S&G’s president for an initial term of five years with an initial base salary of $144,000.  He will also be entitled to an annual bonus of up to $100,000 based on performance and a monthly car allowance of $500.  In addition, the Company awarded Mr. Fischer an option to purchase 1,491,351 shares of common stock, exercisable at $0.01 per share, which vested throughout 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2015, in connection with the audit of our annual financial statements as of December 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended September 30, 2015 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation. The consolidated financial statements of Company include the accounts of Carolco Pictures, Inc. and its majority-owned subsidiaries, York Productions, LLC, York Productions II, LLC, and S&G Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

(b)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2015, the Company sold 3,555,500 common shares for $195,165 at purchase prices ranging from $0.005 to $0.20 per share.

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

From March 2015through July 2015, the Company entered into five investor relations related consulting agreements issuing 1,776,000 shares of common stock. Under the provisions of ASC 505 and the terms of the agreements, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuances totaling $195,080, was charged to expense on the effective date of the agreements.

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

During April 2015, the Company sold 3,125 units at $0.80 per unit for a total of $2,500. Each unit consisted of one share of common stock, one Class A warrant and on Class B warrant. The warrants are exercisable for two years from issuance at $3.00 and $6.00 per share, respectively.

The foregoing securities were issued in reliance on Section 4(a) (2) and/or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in private transactions to United States residents. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

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

10.12	Promissory note dated May 6, 2015.
10.13	Promissory note dated May 12, 2015.
10.14	Promissory note dated June 22, 2015.
10.15*	Convertible promissory note. Alexander Bafer for $45,527, dated July 9, 2015
10.16*	Convertible promissory note, Alexander Bafer for $51,076 dated July 9, 2015
10.17*	Convertible promissory note, Alexander Bafer for $102,042 dated July 9, 2015
10.18*	Convertible promissory note, Alexander Bafer for $155,875 dated July 9, 2015
10.19*	Convertible promissory note, Alexander Bafer for $188,597 dated July 9, 2015
10.20*	Convertible promissory note, Vis Vires group, Inc. $52,500 dated July 10, 2015
31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*   Filed herewith.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLCO PICTURES, INC.

Date: November 16, 2015	By:	/s/ Sam Lupowitz
Sam Lupowitz
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)