Form 10-K
period 2015-12-31
CAROLCO PICTURES, INC.
filed 2016-11-22
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-55353

Carolco Pictures, Inc.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 Glades Road, Ste. 500, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 826-9307

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes [X] No

Trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $9,746,000.

The number of shares outstanding of the registrant’s common stock as of November 07, 2016 is 337,397,856.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS

FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; the risks generally associated with develop stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this annual report on Form 10-K “we”, “our”, “us”, “the Company” and “Carolco” refer to Carolco Pictures, Inc. and its subsidiary unless the context requires otherwise.

Item 1. BUSINESS

Overview

We are an award-winning feature film and television specials production company. We seek to finance, produce and distribute one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets.

Through our subsidiary that we acquired in December 2013, High Five Entertainment, we specialize in the development and presentation of quality television programming including live events and award shows.

Through our subsidiary that we acquired in July 2016, Recall Studios, we focus on Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production.

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

Business Plan, Objectives and Recent Developments

Carolco Pictures creates feature films and television entertainment content, as well as virtual reality content. We are also developing non-linear consumer based editing software.

Through our recent acquisition of Recall Studios, Carolco Pictures creates virtual reality content and is developing non-linear consumer based editing software.

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

On December 24, 2013, the Company entered into a Stock Purchase Agreement with Martin Fischer (the “SPA”), pursuant to which the Company acquired from Mr. Fischer seventy-five (75%) percent of the issued and outstanding stock (the “Shares”) of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment (“High Five”), making High Five a majority owned subsidiary of the Company. Under the terms of the SPA, the Company paid Mr. Fischer Two Hundred Ten Thousand ($210,000) Dollars at closing, made a capital contribution to High Five in the amount of One Hundred Thousand ($100,000) Dollars at closing, and agreed to make additional capital contributions of Three Hundred Sixty-Five Thousand ($365,000) Dollars to High Five over the first nine (9) months of 2014, to fund business operations. In the event the Company fails to make the required capital contributions to High Five, the Company will be required to return certain of the Shares to Mr. Fischer.

On April 29, 2015, the Company entered into an agreement (the “Agreement”) with Mario Kassar, the Chairman of the Company’s Board of Directors, pursuant to which Mr. Kassar utilized $250,000 of the Company’s funds for costs relating to the production of the film “Audition.” Pursuant to the terms of the Agreement, the Company engaged Mr. Kassar to render producing and sales services for each film in the “Rambo” franchise, “SMITE” franchise or other feature length motion picture property introduced to the Company by Mr. Kassar (each, a “Picture”) on the same terms as apply to “Audition,” except that the producing fee shall not be less than 10% of the budget of each Picture. The Company also agreed to pay Mr. Kassar 5% of the purchase price of any Carolco-produced feature length films in the “Rambo” franchise and all completed films or film libraries acquired by the Company with Mr. Kassar’s assistance and based on Mr. Kassar’s introduction to the Company of such completed films or film libraries. The terms of the Agreement also provide that the Company will pay Mr. Kassar a discretionary bonus in relation to his efforts in bringing projects and opportunities to the Company.

On October 5, 2015, Alexander Bafer, Carolco Pictures, Inc.’s then controlling shareholder, Chief Executive Officer and director, entered into and closed separate and distinct Securities Purchase Agreements (each, an “Agreement”) with individual purchasers. The purchasers (individually) purchased in the aggregate from Mr. Bafer a total of 35,000,000 shares of the Company’s common stock.

On October 14, 2015, Frank Esposito and Martin Fisher resigned as members of the Board of Directors. On October 15, 2015, Sam Lupowitz and Richard Waserstein were appointed to serve as members of the Board of Directors, and Mr. Lupowitz was appointed CEO. On October 16, 2015, Mr. Bafer resigned his position as president and CEO of the Company

On January 1, 2016, Sam Lupowitz and other shareholders, collectively representing Carolco Pictures, Inc.’s controlling shareholders, (jointly, the “Seller”), entered into and closed separate and distinct Securities Purchase Agreements (the “Agreements”) with Tarek Kirschen whereby Tarek Kirschen (individually) purchased, in the aggregate, 5,000,000 shares of the Company’s Series A Preferred Shares and a total of 30,000,000 common shares of the Company’s common stock (the “Shares”). Each share of the Series A Preferred Stock has 1,000 votes on all matters presented to the holders of Common Stock, resulting in Tarek Kirschen holding a majority of the issued and outstanding voting capital shares of the Company.

On January 1, 2016, Sam Lupowitz resigned as a member of the Board of Directors of the Company and as an officer of the Company. There were no disagreements with Sam Lupowitz as to the Company’s operations, policies, or practices. On January 1, 2016, Tarek Kirschen was appointed as a member of the Board of Directors of the Company. On January 1, 2016, Tarek Kirschen was appointed as our Chief Executive Officer and Chief Financial (Accounting) Officer.

Effective January 11, 2016, the Company increased the number of authorized shares of common stock to 5,000,000,000, and the number of shares of its preferred stock to 50,000,000, the rights and preferences of which to be determined by the Board of Directors. This action was taken in order to provide sufficient contractually required reserve shares (in material multiples of the anticipated number of shares to be converted) of common stock for certain convertible promissory notes.

On January 28, 2016, Mario Kassar resigned as a member of the Board of Directors of the Company and as an officer of the Company. On February 1, 2016, Leonard Lauren was appointed as a member of the Board of Directors of the Company.

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the Chief Executive Officer of the Company, and South Centre, Inc. (“South Centre”).

On June 22, 2016, in connection with and as required by the SPA, the Company entered into a Release and Issuance Agreement by and between Mr. Kirschen, the Company, Alexander Bafer, a former officer and shareholder of the Company, and South Centre (the “Release Agreement”). Pursuant to the Release Agreement, effective as of the closing, (i) Mr. Kirschen released all claims that he may have against the Company, Mr. Bafer and their respective related parties; and (ii) Mr. Bafer released all claims that he may have against Mr. Kirschen and his related parties. In the Release Agreement, the Company also agreed to issue to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”), and Mr. Kirschen agreed to forgive $439,000 that was owed by the Company to Mr. Kirschen. (the “Debt”).

On June 27, 2016, the transactions pursuant to the SPA and the Release Agreement closed, pursuant to which 5,000,000 shares of Series A Stock were issued to Mr. Kirschen, Chief Executive Officer and a director of the Company, and such shares of Series A Stock were subsequently sold to South Centre in exchange for the payment to Mr. Kirschen of $150,000. The sole shareholder of South Centre is David Cohen. Concurrently with this appointment, Leonard Lauren and Mr. Kirschen each resigned as a director of the Company, and Mr. Kirschen resigned all positions as an officer and employee of the Company. Effective concurrently with the closing, the Board appointed David Cohen as the Company’s Chief Executive Officer and Director.

On June 29, 2016, the Company, entered into a letter agreement with Esposito Partners, PLLC (“Esposito Partners”), pursuant to which the Company engaged Esposito Partners to provide legal services to the Company (the “Agreement”). The Agreement also provides that Frank Esposito, the Managing Member of Esposito Partners, shall be named as a Director of the Company and shall also serve as the Company’s Chief Legal Officer and Secretary.

On July 20, 2016, the Company entered into that certain Amendment to Promissory Notes (“Notes Amendment”) with Alexander Bafer, whereby the maturity date of each of our five loans from Mr. Bafer was amended to be August 1, 2017 instead of October 1, 2015. The five loans are represented by Replacement Convertible Promissory Notes (“Notes”). Pursuant to the terms of the Notes Amendment, Mr. Bafer waived any default under each of the Notes through the date of the Notes Amendment as a result of any amounts payable under the Notes not being paid as of October 1, 2015 and waived the payment of any Default Interest (as defined in the Notes) through the date of the Notes Amendment as a result of such failure of payment. No other terms of the loans changed, and we did not pay any consideration for the extension. Our outstanding balance on the loans under the Notes as of July 20, 2016 was approximately $469,000.

On July 21, 2016, the Company entered into a Redemption and Issuance Agreement (the “Redemption Agreement”) by and between the Company and South Centre, Inc., an entity owned and controlled by David Cohen, the Company’s sole director (at the time) and Chief Executive Officer. Pursuant to the Redemption Agreement, on the same date, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock (the “Series A Stock”) in exchange for the payment to South Centre of $0.0001 per share, for a total consideration of $250. The Company undertook the redemption for the purposes of obtaining the shares of Series A Stock so that such shares could be paid to certain third parties in connection with the Contribution Agreement as disclosed below. Pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”) in exchange for payment to the Company of $1,275.

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall Studios, Inc., a Nevada corporation (“Recall”), South Centre and various other shareholders of Recall (the “Recall Shareholders”). The Contribution Agreement provided that the Recall Shareholders would contribute to the Company all of the shares of Recall held by the Recall Shareholders, which would result in Recall becoming a wholly owned subsidiary of the Company. In return for the contributions by the Recall Shareholders, the Company issued to the Recall Shareholders 25,256,250 shares of Series C Stock and 2,500,000 shares of the Series A Stock, that were redeemed by the Company from South Centre, as described above. The transactions under the Contribution Agreement closed on July 25, 2016.

The Contribution Agreement provided that upon the closing of the transactions in the Contribution Agreement, the Company would enter into employment agreements with (i) Bradley Albert as President and Chief Creative Officer of the Company, (ii) Justin Morris as Chief Operating Officer of the Company and (iii) Alexander Bafer as Chief Development Officer of the Company. The Company entered into a Chairman Agreement with Alexander Bafer (the “Chairman Agreement”) on July 25, 2016, pursuant to which Mr. Bafer was named to the Board and also named Chairman of the Board. Pursuant to the Chairman Agreement, on the effective date thereof the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 25, 2016, pursuant to the Contribution Agreement, the Company issued 1,990,000 shares of Series A Stock and 25,256,250 shares of Series C Stock to the Recall Shareholders in exchange for the contribution to the Company by the Recall Shareholders (collectively) of 25,256,250 shares of common stock of Recall, and 748,334 shares of Class A Preferred Stock of Recall, collectively constituting 100% of the issued and outstanding capital stock of Recall. Pursuant to the Redemption Agreement pursuant to which South Centre returned 2,500,000 shares of the Series A Stock to the Company, on July 25, 2016, the Company issued to South Centre 12,750,000 shares of Series C Stock in exchange for payment to the Company of $1,275. At the option of the holder thereof, each share of Series C Stock is convertible into two shares of common stock of the Company (the “Common Stock”) provided that this option is not exercisable until there are sufficient shares of Common Stock authorized for the conversion of all of the Series C Stock. There is no adjustment to the conversion ratio in the event of a reverse stock split of the common stock or for any other reason.

In addition to the above, on the closing of the transaction with Recall, the Company issued 1,000,000 shares of Series C Stock to Harrison Smith (a former shareholder of Recall) and 993,750 shares of Series C Stock to Frank Esposito, an officer and director of the Company in consideration of services rendered to the Company in connection with the Contribution Agreement. Pursuant to the Employment Agreement with Mr. Bafer, on the commencement of his employment term, the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 25, 2016, the transactions pursuant to the Contribution Agreement closed, pursuant to which 1,990,000 shares of Series A Stock and 25,256,250 shares of Series C Stock were issued to the Recall Shareholders, and 1,993,750 shares of Series C Stock were issued to Mr. Smith and Mr. Esposito. On July 21, 2016, the Company amended its Articles of Incorporation to designate a new series of preferred stock, the Series C Preferred Stock (the “Series C Stock”) to be utilized in the transactions described above. 40,000,000 shares were designated as Series C Stock.

In July 2016, the Company entered into an agreement with Recall Studios, Inc., a Nevada corporation (“Recall Studios”) and various other shareholders of Recall Studios. The agreement provided that Recall Shareholders would contribute to the Company all of the shares of Recall held by the Recall Shareholders, which would result in Recall becoming a wholly owned subsidiary of the Company. Recall Studios, focuses on Virtual Reality content. Founded by business, media and entertainment industry leaders to meet growing demand for Virtual Reality (VR), and Augmented Reality (AR) content, Recall Studios is the future of new media entertainment and technology. Operating within the convergence of immersive content and software, Recall is allowing consumers to create and share interactive experiences across all platforms through its production of content and software permitting consumer based editing of non-linear content.

The Company

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

Television Production

Through our subsidiary High Five Entertainment, we specialize in the development and presentation of quality television programming including specials, pilots, live events and award shows. Founded in Los Angeles, California in 1983, High Five Entertainment’s unwavering commitment to excellence in entertainment production for more than 30 years continues to foster an impressive legacy of unsurpassed client satisfaction through collaborative creative development, meticulous planning and flawless delivery of world-class entertainment properties. High Five Entertainment generates revenue from advertising sales and distribution of content through media channels such as theatrical, home entertainment and television.

High Five Entertainment, produced television’s first ever live musical performances weaved throughout a previously recorded network television premiere. On September 24, 2014, in connection with ABC’s Nashville premieres on both the East Coast and West Coast, High Five Entertainment mixed fantasy and reality as it brought together the Nashville stars with actual country music legends, broadcasting two concerts directly from the Bluebird Café set. Receiving real life acclaim for the innovation and quality, High Five Entertainment continues its ground breaking work. The progressive mixture of live and taped footage comes immediately after High Five Entertainment produced the Americana Music Honors & Awards, another in a series of well received accomplishments.

High Five Entertainment again produced the Country Music Awards Red Carpet event for the CMT network, leading in to the 48th Annual CMA Awards. We believe High Five Entertainment will continue to produce its ground breaking and well received programming in the immediate future.

In September 2014, we acquired intellectual property rights in relation to the trademarked Carolco Pictures. The Company believes it will successfully leverage the name that brought the public noteworthy films such as the Terminator series, the Rambo Series, Basic Instinct, Total Recall and The Doors, and capitalize on this acquisition. We have been awarded intellectual property rights to the concomitant service mark for use in the United States.

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

Relocating to Nashville in the early nineties, High Five Entertainment became synonymous with the presentation of groundbreaking music television events (“The Women of Country” CBS, “This Is Garth Brooks” NBC, “At the Ryman” CMT and “The Road” Tribune Entertainment). Today, High Five continues to be one of the premiere producers of quality music-television entertainment with ongoing episodes of Opry Live quality music-television entertainment with ongoing episodes of synonymous with the presentation of groundbreaking music television events.

High Five made an extremely successful foray into the fascinating world of motorsports entertainment, producing SPEED Channel’s (soon to be Fox Sports One) top-rated series tPass Time”, a riveting, fast-paced game show for gear heads. HFE produced more than 150 episodes of the show. Also for SPEED Channel, High Five produced two seasons the popular unscripted series “Drag Race High” pitting two area high school motor-shop classes in direct head to head competition building and racing their own dragsters. HFE followed this with the series “Burnout –The Ultimate Drag Race Challenge” in Phoenix, AZ which aired on MTV2. HFE also recently produced a record-breaking PBS pledge special with Dr. Daniel Amen, iChange Your Brain, Change Your Life”, and the follow-up special “A Magnificent Mind At Any Age”.

Recall Studios

On July 21, 2016, we acquired Recall studios. Founded by business, media and entertainment industry leaders to meet growing demand for Virtual Reality (VR) and Augmented Reality (AR) content, Recall Studios operates within the convergence of immersive content and software. Recall Studios will allow consumers to create and share interactive experiences across all platforms. Combining modern business strategy with industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film virtual reality and television projects, the Company and its subsidiaries are analyzing profitability across myriad entertainment sectors. We believe that Recall Studios is the future of new media entertainment and technology.

New Media is a multi-billion-dollar industry even in its nascent form. Demand for VR and mixed media content is growing rapidly.

Experienced at developing immersive narratives and software, we believe that Recall’s team is positioned to capitalize on the absence of high quality consumer VR experiences and software. No company has emerged as the leader in either VR production or technologies that allow consumers to edit, create, and distribute interactive VR content. Recall’s competition is limited as we do not believe that there are any companies actively providing non-linear, interactive VR software/platform solutions for consumers.

Management

The business side of our management team is disciplined in financial risk mitigation techniques. Aside from the commercialization of our management team’s past successes, which cannot in themselves necessarily predict future success, we are experienced at balancing projects, budgets and growth to effectively manage risk in light of our business objectives.

We believe that we have unique access to Hollywood talent, scripts and third parties ripe for acquisition. We believe that the reputation of our management team in producing some of the most-well known, talked about and socially ingrained entertainment opens doors for us that are closed to others.

We believe we represent a new model in entertainment industry profitability. We intend to focus on growth and efficiency. Our development plan combines modern business strategy with old-fashioned industry experience. Our early acquisition, High Five Entertainment, has given us highly regarded, industry leading talent. We have matched that talent with new and existing property development. By targeting additional revenue positive entertainment projects and companies, we expect to achieve increased profitability and efficiency through scale.

Competition

We believe that our management team’s reputation, contacts and experience give us a competitive edge. However, the market for productions currently is, and is expected to continue to be, extremely competitive. Our competitors include many companies that have substantially greater financial, management, marketing resources and experience than us. There can be no assurance that our productions will be competitive with other motion pictures or television shows, or that we will be able to achieve or maintain profitability.

Employees

As of December 31, 2015, we had four full-time employees. As of October 31, 2016, we had four full-time employees.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. We maintain office space at 5550 Glades Road, Suite 516, Boca Raton, Florida 33431 under a one year rental agreement, which commenced on April 1, 2014, providing for rental payments of $700 per month. This lease is now on a month to month basis.

Item 3. Legal Proceedings.

The Company is not currently engaged in any legal proceedings, however, the Company received a letter dated April 26, 2016 from Studiocanal S.A., which claims to be the assignee of trademark rights in ce1tain marks previously registered by a company that has been defunct since 1996. The letter stated that use of the marks by the Company is likely to cause confusion, to cause mistake, or to deceive as to whether there is an affiliation or association between the Company and the defunct entity and/or Studiocanal, and requested that the Company cease and desist from use of such marks and relinquish trademark registrations obtained by the Company after judicial decision. The Company responded and discussions were held between representatives of the Company and Studiocanal. At this time, Company is not aware of any legal claim having been brought by Studiocanal.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink tier of the OTC Markets and has traded under the symbol “CRCO”. On November 11, 2016, the closing sale price for our common stock was $0.0011. Our stock has been thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2016	December 31 (1)	$.0011	$0.0011
	September 30	$0.0004	$0.0001
	June 30	$0.001	$0.0003
	March 31	$0.0087	$0.0004
2015	December 31	$.001	$0.001
	September 30	$0.28	$0.28
	June 30	$0.31	$0.26
	March 31	$0.45	$0.45
2014	December 31	$1.50	$0.20
	September 30	$4.75	$0.25
	June 30	$5.00	$0.05
	March 31	$5.00	$5.00

(1)	Reflects transactions through November 11, 2016.

As of November 11, 2016, there were approximately 116 record holders, an unknown number of additional holders whose stock is held in “street name” and 337,397,856 shares of common stock issued and outstanding.

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

Issuance of Unregistered Securities

During the year ended December 31, 2015, the Company sold 3,555,500 common shares for $195,000 at purchase prices ranging from $0.005 to $0.20 per share.

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

From March 2015 through July 2015, the Company entered into five investor relations related consulting agreements pursuant to which the Company issued an aggregate of 1,776,000 shares of common stock. Under the provisions of ASC 505 and the terms of the agreements, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuances totaling $195,000, was charged to expense on the effective date of the agreements.

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of our Board of Directors. The agreement addressed funding of the Company’s “Audition” film project and provided for the issuance of 100,000 common shares to Mr. Kassar under the terms of the agreement. Under the provisions of ASC 505 and the terms of the agreement, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.37 per share based on market price, was charged to stock-based compensation on the effective date of the agreement.

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

We are an award-winning feature film and television specials production company. We seek to finance, produce and distribute one or more television series and feature films to be licensed for exploitation in domestic and international theatrical, television, cable, home video and pay per view markets. Through our subsidiary High Five Entertainment, we specialize in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. We seek to combine modern business strategy with old-fashioned industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film and television projects.

Recent Developments

On January 1, 2016, Sam Lupowitz and other shareholders, collectively representing Carolco Pictures, Inc.’s controlling shareholders, (jointly, the “Seller”), entered into and closed separate and distinct Securities Purchase Agreements (the “Agreements”) with Tarek Kirschen whereby Tarek Kirschen (individually) purchased, in the aggregate, 5,000,000 shares of the Company’s Series A Preferred Shares and a total of 30,000,000 common shares of the Company’s common stock (the “Shares”). Each share of the Series A Preferred Stock has 1,000 votes on all matters presented to the holders of Common Stock, resulting in Tarek Kirschen holding a majority of the issued and outstanding voting capital shares of the Company.

On January 1, 2016, Sam Lupowitz resigned as a member of the Board of Directors of the Company and as an officer of the Company. There were no disagreements with Sam Lupowitz as to the Company’s operations, policies, or practices. On January 1, 2016, Tarek Kirschen was appointed as a member of the Board of Directors of the Company. On January 1, 2016, Tarek Kirschen was appointed as our Chief Executive Officer and Chief Financial (Accounting) Officer.

Effective January 11, 2016, the Company increased the number of authorized shares of common stock to 5,000,000,000 and the number of shares of its preferred stock to 50,000,000, the rights and preferences of which to be determined by the Board of Directors. This action was taken in order to provide sufficient contractually required reserve shares (in material multiples of the anticipated number of shares to be converted) of common stock for certain convertible promissory notes.

On January 28, 2016, Mario Kassar resigned as a member of the Board of Directors of the Company and as an officer of the Company. On February 1, 2016, Leonard Lauren was appointed as a member of the Board of Directors of the Company.

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the Chief Executive Officer of the Company and South Centre, Inc. (“South Centre”).

On June 22, 2016, in connection with and as required by the SPA, the Company entered into a Release and Issuance Agreement by and between Mr. Kirschen, the Company, Alexander Bafer, a former officer and shareholder of the Company, and South Centre (the “Release Agreement”). Pursuant to the Release Agreement, effective as of the closing, (i) Mr. Kirschen released all claims that he may have against the Company, Mr. Bafer and their respective related parties; and (ii) Mr. Bafer released all claims that he may have against Mr. Kirschen and his related parties. In the Release Agreement, the Company also agreed to issue to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”), and Mr. Kirschen agreed to forgive $439,000 that was owed by the Company to Mr. Kirschen (the “Debt”).

On June 27, 2016, the transactions pursuant to the SPA and the Release Agreement closed, pursuant to which 5,000,000 shares of Series A Stock were issued to Mr. Kirschen, Chief Executive Officer and a director of the Company, and such shares of Series A Stock were subsequently sold to South Centre in exchange for the payment to Mr. Kirschen of $150,000. The sole shareholder of South Centre is David Cohen. Concurrently with this appointment, Leonard Lauren and Mr. Kirschen each resigned as a director of the Company, and Mr. Kirschen resigned all positions as an officer and employee of the Company. Effective concurrently with the Closing, the Board appointed David Cohen as the Company’s Chief Executive Officer and Director.

On June 29, 2016, the Company, entered into a letter agreement with Esposito Partners, PLLC (“Esposito Partners”), pursuant to which the Company engaged Esposito Partners to provide legal services to the Company (the “Agreement”). The Agreement also provides that Frank Esposito, the Managing Member of Esposito Partners, shall be named as a Director of the Company and shall also serve as the Company’s Chief Legal Officer and Secretary.

On July 20, 2016, the Company entered into that certain Amendment to Promissory Notes (“Notes Amendment”) with Alexander Bafer, whereby the maturity date of each of our five loans from Mr. Bafer was amended to be August 1, 2017 instead of October 1, 2015. The five loans are represented by Replacement Convertible Promissory Notes (“Notes”). Pursuant to the terms of the Notes Amendment, Mr. Bafer waived any default under each of the Notes through the date of the Notes Amendment as a result of any amounts payable under the Notes not being paid as of October 1, 2015 and waived the payment of any Default Interest (as defined in the Notes) through the date of the Notes Amendment as a result of such failure of payment. No other terms of the loans changed, and we did not pay any consideration for the extension. Our outstanding balance on the loans under the Notes as of July 20, 2016 was approximately $469,000.

On July 21, 2016, the Company entered into a Redemption and Issuance Agreement (the “Redemption Agreement”) by and between the Company and South Centre, Inc., an entity owned and controlled by David Cohen, the Company’s sole director (at the time) and Chief Executive Officer. Pursuant to the Redemption Agreement, on the same date, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock (the “Series A Stock”) in exchange for the payment to South Centre of $0.0001 per share, for a total consideration of $250. The Company undertook the redemption for the purposes of obtaining the shares of Series A Stock so that such shares could be paid to certain third parties in connection with the Contribution Agreement as disclosed below. Pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”) in exchange for payment to the Company of $1,275.

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall Studios, Inc., a Nevada corporation (“Recall”), South Centre and various other shareholders of Recall (the “Recall Shareholders”). The Contribution Agreement provided that the Recall Shareholders would contribute to the Company all of the shares of Recall held by the Recall Shareholders, which would result in Recall becoming a wholly owned subsidiary of the Company. In return for the contributions by the Recall Shareholders, the Company issued to the Recall Shareholders 25,256,250 shares of Series C Stock and 2,500,000 shares of the Series A Stock, that were redeemed by the Company from South Centre, as described above. The transactions under the Contribution Agreement closed on July 25, 2016.

In July 2016, the Company raised approximately $416,000 through the issuance of 487,000 shares of Recall’s common stock. The Company and the purchasers of these common stock are currently in negotiations to convert the 487,000 shares of Recall common stock to the Company’s Series C Preferred Stock.

The Contribution Agreement provided that upon the closing of the transactions in the Contribution Agreement, the Company would enter into employment agreements with (i) Bradley Albert as President and Chief Creative Officer of the Company, (ii) Justin Morris as Chief Operating Officer of the Company and (iii) Alexander Bafer as Chief Development Officer of the Company. The Company entered into a Chairman Agreement with Alexander Bafer (the “Chairman Agreement”) on July 25, 2016, pursuant to which Mr. Bafer was named to the Board and also named Chairman of the Board. Pursuant to the Chairman Agreement, on the effective date thereof the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 25, 2016, pursuant to the Contribution Agreement, the Company issued 1,990,000 shares of Series A Stock and 25,256,250 shares of Series C Stock to the Recall Shareholders in exchange for the contribution to the Company by the Recall Shareholders (collectively) of 25,256,250 shares of common stock of Recall, and 748,334 shares of Class A Preferred Stock of Recall, collectively constituting 100% of the issued and outstanding capital stock of Recall. Pursuant to the Redemption Agreement pursuant to which South Centre returned 2,500,000 shares of the Series A Stock to the Company, on July 25, 2016, the Company issued to South Centre 12,750,000 shares of Series C Stock in exchange for payment to the Company of $1,275. At the option of the holder thereof, each share of Series C Stock is convertible into two shares of common stock of the Company (the “Common Stock”) provided that this option is not exercisable until there are sufficient shares of Common Stock authorized for the conversion of all of the Series C Stock. There is no adjustment to the conversion ratio in the event of a reverse stock split of the common stock or for any other reason.

In addition to the above, on the closing of the transaction with Recall, the Company issued 1,000,000 shares of Series C Stock to Harrison Smith (a former shareholder of Recall) and 993,750 shares of Series C Stock to Frank Esposito, an officer and director of the Company in consideration of services rendered to the Company in connection with the Contribution Agreement. Pursuant to the Employment Agreement with Mr. Bafer, on the commencement of his employment term, the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 25, 2016, the transactions pursuant to the Contribution Agreement closed, pursuant to which 1,990,000 shares of Series A Stock and 25,256,250 shares of Series C Stock were issued to the Recall Shareholders, and 1,993,750 shares of Series C Stock were issued to Mr. Smith and Mr. Esposito. On July 21, 2016, the Company amended its Articles of Incorporation to designate a new series of preferred stock, the Series C Preferred Stock (the “Series C Stock”) to be utilized in the transactions described above. 40,000,000 shares were designated as Series C Stock.

In July 2016, the Company entered into an agreement with Recall Studios, Inc., a Nevada corporation (“Recall Studios”) and various other shareholders of Recall Studios. The agreement provided that Recall Shareholders would contribute to the Company all of the shares of Recall held by the Recall Shareholders, which would result in Recall becoming a wholly owned subsidiary of the Company. Recall Studios, focuses on Virtual Reality content. Founded by business, media and entertainment industry leaders to meet growing demand for Virtual Reality (VR), and Augmented Reality (AR) content, that Recall Studios is the future of new media entertainment and technology. Operating within the convergence of immersive content and software, Recall Studios is allowing consumers to create and share interactive experiences across all platforms through its production of content and software permitting consumer based editing of non-linear content.

Subsequent to December 31, 2015, the Company issued a total of 243,540,999 shares of common stock upon conversion of convertible notes and accrued interest of approximately $104,000.

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014
Revenue	$964,141	$790,467
Cost of goods sold	$792,031	$631,326
Operating expenses	$(3,218,204)	$(2,899,574)
Net Loss from Operations before non-controlling interest	$(7,609,153)	$(2,276,941)
Net Loss attributable to non-controlling interest	$(32,008)	$(56,745)
Net Loss attributable to Carolco Pictures’ stockholders	$(7,577,145)	$(2,620,196)

Revenues for the year ended December 31, 2015 were $964,000 as compared to $790,000 for the year ended December 31, 2014. The increase in revenue was due to an increase in demand for the Company’s production services, particularly in area of award presentation programming. The Company continues to focus much of its efforts in the area of productions related to televised awards programming where it believes it has the expertise to grow in this sector. Revenue recognition is deferred until product is delivered and accepted by our customers. Our future revenue plan is, in part, dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the year ended December 31, 2015 were $792,000 as compared to $631,000 for the year ended December 31, 2014. This increase was attributable in part to a 25% increase in revenues and primarily to increases in production labor as the Company increased staff in anticipation of future planned production projects.

Operating expenses for the year ended December 31, 2015 were relatively constant at $3,218,000 compared to $2,500,000 for the year ended December 31, 2014. The change was primarily attributable to an increase in professional fees of $190,000, and an increase in general and administrative expenses of $73,000 and impairment of goodwill of $319,000. These increases were primarily offset by a decrease in compensation expenses of $263,000.

The Company has realized a net loss of $7,609,000 for the year ended December 31, 2015 compared to a net loss of $2,276,000 for the year ended December 31, 2014. The increase in net loss of approximately $5,333,000 is primarily due to the change in fair value to derivatives of $2,263,000, loss on extinguishment of debt of $1,500,000, and an impairment of goodwill of $319,000.

Liquidity and Capital Resources

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net Cash Used In Operating Activities	$(914,694)	$(412,868)
Net Cash Used in Investing Activities	$(250,000)	$(51,203)
Net Cash Provided by Financing Activities	$1,052,582	$488,836
Net Change in Cash	$(112,112)	$24,765

As of December 31, 2015, our total assets were $313,000 and our total liabilities were $5,685,000 and we had negative working capital of ($5,623,000). Our financial statements report a net loss of $7,609,000 for the year ended December 31, 2015 and a net loss of $2,677,000 for the year ended December 31, 2014.

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

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. We do not currently have any third-party financing available in the form of loans, advances, or commitments. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a stockholders’ deficit at December 31, 2015, incurred a net loss and used cash in operating activities for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include depreciable lives of property and equipment, analysis of impairments of recorded goodwill, accruals for potential liabilities, assumptions made in valuing derivative liabilities and assumptions made in valuing stock instruments issued for services.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options and warrants granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options and warrants vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option and warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2015, reporting date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

See Note 2 in the accompanying financial statements for a discussion of recently issued accounting pronouncements

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

On March 28, 2016, the Company dismissed its independent registered public accounting firm, Li & Company, P.C. (“LICO”). The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company. On March 28, 2016, the Company engaged Weinberg & Company, P.A., as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended December 31, 2015 and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended March 31, 2016.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, was not effective, primarily as a result of the fact that the Company has few employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
David Cohen	48	Chief Executive Officer and Director
Alexander Bafer	45	Chairman of the Board of Directors and Chief Development Officer
Bradley Albert	38	President, Chief Creative Officer and Director
Justin Morris	38	Chief Operating Officer and Director

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

David Cohen. Mr. Cohen was appointed as Chief Executive Officer and a Director of the Company in June 2016. Prior to joining the Company, Mr. Cohen was a Director of Investment Banking at Newbridge Securities Corporation from January 2015 through January 2016, and was the Director of Investment at National Securities Corp from June 2013 through December 2014, where he led the underwriting efforts for myriad NASDAQ and NYSE listed public companies. Prior to working with these investment banks, Mr. Cohen founded a private equity firm, Beachwood Capital LLC since January 2011 based in North Palm Beach, Florida. That Firm’s successful philosophy focused on achieving high compounding risk-adjusted returns through investments in securities approaching an inflection point as informed by proprietary macro and microeconomic analyses. Those investments included public equity and debt securities, equity derivatives and select direct investments in private companies. The firm deployed capital through multi-year investments with innovative companies that were both under followed by research analysts and inefficiently priced by the investment community. Preceding his ownership in the aforementioned private equity firm, Mr. Cohen was the Founder, President, Chief Executive Officer and Director of a publicly traded company. During his leadership, Mr. Cohen executed a successful roll-up strategy within his industry, oversaw day-to-day management, led mergers, acquisitions and divestitures, employed junior management to oversee 40 employees and provided an informed voice to the Wall Street investment community. His 20 years of expertise in the securities markets includes all facets of public company management, corporate finance and corporate consulting for publicly-traded companies. As an advisor for various investment banking firms and brokerages, Mr. Cohen has specialized in the small and lower-middle market sectors, arranging financings in the public and private equity markets for emerging companies in a variety of industries. Mr. Cohen holds a Bachelor of Arts degree from Pace University in New York City.

Alexander Bafer. Mr. Bafer is our Chief Development Officer, a Director and Chairman of the Board of Directors of the Company. Mr. Bafer is a seasoned executive and an established entrepreneur, having generated tens of millions of dollars in revenue for companies during his career. Mr. Bafer has successfully led the organization and development of numerous startup companies, and achieved many successful exits. The Company is the latest success story for Mr. Bafer. During the 5 years under his direction, the Company (formerly known as Brick Top Productions) went public, acquired an Emmy award-winning production company that was generating substantial revenue, and acquired the rights to the name and service mark of “Carolco Pictures”, which belonged to a now defunct but famous Academy Award winning studio behind blockbuster films Terminator 2 & 3, The Rambo Series, Total Recall, and Basic Instinct, just to name a few of the 36 films produced by the famous studio that earned it 16 Academy Award nominations and 6 Academy Award wins. Mr. Bafer’s vision was to rebrand the Company as the new “Carolco Pictures” and reunite the powerhouse name with the famous studio’s original founder and CEO, Mario Kassar. Mr. Bafer was successful, bringing Mr. Kassar on board as the Company’s Chief Development Executive and also as Chairman of the Board from February 2015 through January 2016. This ultimately resulted in the October 2015 sale of Mr. Bafer’s majority interest of the Company for a significant multiple. When new management of the Company asked him to come back to assist in leading the Company back to prominence, Mr. Bafer agreed. Prior to his work with the Company, Mr. Bafer was an equity partner with Guaranteed Mortgage Bankers, where he was responsible for managing and training 75 sales agents throughout 6 multi state offices. During his 4-year tenure at Guaranteed Mortgage, before selling his equity interest, his efforts resulted in a cumulative revenue increase for the company of more than 300%. Mr. Bafer’s business management and financial acumen were apparent even early on in his career and have permeated throughout it ever since. After graduating in the top 4% of his St. John’s University class, Mr. Bafer moved on to help manage a $500 million portfolio at Merrill Lynch in New York City. He then assumed a position as senior account executive with Preferred Securities Group in Boca Raton, Florida, where he was quickly promoted to President and Managing Director responsible for overseeing the firm’s three trading offices, 50 registered representatives and numerous support personnel. From there he accepted an equity position as a fund manager where he was involved in all aspects of building, organizing and managing a hedge fund. Throughout his career, Mr. Bafer has been involved with Investment Management of America, a venture capital firm and incubator, where he has been instrumental in raising capital for numerous prominent start-up ventures. Mr. Bafer has proven to be a successful asset to the management and support teams of several startups and continues to utilize his successes and proven experience in business development to assist others in organizing and developing their business’s from any stage, whether it be a startup or a developed company in need of capital, expansion, guidance or ultimately an exit.

Bradley Albert. Mr. Albert was appointed as President, Chief Creative Officer, and a Director of the Company in June 2016 Prior to joining Recall Studios, Mr. Albert served as President of Synapps since 2010. He led his team to become the first VR company to film a US President in virtual reality and premiered a groundbreaking VR experience at 2016’s TriBeCA Film Festival. Mr. Albert was a marketing executive for over a decade and has developed strategies for some of the most successful companies in the world including Proctor & Gamble, Tyson Foods, Kia and Puma. From Lotus to Ludacris he helped shape the language of modern brand identity. In 2008, Brad founded SynApps Media at the inception of the Mobile App boom and created award winning UI/UX experiences across all mobile platforms. He also worked as an executive producer at Roadside Entertainment where he was a producer for the ESPY awards and a multitude of commercials and documentaries. Mr. Albert graduated with a degree in Organizational Behavior and Management from Brown University.

Justin Morris. Mr. Morris has served as our Chief Operating Officer and a Director of the Company since June 2016 Prior to joining Recall Studios, Mr. Morris served as Chief Executive Officer of Synapps since 2010. Mr. Morris is a technology and multi-media veteran with a unique insight into the obstacles facing Virtual Reality and media convergence today. Over the course of his career, Mr. Morris has directed and produced content for industry giants FOX, NBC, The Discovery Channel, SPIKE and E!. He has designed user experiences for a wide range of mediums including immersive content, mobile games, apps and websites. Prior to joining Recall Studios, Mr. Morris served as CEO of SynappsVR, a next generation content company that has pioneered the Virtual Reality landscape. Earlier in his career, Mr. Morris joined FTI Consulting where he helped facilitate deals and restructure over $40 billion of assets for various clients including GM, Lehman Brothers Creditors, the Government of Ireland, TD Bank and Citi. Seeking to broaden his horizons, he founded SynApps Media, a mobile app development firm that worked with clients ranging from AXA insurance to the WNBA’s Washington Mystics. Mr. Morris holds a degree in computer science from Brown University where he worked with the school’s Virtual Reality Lab called The Cave. Mr. Morris also holds a Masters degree in Real Estate Finance from NYU.

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

As of December 31, 2015, the Company had the following Committees of our Board of Directors:

1.	Nomination Committee

Alexander Bafer, Chairman Frank Esposito

2.	Audit Committee

Alexander Bafer, Chairman Frank Esposito

3.	Compensation Committee

Alexander Bafer, Chairman Frank Esposito

4.	Corporate Governance Committee

Alexander Bafer, Chairman Frank Esposito

Our board currently consists of Messrs. Bafer (Chair), Cohen, Albert and Morris. We do not currently have any board committees.

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

Director Compensation

In 2015, we granted each of our then-non-employee directors (Messrs. Goodman, Ortiz and Leitch) and Mr. Esposito 50,000 shares of our unregistered common stock and agreed to issue each of these directors an additional 50,000 shares on each anniversary of their appointment as compensation for their services as a director of our company. Certain directors who were employees during 2015 (Messrs. Bafer and Fischer) are not paid for board service in addition to their regular compensation.

As compensation for serving as our Chairman of the Board of Directors in 2015, we granted Mr. Kassar 500,000 shares of our unregistered shares of common stock and the option to purchase all or any part of 400,000 shares of common stock at an exercise price of $1.00 per share, exercisable until 10 years after the effective date of his appointment. We also assumed an obligation to pay Mr. Kassar $300,000, as amended, to cover taxes with respect to compensation paid to him as Chairman. In addition, we agreed to reimburse Mr. Kassar for all business expenses incurred or paid by him in the performance of his duties on behalf of the Company including, without limitation, all required travel and lodging expenses. We also agreed to indemnify Mr. Kassar against any and all losses, liabilities, damages, expenses (including outside attorneys’ fees), judgments, fines and amounts incurred by Mr. Kassar in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of the Company, by reason of any act or omission to act in connection with the performance of his duties under the agreement to the fullest extent that we are permitted to indemnify him under our Articles of Incorporation in effect as of the date of his appointment and applicable law. During the term of this agreement, we are required to obtain and maintain Directors and Officers Insurance in a form acceptable to Mr. Kassar naming him as an additional named insured. Further, provided that Mr. Kassar has neither voluntarily resigned nor been terminated under the terms of the agreement, the majority shareholders who are a party to the agreement agreed to vote all their shares in the Company over which they have voting control and agreed to promptly take all other necessary or desirable actions within their control (including in their capacity as shareholder, director, member of a board committee or officer of the Company or otherwise, and whether at a regular or special meeting or by written consent in lieu of a meeting) to reelect Mr. Kassar as Chairman of Board of the Company.

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

Effective as of July 14, 2014, we agreed to pay Frank Esposito’s law firm a base retainer of $5,000 per month for legal services provided to us. Mr. Esposito ceased to be a member of our board of directors in October 2015.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2015, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein: each of Messrs. Bafer, Esposito, Leitch, Kassar and Goodman failed to file timely his Form 3, and Mr. Bafer failed to file timely one Form 4 with respect to one transaction and one Form 4 with respect to seven transactions.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

2015 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Bafer,	2015	0	0	0	0	0	0	0	0
CEO, CFO, & Director	2014	0	0	0	0	0	0	0	0

Employment Agreements

On July 25, 2016, we entered into an employment agreement with Alexander Bafer under which he agreed to serve as our Chairman of the Board, and Chief Development Officer. The agreement provides for a base salary of $0 per year and a will be eligible to receive a bonus, payable in Employer’s sole discretion. The amount of Executive’s compensation shall be reviewed periodically, and at minimum shall be reviewed annually. It may be increased at the sole discretion of the Board or its Compensation Committee, if any, provided, however, that, consistent with the renewal provisions contained in Article 1.1, supra, such compensation shall, after the initial Term, be placed before the Board or the Compensation Committee, if any, for a requested increase to cover cost of living expenses upon subsequent renewals of this Agreement. Employer shall provide Executive with standard benefits ordinarily granted to an executive in Executive’s position and ordinarily associated with the custom and practice of the industry, if any. Employer shall pay, or reimburse Executive, for all ordinary, reasonable and necessary expenses which Executive incurs in performing Executive’s duties under this Agreement including, but not limited to, travel, entertainment, professional dues and subscriptions, and all dues, fees and expenses associated with membership in various professional, business and civic associations and societies of which Executive’s participation is in the best interest of Employer. While employed by Employer, Executive shall be allowed to participate, on the same basis generally as other Executives of Employer, in all general Executive benefit plans and programs, Executive’s employment with Employer shall be terminated (i) upon the death of Executive; (ii) for Cause, as defined in Section 3.3; or (iii) upon Executive’s permanent disability (permanent disability being defined as Executive’s physical or mental incapacity to perform his usual duties as an Executive with such condition likely to remain continuously for more than three months, provided, however, that in such event, Executive’s employment shall be continued hereunder for a period of not less than one year from the date of such disability, but not beyond the end of the Term, with Executive’s base salary during such period to be reduced by any Employer-financed disability benefits. If Executive’s employment is terminated by reason of the death of Executive or permanent disability of Executive (as defined in Section 3.1), all future compensation to which Executive is otherwise entitled and all future benefits for which Executive is eligible shall become due and payable as of the date of termination. Executive, or his estate in the case of Executive’s death, shall be entitled to Executive’s pro rata salary through the date of such termination and shall be entitled to any individual bonuses or individual incentive compensation not yet paid but due under Employer’s plans but shall not be entitled to any other payments by or on behalf of Employer except for those which may be payable pursuant to the terms of Employer’s Executive benefit plans or by virtue of Executive’s ownership of Employer’s stock which shall remain unaffected by the termination of Executive’s employment. The Company shall have the right to terminate Executive’s employment under this Agreement at any time for Cause, which termination shall be effective immediately. As part of the consideration for the compensation and benefits to be paid to Executive hereunder, and as an additional incentive for Employer to enter into this Agreement, Employer and Executive agree to the non-competition provisions of this Article 5. Executive agrees that during the period of Executive’s non-competition obligations hereunder (twelve months), Executive will not, directly or indirectly for Executive or for others, in any geographic area or market where Employer or any of their affiliated companies are conducting any business (other than de minimis business operations) as of the date of termination of the employment relationship or have during the previous twelve months conducted any business (other than de minimis business operations): (i) engage in any business directly competitive with any business (other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; (ii) render advice or services to, or otherwise assist, any other person, association, or entity who is engaged, directly or indirectly, in any business directly competitive with any business(other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; or (iii) induce any Executive of Employer or any of its affiliates (other than Executive’s personal secretary or administrative assistant) to terminate his employment with Employer, or its affiliates, or hire or assist in the hiring of any such induced Executive by any person, association, or entity not affiliated with Employer. These non-competition obligations shall extend until two years after termination of the employment relationship between Employer and Executive.

On July 25, 2016, we entered into an employment agreement with Bradly Albert under which he agreed to serve as our President, Chief Creative Officer, and Director. The employment agreement provides for a one year term, which automatically renews unless the other party gives a termination notice. The agreement provides for a base salary of $65,000 per year. Executive’s employment with Employer shall be terminated (i) upon the death of Executive; (ii) for Cause, as defined in Section 3.3; or (iii) upon Executive’s permanent disability (permanent disability being defined as Executive’s physical or mental incapacity to perform his usual duties as an Executive with such condition likely to remain continuously for more than three months. As part of the consideration for the compensation and benefits to be paid to Executive hereunder, and as an additional incentive for Employer to enter into this Agreement, Employer and Executive agree to the non-competition provisions of this Article 5. Executive agrees that during the period of Executive’s non-competition obligations hereunder (twelve months), Executive will not, directly or indirectly for Executive or for others, in any geographic area or market where Employer or any of their affiliated companies are conducting any business (other than de minimis business operations) as of the date of termination of the employment relationship or have during the previous twelve months conducted any business (other than de minimis business operations): (i) engage in any business directly competitive with any business (other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; (ii) render advice or services to, or otherwise assist, any other person, association, or entity who is engaged, directly or indirectly, in any business directly competitive with any business(other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; or (iii) induce any Executive of Employer or any of its affiliates (other than Executive’s personal secretary or administrative assistant) to terminate his employment with Employer, or its affiliates, or hire or assist in the hiring of any such induced Executive by any person, association, or entity not affiliated with Employer. These non-competition obligations shall extend until two years after termination of the employment relationship between Employer and Executive.

On July 25, 2016, we entered into an employment agreement with Justin Morris under which he agreed to serve as our Chief Operating Officer, and Director. The employment agreement provides for a one year term, which automatically renews unless the other party gives a termination notice. The agreement provides for a base salary of $65,000 per year. Executive’s employment with Employer shall be terminated (i) upon the death of Executive; (ii) for Cause, as defined in Section 3.3; or (iii) upon Executive’s permanent disability (permanent disability being defined as Executive’s physical or mental incapacity to perform his usual duties as an Executive with such condition likely to remain continuously for more than three months. As part of the consideration for the compensation and benefits to be paid to Executive hereunder, and as an additional incentive for Employer to enter into this Agreement, Employer and Executive agree to the non-competition provisions of this Article 5. Executive agrees that during the period of Executive’s non-competition obligations hereunder (twelve months), Executive will not, directly or indirectly for Executive or for others, in any geographic area or market where Employer or any of their affiliated companies are conducting any business (other than de minimis business operations) as of the date of termination of the employment relationship or have during the previous twelve months conducted any business (other than de minimis business operations): (i) engage in any business directly competitive with any business (other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; (ii) render advice or services to, or otherwise assist, any other person, association, or entity who is engaged, directly or indirectly, in any business directly competitive with any business(other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; or (iii) induce any Executive of Employer or any of its affiliates (other than Executive’s personal secretary or administrative assistant) to terminate his employment with Employer, or its affiliates, or hire or assist in the hiring of any such induced Executive by any person, association, or entity not affiliated with Employer. These non-competition obligations shall extend until two years after termination of the employment relationship between Employer and Executive.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At November 11, 2016 we had 339,397,856 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of November 11, 2016 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 5550 Glades Road, Suite 500, Boca Raton, Florida 33431. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class

Alexander Bafer	4,374,442,800	(1)	92.9%
David Cohen	25,500,000	(2)	*
Bradley Albert	12,031,250	(3)	*
Justin Morris	12,031,250	(4)	*

All directors and executive officers as a group (4 persons)	4,424,005,300	(1)(2)(3)(4)	93.0%

* Less than 1%

(1)	Mr. Bafer, our Chairman of the Board and Chief Development Officer holds 5,290,000 shares of common stock, 2,500,000 Series A Preferred shares (50% of this class) of which 1,990,000 are held in the name of Brick Top Holdings, Inc., a company owned and controlled by Mr. Bafer and 510,000 shares held in his name. The Series A Preferred shares are not convertible into common shares and carry voting rights of 100 votes per share held. Mr. Bafer also holds 12,750,000 shares (33.7% of this class) of Series C Preferred stock which are convertible into two (2) common shares for each Series C Preferred share held. Beneficial ownership also reflect shares obtainable through the conversion of a convertible note payable to Mr. Bafer with a principal balance of approximately $434,000 at $0.0001 per share totaling 4,343,652,800 potential common shares.

(2)	Mr. Cohen, our Chief Executive Officer, and a Director. He holds 2,500,000 Series A preferred shares (50% of this class) which are not convertible into common shares and carry voting rights of 100 votes per share held. Mr. Cohen also holds 12,750,000 shares (33.7% of this class) of Series C Preferred stock which are convertible into two (2) common shares for each Series C preferred share held.

(3)	Mr. Albert serves as our Chief Creative Officer and a Director. He holds 6,015,625 shares of Series C Preferred stock (15.9% of this class) convertible into common shares at a ratio of two (2) common shares for each Series C Preferred share held.

(4)	Mr. Morris serves as our Chief Operating Officer and a Director. He holds 6,015,625 shares of Series C Preferred stock (15.9% of this class) convertible into common shares at a ratio of two (2) common shares for each Series C Preferred share held.

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

Item 14. Principal Accountant Fees and Services.

The following table shows what Li & Company, PC billed for the audit and other services for the years ended December 31, 2015 and 2014.

	Year Ended 12/31/1 5	Year Ended 12/31/14
Audit Fees	$51,510	$45,355
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$51,510	$45,355

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description

3.1(a)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(b)	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(c)	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2014 (Incorporated by reference to Exhibit 3.1(III) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed with the SEC on March 31, 2015).

3.1(d)	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2015).

3.1(e)	Amended Articles of Incorporation of Carolco Pictures, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

3.1(f)	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(g)	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(h)	Certificate of Designation of Series C Preferred Stock of the Company, effective as of July 21, 2016 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

3.2(a)	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.2(b)	Bylaws, as amended on June 22, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.2(c)	Bylaws of the Company, as amended on July 20, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.1+	2014 Incentive Stock Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).

10.2+	Employment Agreement with Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011)

10.3	Production Services Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.4	Operating Agreement to York Productions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.5	Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.6+	Executive Employment Agreement between S&G Holdings, Inc. and Martin Fischer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.7+	Brick Top Chief Development Executive Services Agreement between Brick Top Productions, Inc. and Mario Kassar dated November 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2014).

10.8+	Brick Top Productions Executive Services Agreement between Brick Top Productions, Inc. and Harrison Smith and Felissa Rose dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2014).

10.9	Debt Conversion Agreement dated as of December 29, 2014 between Brick Top Productions, Inc. and Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014).

10.10+	Agreement for Chairman of Board of Directors among Carolco Pictures, Inc., certain shareholders of the Company and Mario Kassar dated as of February 13, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.11+	Agreement dated April 29, 2015, by and between Carolco Pictures, Inc. and Mario Kassar (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015).

10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2015).

10.13	Convertible promissory note in favor of Alexander Bafer for $45,527, dated July 9, 2015 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.14	Convertible promissory note in favor of Alexander Bafer for $51,076 dated July 9, 2015 (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.15	Convertible promissory note in favor of Alexander Bafer for $102,042 dated July 9, 2015 (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.16	Convertible promissory note in favor of Alexander Bafer for $155,875 dated July 9, 2015 (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.17	Convertible promissory note in favor of Alexander Bafer for $188,597 dated July 9, 2015 (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.18	Convertible promissory note in favor of Vis Vires Group, Inc. $52,500 dated July 10, 2015 (Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.19	Stock Purchase Agreement, dated as of June 22, 2016 by and between Tarek Kirschen, South Centre, Inc. and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.20	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2016, by and between Tarek Kirschen, South Centre, Inc. and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.21	Release and Issuance Agreement, dated as of June 22, 2016, by and between Tarek Kirschen, South Centre, Inc., Alexander Bafer and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.22	Letter Agreement between Carolco Pictures, Inc. and Esposito Partners, PLLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.23	Redemption Agreement, dated as of July 21, 2016, by and between South Centre, Inc. and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.24	Contribution Agreement, dated as of July 25, 2016, by and between the Company and the other parties thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.25+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Bradley Albert (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.26+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Justin Morris (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.27+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.28+	Chairman Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

21.1	Subsidiaries of the Registrant (Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011).

31.1	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLCO PICTURES, INC.

Dated: November 22, 2016	By:	/s/ David Cohen
David Cohen
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Cohen as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Cohen	Chief Executive Officer, and Director (principal executive officer,	November 22, 2016
David Cohen	principal financial officer and principal accounting officer)

/s/ Alexander Bafer	Chairman of the Board and Chief Development Officer	November 22, 2016
Alexander Bafer

/s/ Bradley Albert	President, Chief Creative Officer and Director	November 22, 2016
Bradley Albert

/s/ Justin Morris	Chief Operating Officer and Director	November 22, 2016
Justin Morris

Carolco Pictures, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carolco Pictures Inc.

We have audited the accompanying consolidated balance sheets of Carolco Pictures Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the related consolidated statements of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders’ deficit at December 31, 2015 and incurred a net loss and used cash in operating activities for the year then ended which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
November 22, 2016

Carolco Pictures Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$48,265	$160,377
Accounts receivable	-	11,248
Prepaid expenses and other current assets	13,415	55,380

Total current assets	61,680	227,005

Property and equipment, net of accumulated depreciation of $10,556 and $9,697, respectively	1,660	2,520

Deposits on project paid to related party	250,000	-

Goodwill	-	319,237

Total assets	$313,340	$548,762

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$22,673	$17,328
Accrued interest (including interest to related party of $41,767 and $0, respectively)	64,549	7,292
Accrued payroll	125,000	150,000
Deferred revenue	-	63,699
Advances from related parties	30,567	110,847
Notes payable	43,687	20,340
Convertible notes payable, net of unamortized debt discount of $78,666	182,491	-
Convertible notes payable-related party	543,115	150,300
Derivative liability	4,672,617	-

Total current liabilities	5,684,699	519,806

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock: $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized; 93,856,857 and 54,239,500 shares issued and outstanding, respectively	9,396	5,424
Additional paid-in capital	6,369,043	4,172,192
Common stock receivable	-	(8,015)
Accumulated deficit	(11,593,864)	(4,016,719)

Total Stockholders’ Equity (Deficit)	(5,215,425)	152,882

Non-Controlling Interest in Subsidiaries	(155,934)	(123,926)

Total Stockholder’s Equity (Deficit)	(5,371,359)	28,956

Total Liabilities and Stockholders’ Equity (Deficit)	$313,340	$548,762

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Consolidated Statements of Operations

	For the Year’s Ended
	December 31, 2015	December 31, 2014

Revenue	$964,141	$790,467

Cost of goods sold	792,031	631,326

Gross Profit	172,110	159,141

Operating expenses
Compensation	1,880,378	2,143,742
Professional fees	771,400	181,375
General and administrative	247,189	174,457
Impairment of goodwill	319,237	-

Total operating expenses	3,218,204	2,499,574

Loss from operations	(3,046,094)	(2,340,433)

Other (income) expense
Interest expense (including interest to related party of $47,517 and $0, respectively)	340,717	13,849
Financing cost	529,724	-
Change in fair value of derivative liability	2,262,774	-
Gain on extinguishment of derivative liability	(76,015)	-
Loss on extinguishment of debt	1,499,918	-
Bad debt recovery	-	(75,000)
Other (income) expense	5,941	(2,341)

Other (income) expense, net	4,563,059	(63,492)

Net loss
Loss before non-controlling interest	(7,609,153)	(2,276,941)

Loss attributable to non-controlling interest	(32,008)	(56,745)

Net loss attributable to Carolco Pictures, Inc.	$(7,577,145)	$(2,220,196)

Net loss per common share - basic and diluted	$(0.13)	$(0.08)

Weighted Average Common Shares Outstanding - basic and diluted	61,205,419	31,223,345

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2015 and 2014

	Common Shares,
	$.0001 Par Value Per Share		Additional	Common		Non	Total
	Shares		Paid-In	Stock	Accumulated	Controlling	Equity
	Issued	Amount	Capital	Receivable	Deficit	Interest	(Deficit)

Balance, December 31, 2013, as reported	30,114,500	$3,021	$1,491,349	$-	$(1,396,523)	$(67,181)	$68,161

Adjustment to recognize the fair value of common stock issued for services	400,000	40	399,960	-	(400,000)	-	-

Balance, December 31, 2013, as adjusted	30,514,500	3,061	1,891,309		(1,796,523)	(67,181)	68,161

Common stock issued for cash	3,325,000	323	205,178	(8,015)			197,496

Fair value of common stock issued for services	400,000	40	387,465				387,505

Amortization of common stock issued for employee services			37,505				37,505

Fair value of warrant issued for employee services			1,476,735				1,476,735

Common stock issued on conversion of note payable	20,000,000	2,000	98,000				100,000

Capital contribution by shareholder			76,000				76,000

Net loss					(2,220,196)	(56,745)	(2,276,941)
Balance December 31, 2014	54,239,500	5,424	4,172,192	(8,015)	(4,016,719)	(123,926)	28,956

Common stock issued for cash	3,836,125	384	190,866				191,250

Common stock issued for non-employee services	1,776,000	188	1,040,051				1,040,239

Fair value of warrant issued for employee services			900,000				900,000

Common stock issued in convertible notes payable	34,005,232	3,400	65,934				69,334

Reduction in subscription receivable				8,015			8,015

Net loss					(7,577,145)	(32,008)	(7,609,153)

Balance December 31, 2015	93,856,857	$9,396	$6,369,043	$-	$(11,593,864)	$(155,934)	$(5,371,359)

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss before non-controlling interest	$(7,609,153)	$(2,276,941)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	2,262,774	-
Extinguishment of derivative liability	(76,015)	-
Amortization of debt discount	256,830	-
Financing cost	530,966
Loss on extinguishment of debt	1,499,918	-
Impairment of goodwill	319,237	-
Depreciation expense	859	3,140
Stock compensation	1,940,239	1,864,240
Changes in operating assets and liabilities:
Accounts receivable	11,248	(11,248)
Prepayments and other assets	41,965	(38,882)
Accounts payable	5,345	(75,168)
Accrued interest	70,072	7,292
Accrued payroll – related party	(25,000)	1,000
Deferred revenues	(63,699)	-
Advances from related party	(80,280)	50,000
Accrued expenses and other current liabilities	-	63,699

Net cash used in operating activities	(914,694)	(412,868)

Cash flows from investing activities:
Deposit on project paid to related party	(250,000)	(50,000)
Purchase of computer equipment	-	(1,203)
Acquisition payable	-	-
Net cash used in investing activities	(250,000)	(51,203)

Cash flows from financing activities:
Proceeds from note payable	23,347	20,000
Proceeds from issuance of convertible notes payable	305,470	-
Repayment of convertible notes payable	(5,000)	-
Proceeds from issuance of common stock	340,750	197,496
Repayments of note payable	-	(54,960)
Proceeds from note payable - related party	405,000	361,300
Repayment for note payable - related party	(25,000)	(111,000)
Collection of common stock receivable	8,015	-
Contribution to capital	-	76,000

Net cash provided by financing activities	1,052,582	488,836

Net change in cash	(112,112)	24,765

Cash at beginning of the period	160,377	135,612

Cash at end of the period	$48,265	$160,377

Supplemental disclosure of cash flows information:
Interest paid	$5,569	$2,722
Income tax paid	$-	$-

Non-cash financing and investing activities:
Conversion of accrued interest – related party to convertible notes payable – related party	$12,815	$-
Conversion of convertible notes payable to shares of common stock	$69,335	$-
Derivative liability accounted as convertible debt discount	$305,474	$-
Derivative liability accounted as reduction to paid in capital	$149,500	$-
Finder fee settled in shares of common stock	$-	$400,000
Issuance of common stock for conversion of notes payable	$-	$100,000
Minority share of losses of subsidiary	$32,008	$56,745

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Notes to the Consolidated Financial Statements

 December 31, 2015 and 2014

Note 1 - Organization and Operations

Carolco Pictures, Inc. (formerly “Brick Top Productions, Inc.” or the “Company”) was incorporated under the laws of the State of Florida on in February 2009 under the name “York Entertainment, Inc.” The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, in January 2015, the Company changed its stock symbol from “BTOP” to “CRCO.”

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $5,371,359 at December 31, 2015, and incurred a net loss of $7,609,153, and utilized net cash used in operating activities $914,694 for the year then ended. In addition, at December 31, 2015, $543,115 of convertible notes payable – related party matured and were in default and as a result, $261,157 of convertible notes were also deemed in default due to a cross-default provision of the note. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand and raising capital through proceeds from the sale of common stock subscriptions will be sufficient to continue operations through the year ended December 31, 2016. Subsequent to the year ended December 31, 2015, the Company raised approximately $416,000 through the issuance of 487,000 shares of common stock. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include depreciable lives of property and equipment, analysis of impairments of recorded goodwill, accruals for potential liabilities, assumptions made in valuing derivative liabilities and assumptions made in valuing stock instruments issued for services.

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

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

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. All inter-company balances and transactions have been eliminated.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other assets, accounts payable and accrued payroll, approximate their fair values because of the short maturity of these instruments. The carrying values of notes payable and convertible notes approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The carrying amount of the Company’s derivative liability of $4,672,617 was based on Level 2 measurements.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairment for its property and equipment.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. In accordance with the guidance of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives is not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Based upon our impairment test as of December 31, 2015, the Company determined that its recorded goodwill of $319,237 was entirely impaired.

Concentrations

During the year ended December 31, 2015, the Company had four customers that accounted for 24%, 18%, 16% and 15% of sales respectively.

During the year ended December 31, 2014, the Company had three customers that accounted for 47%, 27%, and 19% of sales respectively.

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

Revenue Recognition

The Company specializes in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. The Company recognizes revenue from its live events and award show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenues from the sale of programming for television and other media will be recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; (iii) the price to the customer is fixed and determinable; and (iv) collectability is reasonably assured.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options and warrants granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options and warrants vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option and warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Deposit for Film Project to Related Party

Deposit for film project include capitalizable production costs, production overhead, interest, development costs and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

At December 31, 2015 and 2014 the Company had 2,952,600 and 1,491,350 warrants outstanding, respectively, which were excluded from the loss per share calculation as they were anti-dilutive.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2015, reporting date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Income Tax Provision

The Company follows the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 - Acquisition of S&G Holdings, Inc.

S&G Holdings, Inc., doing business as High Five Entertainment (“S&G”), was organized under the laws of the State of Tennessee in January 2005. High Five Entertainment is an entertainment production company based in Nashville, Tennessee specializing in the development and presentation of television programming including series, specials, pilots, live events and award shows.

On December 24, 2013, the Company acquired 75% of the issued and outstanding shares of common stock of S&G for $235,000. The acquisition was accounted for using the purchase method of accounting by allocating the purchase price to the fair value of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill. The purchase price has been allocated to the assets and liabilities as follows:

Total assets acquired	$42,457
Goodwill	319,237
Total liabilities assumed	(126,694)
Acquisition price	$235,000

At December 31, 2015, the Company completed its annual impairment test of goodwill, and determined that such goodwill was impaired, and recognized an impairment expense of $319,237. The Company determined there were no such impairment at December 31, 2014 due to the early stages of S&G operations subsequent to the Company’s acquisition.

Note 4 – Deposit for Film Project Paid to Related Party

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, who at the time was the Chairman of the Company. Pursuant to the agreement, the Company provided $250,000 in funding to a company managed by Mr. Kassar for the production of a film initially titled “Audition”

Pursuant to the terms of the Agreement, the Company engaged Mr. Kassar to render producing and sales services for each film in the “Rambo” franchise, “SMITE” franchise or other feature length motion picture property introduced to the Company by Mr. Kassar (each, a “Picture”) on the same terms as apply to “Audition,” except that the producing fee shall not be less than 10% of the budget of each Picture. The Company also agreed to pay Mr. Kassar 5% of the purchase price of any Carolco-produced feature length films in the “Rambo” franchise and all completed films or film libraries acquired by the Company with Mr. Kassar’s assistance and based on Mr. Kassar’s introduction to the Company of such completed films or film libraries. The terms of the Agreement also provide that the Company will pay Mr. Kassar a discretionary bonus in relation to his efforts in bringing projects and opportunities to the Company.

As of December 31, 2015, the project was still in pre-production stage. The Company determined there were no such impairment of the deposit at December 31, 2015 due to the early stages of the film production.

Note 5 –Note Payable

In 2014, the Company executed note payables with two financial institutions wherein the Company can make advances in the aggregate of up to $125,000. The note payables are secured by the Company’ assets, bear an average interest rate of 5% per annum and will mature in May and April of each year or anniversary. As of December 31, 2014, total outstanding note payable amounted to $20,340.

During the year ended December 31, 2015, the Company was advanced a total of $106,325 under these notes, and paid $82,978. As of December 31, 2015, outstanding balance of the note amounted $43,687.

Note 6- Convertible Notes Payable in Default

Convertible notes payable consist of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
(a) St. George	$55,501	$-
(b) Vis Vires	78,360	-
(c) Auctus Find	85,966	-
(d) Vis Vires	41,330	-

Total Notes	261,157	-
Less Debt Discount	(78,666)	-

Net Balance	$182,491	$-

(a) On May 6, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $91,242 to St. George Investments, LLC (the “Lender”). The note bears interest at 10% per annum and matures eleven months from the effective date of the agreement. Under the terms of the note, there was an original issue discount (“OID”) of $8,000 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction are being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note. During the year, the Company paid $5,000 of the principal due, and $30,741 of principal was converted into 6,527,297 shares of common stock, leaving a remaining balance due of $55,501 at December 31, 2015. The note is currently past due and in default.

The note is convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15.0 million, at a defined Lender conversion price.

(b) On May 12, 2015, the Company issued a convertible promissory note in the principal amount of $104,000 to the Vis Vires Group, Inc. (“VVG”). The note bears interest at 8% per annum, increased to 22% in the event of default, and matures February 14, 2016. VVG deducted $2,000 from the proceeds to cover their legal and other transaction related costs which was recorded as debt issuance costs and is being accreted to interest expense over the life of the note. During the year, principal of $25,640 was converted into 11,070,857 shares of common stock, leaving a remaining balance due of $78,360 at December 31, 2015. The note is currently past due and in default.

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

(c) On June 22, 2015, the company issued a convertible promissory note in the amount of $87,750 to the Auctus Fund, LLC (“Auctus”). The note bears interest at 8% per annum, increased to 24% in the event of default, and matures on March 22, 2016. Auctus deducted $8,000 from the proceeds to cover their legal and other transaction related costs which were recorded as debt issuance costs and is being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in this transaction which has been recorded in debt issuance costs and is being accreted to interest expense over the life of the note. During the year, principal of $1,784 was converted into 4,460,325 shares of common stock, leaving a remaining balance due of $85,966 at December 31, 2015. The note is currently past due and in default.

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

(d) On July 10, 2015, the Company issued a convertible promissory note in the principal amount of $52,500 to the Vis Vires Group, Inc. (“VVG”). The note bears interest at 8% per annum, increased to 22% in the event of default, and matures April 13, 2016. VVG deducted $1,000 from the proceeds to cover their legal related costs which were charged to financing costs.

The note is convertible by VVG into common stock of the Company through the later of the note maturity date or the payment of the defined amount in the event of default. The note carries a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10 day period prior to the conversion date. During the year, principal of $11,170 was converted into 11,946,753 shares of common stock, leaving a remaining balance due of $41,330 at December 31, 2015.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes in 2015, the initial fair value of the embedded conversion feature was $531,579. As such, the Company recorded a $531,579 derivative liability, of which $304,861 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $226,105 was recorded as a financing cost in the Consolidated Statement of Operations for the year ended December 31, 2015. The discount is being amortized using the effective interest rate method over the life of the debt instruments. During the years ended December 31, amortization of debt discount was $256,830, respectively. The unamortized balance of the debt discount was $78,666 as of December 31, 2015.

The convertible notes payable also contained certain a cross-default provision in case the Company will be in default of a similar outstanding debt instrument. In October 2015, the Company’s convertible note payable – related party amounting to $543,115 matured and was deemed in default. As a result, the convertible notes were now deemed in default, as such, the holders can accelerate the maturity of the Company’ indebtedness. In addition, the Company also started accruing interest at an average rate of 23% per annum pursuant to the terms of the note starting October 2015.

Note 7 – Convertible Notes Payable to Related Party

At December 31, 2014, the Company had outstanding a promissory note of $150,000 payable to Alex Bafer, the Company’s current Chairman and former CEO. During 2015, the Company issued an additional $405,000 of promissory notes to Mr. Bafer, of which a note of $25,000 was repaid. On July 9, 2015, the Company issued five convertible promissory notes in the aggregate amount of $543,115 to Mr. Bafer in exchange for his existing promissory notes and related accrued interest of $13,115. The convertible notes have a maturity of October 1, 2015 and an annual interest rate of 5% per annum.  The noteholder has the right until the note(s) is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of our common stock.  The notes have a conversion price of 50% of the lowest closing bid stock price over the last twenty days prior to conversion.  The notes are currently in default.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible Notes in 2015, the initial fair value of the embedded conversion feature was $1,499,918. The Company determined that the cancellation of the 2014 and 2015 promissory notes in exchange for the convertible notes issued in 2015 was an extinguishment of debt, and the fair value of the derivative liability of $1,499,918 created upon the exchange of debt instruments was a debt extinguishment cost during the year ended December 31, 2015.

Note 8 - Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain warrants issued to investors and conversion features of notes payable do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and the fair value of the warrants have been recognized as a derivative and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Company had four convertible notes payable, five convertible note payable to a related party and warrants to purchase a total of 900,000 shares of common stock as of December 31, 2015 that were accounted for as derivative liability. The derivative liability was valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	Issuance Date	December 31, 2015
Stock Price	$0.489	$0.001
Risk free interest rate	0.003%	0.003%
Expected Volatility	443%	404%
Expected life in years	1.17	0.614
Expected dividend yield	0%	0%

Fair Value – Warrants	$454,361	$3,657,895
Fair Value – Note Conversion Feature	$2,031,497	$1,014,722

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrant was determined by the remaining contractual life of the derivative instrument. For derivative instrument that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

In 2015, the Company recognized additional derivative liabilities of $454,361 related to the warrants issued in conjunction with the sale of the Company’s common stock (described in Note 9) and $2,031,497 related to the beneficial conversion feature of certain of our notes payable. For the fiscal year ended December 31, 2015, the Company recognized a change in fair value of the derivative liability of $2,262,774 and gain of $76,015 due to extinguishment of the derivative liability due to conversion of certain notes to equity. As of December 31, 2015, the aggregate fair value of the derivative liabilities was $4,672,617.

Note 9 - Stockholders’ Equity (Deficit)

Sale of Common Stock

During the year ended December 31, 2015, the Company sold 3,555,500 common shares for the cash of $191,250 at purchase prices ranging from $0.005 to $0.20 per share.

During the year ended December 31, 2015, the Company sold 280,625 units at an average price of $0.53 per unit, for total proceeds of $149,500. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The warrants are fully vested, exercisable for two years from issuance at $3.00 and $6.00 per common share, respectively, and the exercise price and the number of common shares issuable upon exercise is subject to reset based on future equity transactions. As the warrants issued to do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future, the fair value of the warrants of $454,361 was recorded as a derivative liability upon issuance, of which, $149,500 was recorded as a reduction to capital and the excess of the derivative liability over the aggregate cash proceeds received of $304,861 was recognized as a private placement cost during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company sold 3,325,000 common shares for the cash amount of $197,496 at purchase prices ranging from $0.005 to $0.20 per share.

Common Shares Issued for Conversion of Notes Payable

During the year ended December 31, 2015, the Company converted $69,334 of outstanding convertible debt into 34,005,232 shares of common stock.

During the year ended December 31, 2014, the Company converted $100,000 of outstanding debt into 20,000,000 shares of common stock.

Shares Issued for Services

During the year ended December 31, 2015, the Company issued 1,776,000 shares of common stock valued at $1,040,239 for employee and non-employee services rendered. The shares were valued at the trading price on the date of agreement.

Effective as of February 13, 2015, the Company’s Board of Directors appointed Mario Kassar as the Chairman of the Board of Directors of the Company. In consideration for his services, the Company irrevocably issued 500,000 shares of the Company’s unregistered Common Stock, $0.0001 par value per share with a fair value of $500,000.

Under the provisions of ASC 505 and the terms of the agreement with Mr. Kassar, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of the 500,000 shares at $500,000 was based on market price and was charged to compensation expense on the effective date of the agreement. In addition, the Company granted Mr. Kassar warrants to purchase 500,00 common shares.

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of our Board of Directors. The agreement addressed funding of the Company’s “Audition” film project and provided for the issuance of 100,000 common shares to Mr. Kassar under the terms of the agreement. Under the provisions of ASC 505 and the terms of the agreement, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the issuance of $0.37 per share based on market price, or $37,000, was charged to stock-based compensation on the effective date of the agreement.

During the year ended December 31, 2014, the Company issued a total of 400,000 shares of common stock to an employee, valued at $387,505, for services rendered. The shares were valued at the trading price on the date of agreement.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015 and 2014:

	Warrants	Weighted Average Price
January 1, 2014	-	$-
Granted	1,491,350	0.01
Exercised	-	-
Forfeited	-	-
December 31, 2014	1,491,350	0.01
Granted	1,461,250	0.08
Exercised	-	-
Forfeited	-	-
December 31, 2015	2,952,600	$0.08

Warrants Issued for Obtaining Employee Services

In February 2015, the Company granted warrants to purchase 400,000 shares of common stock to Mr. Kassar, Chairman, upon his appointment to the Board of Directors with a fair value of $400,000. The warrants are fully vested, exercisable for ten years from issuance at $1.00 per common share.

In March 2015, the Company granted warrants to purchase 500,000 shares of common stock to Mr. Kassar, Chairman of the Board pursuant to a consulting agreement with a fair value of $500,000. The warrants are fully vested, exercisable for ten years from issuance at $0.001 per common share.

During the year ended December 31, 2015, the Company granted additional warrants to purchase a total of 561,250 shares of common stock as part of the sale of 280,625 units of common shares for total proceeds of $149,500. The warrants are fully vested upon grant, have initial exercise price of $3.00 and $6.00 per share and will expire in 10 years.

On January 10, 2014, the Company awarded an employee warrants to purchase 1,491,350 common shares with an exercise price at $0.01 per share expiring five years from the date of issuance. The Warrant vested as follows: (i) on March 31, 2014, the right to exercise the Warrant and to receive 50% of the Warrant Shares vested; (ii) on June 30, 2014, the right to exercise the Warrant and to receive an additional 25% of the Warrant Shares vested; and (iii) on September 30, 2014, the right to exercise the Warrant and to receive the remaining 25% of the Warrant Shares vested. The fair value of the warrants granted totaled $1,476,735. The warrants are fully vested on the grant date absent forfeiture or performance criteria. Accordingly, the entire fair value of the grant, based on a fair value of $1.00 per share was charged to compensation expense on the effective date of the agreement.

The Company estimated the fair value of the stock warrants on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	December 31, 2015	December 31, 2014
Expected life	0.83	0.50
Expected volatility	439%	68.32%
Expected annual rate of dividends	0%	0%
Risk-free interest rate	0.19%	0.77%

Note 10 - Related Party Transactions

Advances from Related Party

From time to time, the former CEO of the Company and a shareholder advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the former CEO and shareholder consisted of the following:

	December 31, 2015	December 31, 2014
Advances from former Chairman, Chief Executive Officer and Stockholder	$30,567	$110,847
	$30,567	$110,847

Accrued Payroll

Pursuant to a September 2010 employment agreement with our former Chief Executive Officer, at December 31, 2015 and December 31, 2014, the Company had accrued payroll of $125,000 and $150,000, respectively, under this agreement.

Compensation Costs

During the year ended December 31, 2015, the Company recorded stock based compensation expense in the aggregate of $1,437,000 to account for the fair value of the 600,000 shares of common stock and warrants to purchase 900,000 shares of common stock granted to Mr. Kassar, Chairman of the Board for services rendered. In addition, the Company also paid Mr. Kassar $300,000 for compensation as Chairman of the Board.

Note 11 - Commitments and Contingencies

Lease Agreements

On February 1, 2014, the Company entered into a lease agreement with St. Cloud Partners for the office space being used by the Company’s subsidiary, High Five Entertainment. The term of the lease is effective February 1, 2014 to February 28, 2017. The annual rent base payment is as follows:

Term	Amount
2/1/2014 – 2/28/2015	$34,164
3/1/2015 – 2/29/2016	$35,184
3/1/2016 – 2/28/2017	$36,240

Employment Agreement

On December 24, 2013, the Company entered into an employment agreement with Martin Fischer, the president of S&G. The agreement is for a five- year term, which may be renewed for an additional five years and requires an annual base salary of $144,000 for year 1, $151,000 for year 2, $159,000 for year 3, $167,000 for year 4 and $175,000 for year 5.

The agreement also entitles the president to a cash bonus of up to $100,000 annually based on net income levels and a monthly $500 automobile allowance. During the year ended December 31,2015 and 2014, there were no cash bonus recorded.

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred.

Studiocanal S.A.

The Company is not currently engaged in any legal proceedings, however, the Company received a letter dated April 26, 2016 from Studiocanal S.A., which claims to be the assignee of trademark rights in ce1tain marks previously registered by a company that has been defunct since 1996. The letter stated that use of the marks by the Company is likely to cause confusion, to cause mistake, or to deceive as to whether there is an affiliation or association between the Company and the defunct entity and/or Studiocanal, and requested that the Company cease and desist from use of such marks and relinquish trademark registrations legally obtained by the Company and after judicial decision. The Company responded and discussions were held between representatives of the Company and Studiocanal. At this time, Company is not aware of any legal claim having been brought by Studiocanal.

Note 12 - Adjustment to Stockholders’ Equity

In September 2013, the Company engaged the services of a consultant or finder for the acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment) (SG) (see Note 3). In December 2013, the acquisition of SG was completed, and as a result, the Company granted the consultant 400,000 shares of common stock for services rendered. The fair value of these shares was not recorded in 2013. The shares were issued in 2014.

As the acquisition was completed in December 2013, the Company determined that the appropriate treatment is to account for the 400,000 shares of common stock, with a fair value of $400,000 in December 2013. As such, the Company adjusted the previously reported balances in the Statement of Stockholders’ Equity (Deficit) as of December 31, 2013 to account for the fair value of the 400,000 shares of common stock.

The impact of this error was an overstatement of expenses and net loss for the three-month period ended March 31, 2014 and twelve-month period ended December 31, 2014, and an understatement of expenses for the three and twelve month periods ended December 31, 2013.

The Company assessed the materiality of this error on the three and twelve month ended periods ended December 31, 2013 in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that the error was not material to either period. However, the Company did conclude that the error was material to the three-month period ended March 31, 2014 and twelve-month period ended December 31, 2014, as it affected the results for that period. Therefore, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2014 financial statements were revised in the 2015 Annual Report to correct for the immaterial error and to allow for the correct recording of this transaction in the 2013 consolidated financial statements.

The correction has been reflected in these consolidated financial statements for the year ended December 31, 2014 and resulted in a $400,000 decrease in expenses resulting in a $7,609,153 net loss ($0.12 per basic and diluted share).

Note 13 - Income Tax Provision

The Company did not record any income tax provision for the years ended December 31, 2015 and 2014. The Company files income tax returns in the United States (“Federal”) and Florida (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At December 31, 2016, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $2.5 million. These carry forwards will begin to expire in the year ending December 31, 2017, subject to IRS limitations, including change in ownership.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At December 31, 2015, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $2.5 million would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Net operating loss carryforwards	$937,000	$287,000
Non-cash expenses	2,153,000	603,000
Total net deferred tax assets	3,090,000	890,000
Less valuation allowance	(3,090,000)	(890,000)
Net deferred tax assets	$-	$-

A reconciliation of income taxes with the amounts computed at the statutory federal rate are as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Computed tax provision (benefit) at statutory rate (34%)	$(597,000)	$(220,000)
State income taxes (3%), net of federal benefit	(53,000)	(19,000)
Valuation allowance	650,000	239,000
Income tax provision	$-	$-

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2015.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of December 31, 2015.

Note 14 - Subsequent Events

On January 1, 2016, Sam Lupowitz and other shareholders, collectively representing Carolco Pictures, Inc.’s controlling shareholders, entered into and closed separate and distinct Securities Purchase Agreements with Tarek Kirschen whereby Tarek Kirschen purchased, in the aggregate, 5,000,000 shares of the Company’s Series A Preferred Shares and a total of 30,000,000 common shares of the Company’s common stock (the “Shares”). Each share of the Series A Preferred Stock has one hundred votes on all matters presented to the holders of Common Stock, resulting in Tarek Kirschen holding a majority of the issued and outstanding voting capital shares of the Company. As a result of these transaction, Mr. Kirschen gained control of the Company and became its Chief Executive Officer (CEO).

On January 22, 2016, the Company increased the number of authorized shares of common stock to Five Billion (5,000,000,000), par value $.0001, and the number of shares of its preferred stock to Fifty Million (50,000,000), par value $.0001, the rights and preferences of which to be determined by the Board of Directors. This action was taken in order to provide sufficient contractually required reserve shares (in material multiples of the anticipated number of shares to be converted) of common stock for certain convertible promissory notes.

On June 22, 2016, the “Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the Chief Executive Officer of the Company and South Centre, Inc. a firm owned by a non-related individual, David Cohen. As part of the agreement, the Company issued to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”) in as settlement for $439,000 that was owed by the Company to Mr. Kirschen. In addition, Mr. Kirshen sold the 5 million Series A Stock to Mr. David Cohen in exchange for $150,000. As a result, Mr. Cohen gained control of the Company and became its CEO.

On July 20, 2016, the Company amended its Convertible Promissory Notes with Alexander Bafer, whereby the maturity date of each of our five loans from Mr. Bafer was amended to be August 1, 2017 instead of October 1, 2015. There were no other terms of the loans changed, and we did not pay any consideration for the extension. Our outstanding balance on the loans under the Notes as of July 20, 2016 was approximately $469,000.

On July 21, 2016, the Company entered into a Redemption and Issuance Agreement (the “Redemption Agreement”) by and between the Company and South Centre, Inc., an entity owned and controlled by David Cohen, the Company’s sole director (at the time) and Chief Executive Officer. Pursuant to the Redemption Agreement, on the same date, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock (the “Series A Stock”) in exchange for the payment to South Centre of $0.0001 per share, for a total consideration of $250. The Company undertook the redemption for the purposes of obtaining the shares of Series A Stock so that such shares could be paid to certain third parties in connection with the Contribution Agreement as disclosed below. Pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”) in exchange for payment to the Company of $1,275.

In July 2016, the Company acquired Recall Studios, Inc. (“Recall”), a virtual reality and new media content production company. As part of the acquisition, the Company acquired all issued and outstanding shares of Recall in exchange for the Company’s 25,256,250 shares of Series C Stock and 2,500,000 shares of the Series. The Company engaged the services of a valuation specialist to assist in the determination of the valuation of the acquisition and allocation of the purchase price. As of the date of this report the Company is still finalizing the valuation.

In July 2016, the Company raised approximately $416,000 through the issuance of 487,000 shares of Recall’s common stock. The Company and the purchasers of these common stock are currently in negotiations to convert the 487,000 shares of Recall common stock to the Company’s Series C Preferred Stock.

Subsequent to December 31, 2015, the Company issued a total of 243,540,999 shares of common stock upon conversion of convertible notes and accrued interest of approximately $104,000.

