Form 10-Q
period 2016-03-31
CAROLCO PICTURES, INC.
filed 2016-11-23
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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

Yes [  ] No [X]

As of November 16, 2016, there were 337,397,856 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [X]

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, for the fiscal year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$7,000	$48,000
Accounts receivable	1,000	-
Prepaid expenses and other current assets	14,000	13,000

Total current assets	22,000	61,000

Property and equipment, net of accumulated depreciation of $2,000 and $1,000, respectively	1,000	2,000

Deposits on project paid to related party	250,000	250,000

Total assets	$273,000	$313,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$30,000	$22,000
Accrued interest (including interest to related party of $72,000 and $42,000, respectively)	81,000	65,000
Accrued payroll	170,000	125,000
Advances from related parties	226,000	31,000
Note payable	74,000	44,000
Convertible notes payable, net of debt discount of $0 and $79,000, respectively	57,000	182,000
Convertible notes payable-related party	543,000	543,000
Derivative liability	6,879,000	4,673,000

Total current liabilities	8,060,000	5,685,000

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $0.0001 par value, 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 239,156,794 and 93,856,857 shares issued and outstanding, respectively	24,000	9,000
Additional paid-in capital	6,438,000	6,369,000
Accumulated deficit	(14,061,000)	(11,594,000)

Total Stockholders’ Deficit	(7,599,000)	(5,216,000)

Non-Controlling Interest in Subsidiaries	(188,000)	(156,000)

Total Stockholder Deficit allocated to Carolco Pictures, Inc.	(7,787,000)	(5,372,000)

Total Liabilities and Stockholders’ Deficit	$273,000	$313,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue	$22,000	$2,000

Cost of goods sold	2,000	32,000

Gross Profit	20,000	(30,000)

Operating expenses
Compensation	114,000	518,000
Professional fees	-	115,000
General and administrative	28,000	93,000

Total operating expenses	142,000	726,000

Loss from operations	(122,000)	(756,000)

Other income (expense)
Interest expense (including interest to related party of $30,000 and $4,000, respectively)	(170,000)	(6,000)
Change in fair value of derivative liability	(2,380,000)	-
Gain on extinguishment of derivative liability	174,000	-
Other income (expense)	(1,000)	32,000

Other income (expense), net	(2,377,000)	26,000

Loss before non-controlling interest	(2,499,000)	(730,000)

Loss attributable to non-controlling interest	(32,000)	(28,000)

Net loss attributable to Carolco Pictures, Inc.	$(2,467,000)	$(702,000)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding - basic and diluted	158,990,475	56,622,083

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock, Par Value $0.0001		Additional	Accumulated	Non Controlling	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit

Balance, December 31, 2015	93,856,857	$9,000	$6,369,000	$(11,594,000)	$(156,000)	$(5,372,000)

Common stock issued upon conversion of notes payable	145,299,937	15,000	69,000			84,000

Net loss				(2,467,000)	(32,000)	(2,499,000)

Balance, March 31, 2016	239,156,794	$24,000	$6,438,000	$(14,061,000)	$(188,000)	$(7,787,000)

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss before noncontrolling interest	$(2,499,000)	$(730,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	2,380,000	-
Amortization of debt discount and issuance cost	79,000	-
Gain on extinguishment of derivative liability	(174,000)	-
Depreciation expense	1,000	-
Share based compensation	-	85,000
Warrants issued for services	-	9,000
Write-off of subscription receivable	-	8,000

Changes in operating assets and liabilities:
Accounts receivable	(1,000)	10,000
Deposit on project paid to related party	-	(250,000)
Prepaid expenses and other current assets	(1,000)	(19,000)
Accounts payable	8,000	38,000
Accrued interest	18,000	4,000
Accrued expenses and other current liabilities	-	(2,000)
Accrued payroll	45,000	200,000

Net cash used in operating activities	(144,000)	(647,000)

Cash flows from financing activities:
Advances from (repayments to) related parties	196,000	(50,000)
Repayment of convertible notes payable	(123,000)	-
Proceeds from note payable	30,000	334,000
Proceeds from bank borrowings	-	30,000
Proceeds from private placements of common stock	-	56,000
Proceeds from sale of units of common stock and warrants	-	147,000
Net cash provided by financing activities	103,000	517,000

Net cash decrease in cash and cash equivalents	(41,000)	(130,000)
Cash and cash equivalents - beginning of period	48,000	160,000
Cash and cash equivalents - end of period	$7,000	$30,000

Supplemental disclosures of cash flow information:
Interest paid in cash	$19,000	$2,000
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities
Common stock issued upon conversion notes payable and accrued interest	$84,000	$-
Accrued legal services paid in stock	$-	$12,000
Minority share of losses of subsidiary	$32,0000	$28,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Note 1 - Organization and Basis of Operations

Carolco Pictures, Inc. (formerly “Brick Top Productions, Inc” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name “York Entertainment, Inc.” The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, in January 2015, the Company changed its stock symbol from “BTOP” to “CRCO.”

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on November 22, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $7,787,000 at March 31, 2016, and incurred a net loss of $2,499,000, and utilized net cash used in operating activities $144,000 for the three months ended. In addition, at March 31, 2016, $543,000 of convertible notes payable – related party and $57,000 of convertible note matured and were in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the year ended December 31, 2015 expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing. In July 2016, the Company raised approximately $416,000 through the issuance of 487,000 shares of common stock. Management estimates that the current funds on hand as of the date of this report, amounting to approximately $120,000 will be sufficient to continue operations through the year ended December 31, 2016.

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

The carrying amount of the Company’s derivative liability of $6,879,000 and $4,673,000 as of March 31, 2016 and December 31, 2015 was based on Level 2 measurements.

Concentrations

During the three months ended March 31, 2016, the Company had one customer that accounted for 80% of sales respectively. During the three months ended March 31, 2015, the Company had one customer that accounted for 95% of sales.

Revenue Recognition

The Company specializes in the development and presentation of television programming including series, specials, pilots, live events and award shows. The Company recognizes revenue from its live events and award show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

At March 31, 2016 and 2015 we had 2,952,600 warrants outstanding, which were excluded from the loss per share calculation as they were anti-dilutive.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2016, reporting date.

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

Note 3 – Deposit for Film Project Paid to Related Party

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

As of March 31, 2016, the project was still in production stage. The Company determined there were no such impairment of the deposit at March 31, 2016 due to the early stages of the film production.

Note 4 –Note Payable

The Company has a note payable to a financial institution wherein the Company can make advances up to $75,000. The note payable is secured by certain of the Company’ assets, bear an average interest rate of 5% per annum and will mature in April 2016 and has been renewed through April 2017.

As of March 31, 2016, and December 31, 2015, outstanding balance of the note amounted $74,000 and $44,000, respectively.

Note 5- Convertible Notes Payable in Default

Convertible notes payable consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

(a) St. George	$-	$56,000
(b) Vis Vires	-	78,000
(c) Auctus Find	57,000	86,000
(d) Vis Vires	-	41,000

Total Notes	57,000	261,000
Less Valuation Discount	-	(79,000)

Net Balance	$57,000	$182,000

(a)	On May 6, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $91,000 to St. George Investments, LLC (the “Lender”). The note bore interest at 22% per annum, as amended and matured in April 2016. Under the terms of the note, there was an original issue discount (“OID”) of $8,000 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction were accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note. The note was convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15.0 million, at a defined Lender conversion price. As of December 31, 2015, outstanding balance of the note amounted to $56,000 and accrued interest of $4,000.

During the three months ended March 31, 2016, the Company accrued interest of $3,000 and paid off the note in its entirety with a total of interest and principal balance of $62,000.

(b)	On May 12, 2015, the Company issued a convertible promissory note in the principal amount of $104,000 to the Vis Vires Group, Inc. (“VVG”). The note bore interest at 22% per annum, as amended, and matured in February 2016. VVG deducted $2,000 from the proceeds to cover their legal and other transaction related costs which was recorded as debt issuance costs and is being accreted to interest expense over the life of the note. The note carried a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10 day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $78,000 and accrued interest of $9,000.

During the three months ended March 31, 2016, the Company accrued interest of $3,000, paid off the note and accrued interest in the aggregate of $79,000 and converted the remaining principal balance of $11,000 to 5,978,947 shares of common stock.

(c)	On June 22, 2015, the company issued a convertible promissory note in the amount of $88,000 to the Auctus Fund, LLC (“Auctus”). The note bears interest at 24% per annum, as amended, and matured in March 2016. Auctus deducted $8,000 from the proceeds to cover their legal and other transaction related costs which were recorded as debt issuance costs and is being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in this transaction which has been recorded in debt issuance costs and was accreted to interest expense over the life of the note. The note carried a variable conversion price defined as 50% of the market price (representing a 50% discount), with market price being defined as the lowest trading price of our common stock during the 25-trading day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $86,000 and accrued interest of $7,000.

During the three months ended March 31, 2016, the Company converted principal and accrued interest in the aggregate of $30,000 to 97,511,516 shares of common stock. As of March 31, 2016, outstanding note balance amounted to $57,000 and accrued interest of $9,000. As of March 31, 2016, the note was past due and in default.

(d)	On July 10, 2015, the Company issued a convertible promissory note in the principal amount of $52,500 to the Vis Vires Group, Inc. (“VVG”). The note bore interest at 22% per annum, as amended and matured in April 2016. VVG deducted $1,000 from the proceeds to cover their legal related costs which were charged to interest expense. The note carried a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10-day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $41,000 and accrued interest of $3,000.

During the three months ended March 31, 2016, the Company converted the entire principal and accrued interest amounting to $43,000 to 41,809,474 shares of common stock.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of these Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes in 2015, the initial fair value of the embedded conversion feature was $532,000. As such, the Company recorded a $532,000 derivative liability, of which $305,000 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $226,000 was recorded as a financing cost in 2015. The discount is being amortized using the effective interest rate method over the life of the debt instruments. The unamortized balance of the debt discount was $79,000 as of December 31, 2015.

During the three months ended March 31, 2016, the Company amortized to interest expense, $79,000 of the remaining debt discount recorded when these notes were issued in fiscal 2015. In addition, the Company also recorded and paid additional interest of $55,000 due to the default of certain of these notes.

Note 6 – Convertible Notes Payable to Related Party

In July 2015, the Company issued its convertible promissory notes to Alex Bafer, Chairman and former CEO in exchange for the cancellation of previously issued promissory notes in the aggregate of $555,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible to shares of common stock at a conversion price equal to the lowest 20-day stock price prior to conversion with a 50% discount.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible Notes in 2015, the initial fair value of the embedded conversion feature was $1.5 million. The Company determined that the cancellation of the previously issued promissory notes in exchange for the convertible notes issued in 2015 was an extinguishment of debt, and the fair value of the derivative liability of $1.5 million was created upon the exchange of debt instruments and was accounted as a debt extinguishment cost during the year ended December 31, 2015.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the note. As of December 31, 2015, total outstanding note balance amounted to $543,000 and accrued interest of $42,000.

During the period ended March 31, 2016, the Company accrued interest of $30,000. As of March 31, 2016, total outstanding note balance amounted to $543,000 and accrued interest of $72,000.

In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017. There were no other terms changed and no additional compensation paid.

Note 7 - Derivative Liability

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

The Company had one convertible note payable to a related party and warrants to purchase a total of 900,000 shares of common stock as of March 31, 2016 that were accounted for as derivative liability. The derivative liability was valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	December 31,2015	March 31, 2016
Stock Price	$0.001	$0.001
Risk free interest rate	0.003%	0.67%
Expected Volatility	404%	462%
Expected life in years	0.614	2.00
Expected dividend yield	0%	0%

Fair Value – Warrants	$3,658,000	$5,894,000
Fair Value – Note Conversion Feature	$1,015,000	$985,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the was determined by the remaining contractual life of the derivative instrument. For derivative instrument that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the three months ended March 31, 2016, the Company recorded a gain of $174,000 upon the extinguishment of derivative liabilities related to the payment and conversion of the corresponding convertible notes, and $2,380,000 relating to the change in the fair value of the derivatives during the period. As of March 31, 2016, the aggregate fair value of the derivative liabilities was $6,879,000.

Note 8 - Stockholders’ Deficit

In January 2016, the Company increased the number of authorized shares of common stock from 100,000,000 to 5,000,000,000 and the number of shares of its preferred stock from 10,000,000 to 50,000,000, the rights and preferences of which to be determined by the Board of Directors.

Common Shares Issued for Conversion of Notes Payable

During the three months ended March 31, 2016, the Company issued 145,299,937 of common shares for the payment and conversion of four convertible notes.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2016 and December 31, 2015:

	Warrants	Weighted Average Price
January 1, 2016	2,952,600	$0.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
March 31, 2016	2,952,600	$0.08

The entire 2,952,600 warrants are fully vested and exercisable at March 31, 2016. The intrinsic value of the outstanding options was $0 as of March 31, 2016.

Note 9 - Related Party Transactions

Advances from Related Party

In prior periods, Mr. Alex Bafer, former Chief Executive Officer (CEO) and a shareholder advanced funds to the Company for working capital purpose. As of December 31, 2015, total outstanding advances amounted to $31,000.

During the three month ended March 31, 2016, Mr. Tarek Kirschen, the Company’s CEO at that time, advanced a total of $196,000 which was used to payoff of certain of the Company’s outstanding payables, convertible notes payable and accrued interest.

As of March 31, 2016, total outstanding advances amounted to $226,000. These advances were unsecured, non-interest bearing and due on demand.

Accrued Payroll

Pursuant to employment agreements with our former Chief Executive Officers, at March 31, 2016 and December 31, 2015, the Company had accrued payroll of $170,000 and $125,000, respectively.

Note 10 - Contingencies and Litigation

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

Studiocanal S.A.

The Company is not currently engaged in any legal proceedings, however, the Company received a letter dated April 26, 2016 from Studiocanal S.A., which claims to be the assignee of trademark rights in certain marks previously registered by a company that has been defunct since 1996. The letter stated that use of the marks by the Company is likely to cause confusion, to cause mistake, or to deceive as to whether there is an affiliation or association between the Company and the defunct entity and/or Studiocanal, and requested that the Company cease and desist from use of such marks and relinquish trademark registrations legally obtained by the Company and after judicial decision. The Company responded and discussions were held between representatives of the Company and Studiocanal. At this time, Company is not aware of any legal claim having been brought by Studiocanal.

Note 11 - Subsequent Events

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the Chief Executive Officer of the Company and South Centre, Inc. a firm owned by a non-related individual, David Cohen. The SPA provided that the Company would issue to Mr. Kirschen 5,000,000 shares of newly designated Series A Preferred Stock of the Company, par value $0.0001 per share (the “Series A Stock”) in exchange for the payment to the Company of $500, which would thereafter be sold by Mr. Kirschen to South Centre for $150,000. The principal of South Centre thereby became the controlling shareholder of the Company.

The SPA, as amended pursuant to Amendment No. 1 to the SPA, executed on June 24, 2016, provided that the closing of the transactions thereunder (the “Closing”) would occur upon satisfaction of all conditions precedent, including the issuance of the shares of Series A Stock and the issuance of shares of Series B Preferred Stock of the Company, the delivery of certain documents to evidence the valid issuance of the Series A Stock to Mr. Kirschen, the execution and delivery of certain additional documents, including the Release and Issuance Agreement as discussed below, and certain other customary closing condition. All such conditions were satisfied and the transactions under the SPA closed on June 27, 2016.

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

In the Release Agreement, the Company also agreed to issue to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”), and Mr. Kirschen agreed to forgive $438,767.35 that was owed by the Company to Mr. Kirschen (the “Debt”). The transactions under the Release Agreement closed concurrently with the Closing under the SPA, on June 28, 2016.

On July 20, 2016, the Company entered into an Amendment to Promissory Notes (“Notes Amendment”) with Alexander Bafer, whereby the maturity date of each of our five loans from Mr. Bafer was amended to be August 1, 2017 instead of October 1, 2015. The five loans are represented by Replacement Convertible Promissory Notes (“Notes”). Pursuant to the terms of the Notes Amendment, Mr. Bafer waived any default under each of the Notes through the date of the Notes Amendment as a result of any amounts payable under the Notes not being paid as of October 1, 2015 and waived the payment of any Default Interest (as defined in the Notes) through the date of the Notes Amendment as a result of such failure of payment. No other terms of the loans changed, and we did not pay any consideration for the extension. Our outstanding balance on the loans under the Notes as of July 20, 2016 was approximately $468,662.

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

Also pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”) in exchange for payment to the Company of $1,275.

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall Studios, Inc., a Nevada corporation (“Recall”), South Centre, Inc. (“South Centre”) and various other shareholders of Recall (the “Recall Shareholders”).

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

Upon the closing of the transactions, the Company entered into employment agreements with each of Mr. Albert, Mr. Morris and Mr. Bafer which commenced simultaneously with the closing of the transactions under the Contribution Agreement, on July 25, 2016.

The Company entered into a Chairman Agreement with Alexander Bafer (the “Chairman Agreement”) on July 25, 2016, pursuant to which Mr. Bafer was named to the Board and also named Chairman of the Board. Pursuant to the Chairman Agreement, on the effective date thereof the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 25, 2016, pursuant to the Contribution Agreement, the Company issued 1,990,000 shares of Series A Stock and 25,256,250 shares of Series C Stock to the Recall Shareholders in exchange for the contribution to the Company by the Recall Shareholders (collectively) of 25,256,250 shares of common stock of Recall, and 748,334 shares of Class A Preferred Stock of Recall, collectively constituting 100% of the issued and outstanding capital stock of Recall. The Company hired a valuation specialist to assist the Company in the determination of the value of the acquisition. As of the date of this report, the Company is still in the process of finalizing the valuation and the allocation of the purchase price.

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

In addition to the above, on the closing of the transaction with Recall, the Company issued 1,000,000 shares of Series C Stock to Harrison Smith (a former shareholder of Recall) and 993,750 shares of Series C Stock to Frank Esposito (an advisor to the Company) in consideration of services rendered to the Company in connection with the Contribution Agreement and the transactions therein.

The issuances of the Series A Stock and the Series C Stock to the Recall Shareholders were completed pursuant to exemptions from registrations provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act.

In addition, as discussed above, pursuant to the Employment Agreement with Mr. Bafer, on the commencement of his employment term, the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 21, 2016, the Company amended its Articles of Incorporation to designate a new series of preferred stock, the Series C Preferred Stock (the “Series C Stock”) to be utilized in the transactions described above. 40,000,000 shares were designated as Series C Stock.

From April 2016 through September 2016, the Company issued 243,540,999 share of common stock upon conversion of convertible notes and accrued interest in the aggregate of $116,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

Through our subsidiary, Recall Studios that we acquired in July 2016, we focus on Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production. Founded by business, media and entertainment industry leaders to meet growing demand for virtual reality and augmented reality content, Recall Studios operates within the convergence of immersive content and software. Recall Studios will allow consumers to create and share interactive experiences across all platforms. Combining modern business strategy with industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film virtual reality and television projects, the Company and its subsidiaries are analyzing profitability across myriad entertainment sectors.

Management’s Plan

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

Recent Developments

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

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the Chief Executive Officer of the Company and South Centre, Inc. a firm owned by a non-related individual, David Cohen. The SPA provided that the Company would issue to Mr. Kirschen 5,000,000 shares of newly designated Series A Preferred Stock of the Company, par value $0.0001 per share (the “Series A Stock”) in exchange for the payment to the Company of $500, which would thereafter be sold by Mr. Kirschen to South Centre for $150,000. The principal of South Centre thereby became the controlling shareholder of the Company.

The SPA, as amended pursuant to Amendment No. 1 to the SPA, executed on June 24, 2016, provided that the closing of the transactions thereunder (the “Closing”) would occur upon satisfaction of all conditions precedent, including the issuance of the shares of Series A Stock and the issuance of shares of Series B Preferred Stock of the Company, the delivery of certain documents to evidence the valid issuance of the Series A Stock to Mr. Kirschen, the execution and delivery of certain additional documents, including the Release and Issuance Agreement as discussed below, and certain other customary closing condition. All such conditions were satisfied and the transactions under the SPA closed on June 27, 2016.

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

In the Release Agreement, the Company also agreed to issue to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”), and Mr. Kirschen agreed to forgive $438,767.35 that was owed by the Company to Mr. Kirschen (the “Debt”). The transactions under the Release Agreement closed concurrently with the Closing under the SPA, on June 28, 2016.

On July 20, 2016, the Company entered into an Amendment to Promissory Notes (“Notes Amendment”) with Alexander Bafer, with Alexander Bafer, whereby the maturity date of each of our five loans from Mr. Bafer was amended to be August 1, 2017 instead of October 1, 2015. The five loans are represented by Replacement Convertible Promissory Notes (“Notes”). Pursuant to the terms of the Notes Amendment, Mr. Bafer waived any default under each of the Notes through the date of the Notes Amendment as a result of any amounts payable under the Notes not being paid as of October 1, 2015 and waived the payment of any Default Interest (as defined in the Notes) through the date of the Notes Amendment as a result of such failure of payment. No other terms of the loans changed, and we did not pay any consideration for the extension. Our outstanding balance on the loans under the Notes as of July 20, 2016 was approximately $468,662.

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

Also pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”) in exchange for payment to the Company of $1,275.

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall Studios, Inc., a Nevada corporation (“Recall”), South Centre, Inc. (“South Centre”) and various other shareholders of Recall (the “Recall Shareholders”).

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

Recall Studios focuses on Virtual Reality content. Founded by business, media and entertainment industry leaders to meet growing demand for Virtual Reality (VR), and Augmented Reality (AR) content, that Recall Studios is the future of new media entertainment and technology. Operating within the convergence of immersive content and software, Recall Studios is allowing consumers to create and share interactive experiences across all platforms through its production of content and software permitting consumer based editing of non-linear content.

The Contribution Agreement provided that upon the closing of the transactions in the Contribution Agreement, the Company would enter into employment agreements with (i) Bradley Albert as President and Chief Creative Officer of the Company, (ii) Justin Morris as Chief Operating Officer of the Company and (iii) Alexander Bafer as Chief Development Officer of the Company.

Upon the closing of the transactions, the Company entered into employment agreements with each of Mr. Albert, Mr. Morris and Mr. Bafer which commenced simultaneously with the closing of the transactions under the Contribution Agreement, on July 25, 2016.

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

In addition to the above, on the closing of the transaction with Recall, the Company issued 1,000,000 shares of Series C Stock to Harrison Smith (a former shareholder of Recall) and 993,750 shares of Series C Stock to Frank Esposito (an advisor to the Company) in consideration of services rendered to the Company in connection with the Contribution Agreement and the transactions therein.

The issuances of the Series A Stock and the Series C Stock to the Recall Shareholders were completed pursuant to exemptions from registrations provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act.

In addition, as discussed above, pursuant to the Employment Agreement with Mr. Bafer, on the commencement of his employment term, the Company issued to Mr. Bafer 510,000 shares of Series A Stock of the Company, which shares were immediately vested.

On July 21, 2016, the Company amended its Articles of Incorporation to designate a new series of preferred stock, the Series C Preferred Stock (the “Series C Stock”) to be utilized in the transactions described above. 40,000,000 shares were designated as Series C Stock.

The Company hired a valuation specialist to assist the Company in the determination of the value of the acquisition. As of the date of this report, the Company is still in the process of finalizing the valuation and the allocation of the purchase price.

From April 2016 through June 2016, the Company issued 98,241,062 share of common stock upon conversion of convertible notes and accrued interest in the aggregate of $108,000.

On June 29, 2016, Carolco Pictures, Inc. (the “Company”), entered into a letter agreement with Esposito Partners, PLLC (“Esposito Partners”), pursuant to which the Company engaged Esposito Partners to provide legal services to the Company (the “Agreement”). The Agreement provides for a one-time fee payable to Esposito Partners in the amount of $60,000, which the Company may elect to pay by the delivery of stock of the Company. The Agreement also provides that Frank Esposito, the Managing Member of Esposito Partners, shall be named as a Director of the Company and shall also serve as the Company’s Chief Legal Officer and Secretary.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Revenue	$22,000	$2,000
Cost of goods sold	$2,000	32,000
Operating expenses	$142,000	$726,000
Loss before income tax provision and non-controlling interest	$(2,499,000)	$(730,000)
Net loss attributable to non-controlling interest	$(32,000)	$(28,000)
Net loss attributable to Carolco Pictures’ stockholders	$(2,467,000)	$(702,000)

Revenues for the three months ended March 31, 2016 and 2015 were 22,000 and $2,000, respectively. The increase of $20,000 is derived from production services, including award programming, much of which is seasonal.

Cost of goods sold for the three months ended March 31, 2016 compared to the same period in 2015 decreased by $30,000. The decrease was attributable primarily due to lower production labor as the Company was not heavily involved in production projects during the three months ended March 31, 2016.

Operating expenses for the three months ended March 31, 2016 totaled $142,000, compared to $726,000 for the three months ended March 31, 2015. The decrease of approximately $584,000 was primarily attributable to a decrease in compensation expenses recognized between the periods. Compensation expense recognized in the prior period reflected significant costs associated with stock based compensation expense recognized attributable to the Company’s acquisition of S&G Holdings, Inc.

The Company realized a loss before income tax provision and non-controlling interest of $2,499,000 for the three months ended March 31, 2016, compared to a loss before income tax provision and non-controlling interest of $730,000 for the three months ended March 31, 2015. The increase is primarily due to the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to $2,380,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net Cash Used in Operating Activities	$(144,000)	$(647,000)
Net Cash Provided by Financing Activities	$103,000	$517,000
Net Change in Cash	$(41,000)	$(130,000)

As of March 31, 2016, our assets totaled $273,000 and our liabilities totaled $8,060,000 and we had negative working capital of $8,038,000.

Pursuant to the terms of our employment agreement with Mr. Bafer, we are obligated to pay Mr. Bafer $150,000 per year. On October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses. Prior to that time, we did not have sufficient cash flows to make the required payments under the employment agreement and therefore, accrued all unpaid salary until such time we generate revenues from operations or raise additional capital through one or more financing transactions. Accrued salaries due totaled $170,000 and $125,000 at March 31, 2016 and December 31, 2015, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $7,787,000 at March 31, 2016, and incurred a net loss of $2,499,000, and utilized net cash used in operating activities $144,000 for the three months ended March 31, 2016. In addition, at March 31, 2016, $543,000 of convertible notes payable to related parties and $57,000 of convertible note matured and were in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing. In July 2016, the Company raised approximately $416,000 through the issuance of 487,000 shares of common stock. Management estimates that the current funds on hand as of the date of this report, amounting to approximately $120,000, will be sufficient to continue operations through the year ended December 31, 2016.

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

Recently Issued Accounting Pronouncements

See Note 2 in the accompanying financial statements for a discussion of recent accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Studiocanal S.A.

The Company is not currently engaged in any legal proceedings, however, the Company received a letter dated April 26, 2016 from Studiocanal S.A., which claims to be the assignee of trademark rights in certain marks previously registered by a company that has been defunct since 1996. The letter stated that use of the marks by the Company is likely to cause confusion, to cause mistake, or to deceive as to whether there is an affiliation or association between the Company and the defunct entity and/or Studiocanal, and requested that the Company cease and desist from use of such marks and relinquish trademark registrations legally obtained by the Company and after judicial decision. The Company responded and discussions were held between representatives of the Company and Studiocanal. At this time, Company is not aware of any legal claim having been brought by Studiocanal.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2016, the Company issued a total of 145,299,937 common shares in connection with our convertible notes payable.

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

CAROLCO PICTURES, INC.

Date: November 23, 2016	By:	/s/ David Cohen
David Cohen
Chief Executive Officer (Principal Executive Officer) and Director (Principal Financial and Accounting Officer)

