Form 10-Q
period 2016-06-30
CAROLCO PICTURES, INC.
filed 2016-11-23
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

CAROLCO PICTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1395 Brickell Avenue Suite 800, Miami, Florida	33131
(Address of Principal Executive Office)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$7,000	$48,000
Accounts receivable	5,000	-
Prepaid expenses and other current assets	16,000	13,000

Total current assets	28,000	61,000

Property and equipment, net of accumulated depreciation of $11,000 and $10,000, respectively	1,000	2,000

Deposits on project paid to related party	250,000	250,000

Total assets	$279,000	$313,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$44,000	$22,000
Accrued interest (including interest to related party of $99,000 and $42,000, respectively)	111,000	65,000
Accrued payroll	125,000	125,000
Advances from related parties	31,000	31,000
Notes payable	75,000	44,000
Convertible notes payable	54,000	182,000
Convertible notes payable-related party	434,000	543,000
Derivative liability	8,619,000	4,673,000

Total current liabilities	9,493,000	5,685,000

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred stock: $0.0001 par value, 50,000,000 shares authorized; 5,000,000 and 0 issued and outstanding, respectively	500	-
Series B Preferred stock: $0.0001 par value, 1,000,000 shares authorized; 1,000,000 and 0 issued and outstanding, respectively	100	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 324,273,023 and 93,856,857 shares issued and outstanding, respectively	33,000	9,000
Additional paid-in capital	6,883,400	6,369,000
Accumulated deficit	(15,943,000)	(11,594,000)

Total Stockholders’ Deficit	(9,026,000)	(5,216,000)

Non-Controlling Interest in Subsidiaries	(188,000)	(156,000)

Total Stockholders’ Deficit allocated to Carolco Pictures, Inc.	(9,214,000)	(5,372,000)

Total Liabilities and Stockholders’ Deficit	$279,000	$313,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$7,000	$400,000	$29,000	$402,000

Cost of goods sold	2,000	304,000	4,000	337,000

Gross profit	5,000	96,000	25,000	65,000

Operating expenses
Compensation	50,000	(100,000)	164,000	388,000
Professional fees	51,000	175,000	51,000	290,000
General and administrative	29,000	136,000	57,000	228,000
Total operating expenses	130,000	211,000	272,000	906,000

Loss from operations	(125,000)	(115,000)	(247,000)	(841,000)

Other income (expense)
Interest expense (including interest to related party for the six months of $57,000 and $11,000, respectively)	(31,000)	(121,000)	(201,000)	(122,000)
Change in fair value of derivative liability	(1,751,000)	12,000	(4,203,000)	12,000
Gain on extinguishment of derivative liability	84,000	-	257,000	-
Other income (expense)	-	(7,000)	13,000	(11,000)
Other income (expense), net	(1,698,000)	116,000	(4,134,000)	(121,000)

Loss before non-controlling interest	(1,823,000)	(231,000)	(4,381,000)	(962,000)
Net loss attributable to non-controlling interest	-	5,000	(32,000)	(23,000)
Net loss attributable to Carolco Pictures, Inc. stockholders	$(1,823,000)	$(236,000)	$(4,349,000)	$(939,000)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted-average common shares outstanding -basic and diluted	278,141,035	59,355,545	217,767,404	57,975,771

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Shares,		Series A Preferred,		Series B Preferred,
	$.0001 Par Value Per Share		$.0001 Par Value Per Share		$.0001 Par Value Per Share		Additional	Common		Non	Total
	Shares		Shares		Shares		Paid-In	Stock	Accumulated	Controlling	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Interest	Deficit

Balance December 31, 2015	93,856,857	$9,000	-	$-	-	$-	$6,369,000	$-	$(11,594,000)	$(156,000)	$(5,372,000)

Common stock issued in conversion of notes payable	195,416,166	20,000					71,000				91,000

Common stock issued in conversion of notes payable - related party	35,000,000	4,000					5,000				9,000

Issuane of Series A and B due to settle advances			5,000,000	500	1,000,000	100	438,400				439,000

Net loss									(4,349,000)	(32,000)	(4,381,000)

Balance June 30, 2016	324,273,023	$33,000	5,000,000	$500	1,000,000	$100	$6,883,400	$-	$(15,943,000)	$(188,000)	$(9,214,000)

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss before noncontrolling interest	$(4,381,000)	$(962,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	4,203,000	(12,000)
Amortization of debt discount and debt issuance cost	79,000	109,000
Depreciation expense	1,000	1,000
Gain on extinguishment of derivative liability	(257,000)	-
Share based compensation	-	201,000
Write-off of subscription receivable	-	8,000

Changes in operating assets and liabilities:
Accounts receivable	(5,000)	(7,000)
Prepaid expenses and other current assets	(3,000)	7,000
Accounts payable	22,000	126,000
Accrued interest	51,000	12,000
Accrued payroll	86,000	-
Deferred revenue	-	(64,000)

Net cash used in operating activities	(204,000)	(581,000)

Cash flows from investing activities:
Purchase of computer equipment	-	(3,000)
Deposit on project paid to related party	-	(250,000)

Net cash used in investing activities	-	(253,000)

Cash flows from financing activities:
Advances from (repayments to) related parties	354,000	(79,000)
Proceeds from note payable - related party	-	380,000
Repayment of note payable – related party	(100,000)	(25,000)
Proceeds from issuance of notes payable	31,000	54,000
(Payments) proceeds from issuance of convertible notes payable	(122,000)	254,000
Proceeds from private placements of common stock	-	182,000
Proceeds from sale of units of common stock and warrants	-	150,000

Net cash provided by financing activities	163,000	916,000

Net cash increase (decrease) in cash and cash equivalents	(41,000)	82,000
Cash and cash equivalents - beginning of period	48,000	160,000
Cash and cash equivalents - end of period	$7,000	$242,000

Supplemental disclosures of cash flow information:
Interest paid in cash	$19,000	$4,000
Taxes paid in cash	$-	$-

Non Cash Investing and Financing Activities
Common stock issued upon conversion notes payable and accrued interest	$91,000	$192,000
Common stock issued upon conversion notes payable – related party	$9,000	$-
Preferred Stock issued upon settlement of related party advances and accrued payroll	$439,000	$-
Accrued legal services paid in stock	$-	$12,000
Debt discount due to convertible feature	$-	$278,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six and three months ended June 30, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on November 22, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $9,214,000 at June 30, 2016, and incurred a net loss of $4,381,000, and utilized net cash used in operating activities $204,000 for the six months ended. In addition, at June 30, 2016, $434,000 of convertible notes payable – related party and $54,000 of convertible notes matured and were in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the year ended December 31, 2015 expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amount of the Company’s derivative liability of $8,619,000 and $4,673,000 as of June 30, 2016 and December 31, 2015 was based on Level 2 measurements.

Concentrations

During the six months ended June 30, 2016 and 2015, the Company had one customer that accounted for 66% and 57% of sales respectively.

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

At June 30, 2016 and December 31, 2015 there were 2,952,600 warrants outstanding, which were excluded from the loss per share calculation as they were anti-dilutive.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2016, reporting date.

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

As of June 30, 2016, the project was still in pre-production stage. The Company determined there were no such impairment of the deposit at June 30, 2016 and December 31, 2015 due to the early stages of the film production.

Note 4 –Note Payable

The Company has a note payable to a financial institution wherein the Company can make advances up to $75,000. The note payable is secured by certain of the Company’ assets, bears an average interest rate of 5% per annum and will mature in April 2017. As of December 31, 2015, total outstanding note payable amounted to $44,000.

During the period ended June 30, 2016, the Company advanced $31,000 and accrued and paid interest of $1,000. As of June 30, 2016, outstanding balance of the note amounted $75,000.

Note 5- Convertible Notes Payable in Default

Convertible notes payable consist of the following as of June 30, 2016 and December 31, 2015:

		June 30, 2016	December 31, 2015

(a)	St. George	$-	$56,000
(b)	Vis Vires	-	78,000
(c)	Auctus Find	54,000	86,000
(d)	Vis Vires	-	41,000

Total Notes		54,000	261,000
Less Valuation Discount		-	(79,000)

	Net Balance	$54,000	$182,000

(a)	On May 6, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $91,000 to St. George Investments, LLC (the “Lender”). The note bore interest at 22% per annum, as amended and matured in April 2016. Under the terms of the note, there was an original issue discount (“OID”) of $8,000 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction were accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note. The note was convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15.0 million, at a defined Lender conversion price. As of December 31, 2015, outstanding balance of the note amounted to $56,000 and accrued interest of $3,000.

During the six months ended June 30, 2016, the Company accrued interest of $3,000 and paid off the note in its entirety with a total of interest and principal balance of $62,000.

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

During the the six months ended June 30, 2016, the Company accrued interest of $3,000, paid off the note and accrued interest in the aggregate of $79,000 and converted the remaining principal balance of $11,000 to 5,978,947 shares of common stock.

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

During the six months ended June 30, 2016, the Company converted principal and accrued interest in the aggregate of $37,000 to 147,627,745 shares of common stock. As of June 30, 2016, outstanding note balance amounted to $54,000 and accrued interest of $12,000. As of June 30, 2016, the note was past due and in default.

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

During the six months ended June 30, 2016, the Company converted the entire principal and accrued interest amounting to $43,000 to 41,809,474 shares of common stock.

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

During the six months ended June 30, 2016, the Company amortized to interest expense, $79,000 of the remaining debt discount. In addition, the Company also recorded and paid additional interest of $55,000 due to the default of certain of these notes.

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

During the period ended June 30, 2016, Mr. Bafer converted principal balance of $9,000 to 35 million shares of common stock. In addition, the Company paid Mr. Bafer $100,000 and accrued interest of $57,000. As of June 30, 2016, total outstanding note balance amounted to $434,000 and accrued interest of $99,000.

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

The Company had four convertible notes payable, five convertible note payable to a related party and warrants to purchase a total of 561,250 shares of common stock as of June 30, 2016 that were accounted for as derivative liability. The derivative liability were valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	December 31, 2015	June 30, 2016
Stock Price	$0.001	$0.001
Risk free interest rate	0.003%	0.39%
Expected Volatility	404%	462%
Expected life in years	0.614	0.625
Expected dividend yield	0%	0%

Fair Value – Warrants	$3,658,000	$7,283,000
Fair Value – Note Conversion Feature	$1,015,000	$1,336,000

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

During the six months ended June 30, 2016, the Company recorded a gain of $257,000 upon the extinguishment of derivative liabilities related to the payment and conversion of certain convertible notes, and a $4,203,000 relating to the change in the fair value of the derivatives during the period. As of June 30, 2016, the aggregate fair value of the derivative liabilities was $8,619,000.

Note 8 - Stockholders’ Deficit

In January 2016, the Company increased the number of authorized shares of common stock from 100,000,000 to 5,000,000,000 and the number of shares of its preferred stock from 10,000,000 to 50,000,000, the rights and preferences of which to be determined by the Board of Directors.

Issuance of Preferred Stock

In June 2016, the Company issued 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares to Mr. Tarek Kirschen, former Chief Executive Officer, as settlement for advances made by him to the Company during the period ended June 30, 2016 amounting to $354,000 and accrued payroll of $85,000 for a total of $439,000. The Preferred A shares is entitled to 100 votes per 1 share with no dividend rights and is not convertible to common shares. The Preferred B shares is convertible to 2 common shares per 1 preferred share and is entitled to 1 vote per 1 share with no dividend rights.

Concurrent with the settlement, Mr. Kirschen sold the 5 million Preferred A shares issued to him to an unrelated individual, Mr. David Cohen, for $150,000. As a result of this sale, Mr. Cohen gained control of the Company and became its Chief Executive Officer.

Common Shares Issued for Conversion of Notes Payable

During the six months ended June 30, 2016, the Company issued 230,416,166 common shares upon conversion of convertible notes, accrued interest and convertible notes – related party in the aggregate of $100,000.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2016:

	Warrants	Weighted Average Price
January 1, 2016	$2,952,600	$0.08
Granted	-
Exercised	-	-
Forfeited	-	-
June 30, 2016	2,952,600	$0.08

Note 9 - Related Party Transactions

Advances from Related Party

From time to time, the former CEO of the Company and a shareholder advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2015, outstanding advances from related party amounted to $31,000.

During the six-month ended June 30, 2016, Mr. Tarek Kirschen, the Company’s CEO at that time, advanced a total of $354,000 which was used to payoff of certain of the Company’s outstanding payables, convertible notes payable and accrued interest. In June 2016, the Company settled these advances from Mr. Kirschen in exchange for 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares.

As of June 30, 2016, total outstanding advances from related party amounted to $31,000.

Accrued Payroll

Pursuant to a September 2010 employment agreement with our former Chief Executive Officer, at June 30, 2016 and December 31, 2015, the Company had accrued payroll of $125,000.

During the period ended June 30, 2016, the Company accrued payroll of $85,000 pursuant to a February 2016 employment agreement with Mr. Tarek Kirschen, CEO. In June 2016, the Company settled this accrued payroll in exchange for 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares.

Note 10 - Subsequent Events

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

Subsequent to June 30, 2016, the Company issued 13,124,833 share of common stock upon conversion of convertible notes and accrued interest in the aggregate of $16,000.

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

Private Unit Offering

During the six months ended June 30, 2015, we commenced an offering to sell to certain “accredited investors” up to 31,250,000 units (each, a “Unit”) at a price per Unit of $0.50, each Unit consisting of one share of our common stock, one Class A Common Stock Purchase Warrant (the “Class A Warrant”) and one Class B Common Stock Purchase Warrant (the “Class B Warrant”). Each Class A Warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.00 per share for a period of two years after its issuance and each Class B Warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.00 per share for a period of two years after its issuance. The minimum investment amount per investor is $100,000 for 125,000 Units subject to our right to accept subscriptions in a lesser amount. We plan to invest up to $4,000,000 of the proceeds from this offering to partially finance the production of a motion picture based on the screenplay titled “Audition” written by film director, Richard Gray. In addition, we plan to continue use the balance of the offering proceeds in our feature film and television production business.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
Revenue	$7,000	$400,000
Cost of goods sold	$2,000	304,000
Operating expenses	$130,000	$211,000
Loss before income tax provision and non-controlling interest	$(1,823,000)	$(231,000)
Net income (loss) attributable to non-controlling interest	$-	$5,000
Net Income (loss) attributable to Carolco Pictures’ stockholders	$(1,823,000)	$(236,000)

Revenues for the six months ended June 30, 2016 and 2015 were 7,000 and $400,000, respectively. The decrease of $393,000 is due to the slow down in production activities during the change in the Company’s ownership.

Cost of goods sold for the three months ended June 30, 2016 were $2,000, which is minimal due to lower revenues and the pause in production activities due to the change in the Company’s ownership.

Operating expenses for the three months ended June 30, 2016 totaled $130,000, compared to $211,000 for the three months ended June 30, 2015. The decrease of approximately $81,000 was primarily attributable to a decrease in compensation expenses recognized between the periods, which was partially offset by an increase in professional fess totaling $51,000 during the six months ended June 30, 2016.

The Company realized a loss before income tax provision and non-controlling interest of $1,823,000 for the three months ended June 30, 2016, compared to a loss before income tax provision and non-controlling interest of $231,000 for the three months ended June 30, 2015. This significant loss increase of $1,592,000 was primarily due to $1,751,000 related to the charge related to the change in value of derivative liabilities on warrants and convertible notes issued by the Company.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015
Revenue	$29,000	$402,000
Cost of goods sold	$4,000	$337,000
Operating expenses	$272,000	$906,000
Loss before income tax provision and non-controlling interest	$(4,381,000)	$(962,000)
Net loss attributable to non-controlling interest	$(32,000)	$(22,000)
Net loss attributable to Carolco Pictures’ stockholders	$(4,349,000)	$(939,000)

Revenues for the six months ended June 30, 2016 were $29,000, as compared to $402,000 for the six months ended June 30, 2015. The decrease in revenue was due to the slow down in production activities during 2016 due to the change in Company’s ownership structure

Cost of goods sold for the six months ended June 30, 2016 were $4,000, as compared to $337,000 for the six months ended June 30, 2015. Cost of goods sold was significantly lower than prior year due to lower revenues between the periods due to the pause in operations because of the change in ownership structure during 2016.

Operating expenses for the six months ended June 30, 2016 totaled $272,000, compared to $906,000 for the six months ended June 30, 2015. The decrease of approximately $634,000 was primarily attributable to a decrease in compensation paid to executives in the form of common shares and warrants between the prior periods.

The Company has realized a loss before income tax provision and non-controlling interest of $4,381,000 for the six months ended June 30, 2016, compared to a loss before income tax provision and non-controlling interest of $962,000 for the six months ended June 30, 2015. This significant loss increase of $3,434,000 was primarily due to $4,203,000 related to the charge for the change in value of derivative liabilities on warrants and convertible notes issued by the Company.

Liquidity and Capital Resources

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Cash Used In Operating Activities	$(204,000)	$(581,000)
Net Cash Used In Investing Activities	$-	$253,000
Net Cash Provided by Financing Activities	$163,000	$916,000
Net Change in Cash	$(41,000)	$82,000

As of June 30, 2016, our assets totaled $279,000 and our liabilities totaled $9,493,000 and we had negative working capital of $9,465,000.

Pursuant to the terms of our employment agreement with Mr. Bafer, we were obligated to pay Mr. Bafer $150,000 per year. On October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses. Prior to that time, we did not have sufficient cash flows to make the required payments under the employment agreement and therefore, accrued all unpaid salary until such time we generate revenues from operations or raise additional capital through one or more financing transactions. Accrued salaries due Mr. Bafer totaled $125,000 at June 30, 2016 and December 31, 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $9,214,000 at June 30, 2016, and incurred a net loss of $4,381,000, and utilized net cash used in operating activities $204,000 for the six months ended. In addition, at June 30, 2016, $434,000 of convertible notes payable – related party and $54,000 convertible notes matured and were in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Derivative Financial Instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2015, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Stock-Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options and warrants granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options and warrants vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option and warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date. The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2016, the Company sold 3,555,500 common shares for $195,165 at purchase prices ranging from $0.005 to $0.20 per share.

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

CAROLCO PICTURES, INC.

Date: November 23, 2016	By:	/s/David Cohen
David Cohen
Chief Executive Officer (Principal Executive Officer)
and Director (Principal Financial and
Accounting Officer)

