Form 10-Q
period 2016-09-30
CAROLCO PICTURES, INC.
filed 2016-12-07
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

CAROLCO PICTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1395 Brickell Avenue Suite 800, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(877) 535-1400

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 6, 2016, there were 337,397,856 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current Assets
Cash	$200,000	$48,000
Accounts receivable	46,000	-
Prepaid expenses and other current assets	5,000	13,000
Total current assets	251,000	61,000

Property and equipment, net of accumulated depreciation of $11,000 and $10,000, respectively	1,000	2,000
Capitalized production costs	54,000	-
Deposits on project paid to related party	250,000	250,000
Intangible assets, net of accumulated amortization of $276,000	828,000	-
Total assets	$1,384,000	$313,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$160,000	$22,000
Accrued interest (including interest to related party of $108,000 and $42,000, respectively)	108,000	65,000
Accrued payroll	327,000	125,000
Advances from related parties	41,000	31,000
Deposit on future sale of equity	225,000	-
Notes payable	75,000	44,000
Convertible notes payable	-	182,000
Convertible notes payable-related party	434,000	543,000
Derivative liability	8,110,000	4,673,000
Total current liabilities	9,480,000	5,685,000

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding	500	-
Series B Preferred stock: $0.0001 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding	100	-
Series C Preferred stock: $0.0001 par value, 40,000,000 shares authorized; 40,000,000 issued and outstanding	4,000	-
Common stock par value $0.0001: 5,000,000,000 shares authorized; 337,397,856 and 93,856,857 shares issued and outstanding, respectively	34,000	9,000
Additional paid-in capital	8,718,400	6,369,000
Accumulated deficit	(16,663,000)	(11,594,000)
Non-Controlling Interest in Subsidiaries	(190,000)	(156,000)
Total Stockholders’ Deficit allocated to Carolco Pictures, Inc.	(8,096,000)	(5,372,000)

Total Liabilities and Stockholders’ Deficit	$1,384,000	$313,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$146,000	$366,000	$176,000	$769,000

Cost of goods sold	76,000	286,000	80,000	623,000

Gross profit	70,000	80,000	96,000	146,000

Operating expenses
Compensation	792,000	40,000	956,000	428,000
Professional fees	219,000	71,000	270,000	361,000
General and administrative	290,000	37,000	347,000	265,000
Total operating expenses	1,301,000	148,000	1,573,000	1,054,000

Loss from operations	(1,231,000)	(68,000)	(1,477,000)	(908,000)

Other income (expense)
Interest expense (including interest to related party for the nine months of $66,000 and $11,000, respectively)	(14,000)	(1,133,000)	(215,000)	(1,266,000)
Change in fair value of derivative liability	379,000	216,000	(3,826,000)	229,000
Gain on extinguishment of derivative liability	132,000	-	389,000	-
Gain on settlement of convertible note	28,000	-	28,000	-
Other income (expense)	(1,000)	1,000	(2,000)	(1,000)
Other income (expense), net	524,000	(916,000)	(3,626,000)	(1,038,000)

Loss before non-controlling interest	(707,000)	(984,000)	(5,103,000)	(1,946,000)
Net (loss) income attributable to non-controlling interest	(2,000)	5,000	(34,000)	(17,000)
Net loss attributable to Carolco Pictures, Inc. stockholders	$(705,000)	$(989,000)	$(5,069,000)	$(1,929,000)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted-average common shares outstanding -basic and diluted	373,961,099	58,837,772	257,264,681	58,164,613

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Shares, $.0001 Par Value Per Share		Series A Preferred, $.0001 Par Value Per Share		Series B Preferred, $.0001 Par Value Per Share		Series C Preferred, $.0001 Par Value Per Share		Additional		Non	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interest	Stockholder’s Defidt

Balance December 31, 2015	93,856,857	$9,000		$-		$-		$-	$6,369,000	$(11,594,000)	$(156,000)	$(5,372,000)

Common stock issued in conversion of notes payable	208,540,999	21,000							70,000			91,000

Common stock issued in conversion of notes payable - related party	35,000,000	4,000							5,000			9,000

Issuance of Series A and B to settle advances - related party			5,000,000	500	1,000,000	100			438,400			439,000

Issuance of Series A shares for issuance of Series C shares			(2,500,000)	(250)			12,750,000	1,275	510,975			512,000

Issuance of Series A and C shares upon acquisition of Recall Studios, Inc.			1,990,000	200			25,256,250	2,525	1,218,275			1,221,000

Issuance of Series A shares to related party			510,000	50					14,950			15,000
Issuane of Series C shares for services							1,993,750	200	91,800			92,000

Net loss										(5,069,000)	(34,000)	(5,103,000)

Balance September 30, 2016	337,397,856	$34,000	$5,000,000	$500	$1,000,000	$100	$40,000,000	$4,000	$8,718,400	$(16,663,000)	$(190,000)	$(8,096,000)

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss before noncontrolling interest	$(5,103,000)	$(1,946,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	3,826,000	(229,000)
Amortization of debt discount and debt issuance cost	79,000	1,229,000
Depreciation expense	1,000	1,000
Gain on extinguishment of derivative liability	(389,000)	-
Share-based compensation	619,000	204,000
Gain on settlement of convertible note	(28,000)	-
Amortization of intangible assets	276,000	-
Write-off of subscription receivable	-	8,000

Changes in operating assets and liabilities:
Accounts receivable	(46,000)	11,000
Prepaid expenses and other current assets	8,000	(69,000)
Capitalized production costs	(24,000)	(17,000)
Accounts payable and accrued expenses	138,000	26,000
Accrued interest	49,000	23,000
Accrued payroll	292,000	(25,000)
Deferred revenue	-	45,000

Net cash used in operating activities	(302,000)	(739,000)

Cash flows from investing activities:
Purchase of computer software	-	(3,000)
Deposit on project paid to related party	-	(250,000)
Cash acquired from acquisition	107,000

Net cash provided by (used in) investing activities	107,000	(253,000)

Cash flows from financing activities:
Advances from (repayments to) related parties	359,000	(80,000)
(Payments) proceeds from note payable - related party	(100,000)	380,000
Proceeds from issuance of notes payable	31,000	27,000
(Payments) proceeds from issuance of convertible notes payable	(148,000)	323,000
Proceeds from private placements of common stock	-	195,000
Proceeds from sale of units of common stock and warrants	-	150,000
Deposit on future sale of equity	205,000	-

Net cash provided by financing activities	347,000	995,000

Net increase in cash and cash equivalents	152,000	3,000
Cash and cash equivalents - beginning of period	48,000	160,000
Cash and cash equivalents - end of period	$200,000	$163,000

Supplemental disclosures of cash flow information:
Interest paid in cash	$76,000	$5,000
Taxes paid in cash	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued upon conversion notes payable and accrued interest	$100,000	$-
Issuance of Series A and B Preferred Stock upon settlement of related party advances and accrued payroll	$439,000	$-
Issuance of Series A and C Preferred Stock issued upon acquisition of Recall Studios, Inc.	$1,221,000	-
Debt discount due to convertible feature	$-	$287,000
Net loss attributable to non-controlling interest	$34,000	$17,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Note 1 - Organization and Basis of Operations

Carolco Pictures, Inc. (the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name “York Entertainment, Inc.” The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. and changed its stock symbol from “BTOP” to “CRCO.”

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“GAAP”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on November 22, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $8,096,000 at September 30, 2016, and incurred a net loss of $5,103,000 and utilized net cash used in operating activities of $302,000 for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Management estimates that the current funds on hand as of the date of this report will be sufficient to continue operations through December 31, 2016.

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

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

York Productions, LLC	The State of Florida	October 22, 2008 (June 1, 2010)	60%

York Productions II, LLC	The State of Florida	June 13, 2013	60%

S&G Holdings, Inc.	The State of Tennessee	January 4, 2005 (December 24, 2013)	75%

Recall Studios, Inc.	The State of Nevada	March 30, 2016 (July 27, 2016)	100%

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described:

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

The carrying amount of the Company’s derivative liability of $8,110,000 and $4,673,000 as of September 30, 2016 and December 31, 2015, respectively, was based on Level 2 measurements.

Concentrations

During the three and nine months ended September 30, 2016 and 2015, the Company had one customer that accounted for 100% and 85%, 79% and 57% of sales, respectively.

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

Deposit for Film Project to Related Party

Deposit for film project includes capitalizable production costs, production overhead, interest, development costs and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

Capitalized Production Costs

Capitalized production costs consist of capitalized costs pursuant to contractual amount due or paid by the Company for development of virtual reality content, films produced or film rights acquired in preparation of development. Capitalized costs include all direct production and production overhead.

In accordance with current accounting guidelines, the Company will amortize capitalized production costs using the individual film forecast computation method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the virtual reality content, films or television programs.

Capitalized production costs are stated at lower of amortized cost or estimated fair value. The valuation of capitalized production costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our programs, the Company projects revenue in future periods to create an ultimate revenue.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. Ultimate revenue is reviewed and revised at least once per year.

During the period ended September 30, 2016, the Company capitalized production costs amounting to $54,000 for projects that are still in development.

Intangible Assets

Intangible assets consist of employment agreements acquired as a result of the acquisition of Recall Studios, Inc. (“Recall”) in July 2016 and are accounted in accordance with current accounting guidelines and amortized over their expected life. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At September 30, 2016, the Company had remaining intangible assets of $828,000. There were no indications of impairment based on management’s assessment of these assets at September 30, 2016. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

At September 30, 2016 and December 31, 2015 there were 2,952,600 warrants outstanding, which were excluded from the loss per share calculation as they were anti-dilutive.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2016 reporting date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

NOTE 3 – Acquisition of Recall Studios, Inc.

On July 25, 2016, the Company entered into an agreement whereby, the Company issued 25,256,250 shares of Series C Stock and 1,990,000 shares of Series A stock with an estimated fair value of $1.2 million in exchange for all of the issued and outstanding shares of Recall. Recall is a Nevada corporation in the business of developing and producing Virtual Reality (VR) and Augmented Reality (AR) content and devices.

The acquisition of Recall has been accounted for as a purchase and the operations of Recall have been consolidated since July 25, 2016, the effective date of the acquisition. The $1.2 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. The purchase price and allocation of the purchase price was as follows:

Purchase price:

●	Fair value of 25,256,250 shares of Series C stock	$1,161,000
●	Fair value of 1,990,000 shares of Series A stock	60,000
Purchase price		$1,221,000

Purchase price allocation:

●	Intangible asset, related to employment with covenants not to compete agreements	$1,104,000
●	Cash balance at acquisition date	107,000
●	Capitalized production cost	30,000
●	Deposit on future sale of equity	(20,000)
Purchase price		$1,221,000

Management used valuation of $0.046 per share or $1,161,000 to value the 25,256,250 shares of Series C Stock, based on various inputs, including a valuation report prepared by the third-party valuation firm. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections. Management used a valuation of $0.030 per share or $60,000 to value the 1,990,000 shares of Series A Stock issued based upon the most recent sale of the Series A for cash.

The Company estimates that the intangible assets will have a life of one year which is equal to the terms of the employment and covenants not to compete agreements.

During the period ended September 30, 2015, the Company recorded amortization expense of $276,000. As of September 30, 2016, the unamortized balance of these intangible assets amounted to $848,000.

The Company did not disclose pro forma financial statements pursuant to FASB Topic 805 “Disclosure of Supplementary Pro Forma Information for Business Combinations” as Recall was established and started operations during April 2016, and its operations were insignificant.

Note 4 – Deposit for Film Project Paid to Related Party

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, who at the time was the Chairman of the Company. Pursuant to the agreement (the “Kassar Agreement”), the Company provided $250,000 in funding to a company managed by Mr. Kassar for the production of a film initially titled “Audition.”

Pursuant to the terms of the Kassar Agreement, the Company engaged Mr. Kassar to render producing and sales services for each film in the “Rambo” franchise, “SMITE” franchise or other feature length motion picture property introduced to the Company by Mr. Kassar (each, a “Picture”) on the same terms as apply to “Audition,” except that the producing fee shall not be less than 10% of the budget of each Picture. The Company also agreed to pay Mr. Kassar 5% of the purchase price of any Carolco-produced feature length films in the “Rambo” franchise and all completed films or film libraries acquired by the Company with Mr. Kassar’s assistance and based on Mr. Kassar’s introduction to the Company of such completed films or film libraries. The terms of the Kassar Agreement also provide that the Company will pay Mr. Kassar a discretionary bonus in relation to his efforts in bringing projects and opportunities to the Company.

As of September 30, 2016, the Audition project was still in pre-production stage. The Company determined there was no impairment of the deposit at September 30, 2016 and December 31, 2015 due to the early stages of the film production.

Note 5 –Note Payable

The Company has a note payable to a financial institution pursuant to which the Company can make advances up to $75,000. The note payable is secured by certain of the Company’s assets, bears an average interest rate of 5% per annum and will mature in April 2017. As of December 31, 2015, total outstanding note payable amounted to $44,000.

During the period ended September 30, 2016, the Company received advances of $31,000 and accrued and paid interest of $2,000. As of September 30, 2016, outstanding balance of the note amounted to $75,000.

Note 6- Convertible Notes Payable

Convertible notes payable consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

(a) St. George	$-	$56,000
(b) Vis Vires	-	78,000
(c) Auctus Fund	-	86,000
(d) Vis Vires	-	41,000

Total Notes	-	261,000
Less Valuation Discount	-	(79,000)

Net Balance	$-	$182,000

(a)	On May 6, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $91,000 to St. George Investments, LLC (the “Lender”). The note bore interest at 22% per annum, as amended and matured in April 2016. Under the terms of the note, there was an original issue discount (“OID”) of $8,000 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction were accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note. The note was convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15.0 million, at a defined Lender conversion price. As of December 31, 2015, outstanding balance of the note amounted to $56,000 and accrued interest of $3,000.

During the nine months ended September 30, 2016, the Company accrued interest of $3,000 and paid off the entire principal note balance of $56,000 and accrued interest of $6,000.

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

During the nine months ended September 30, 2016, the Company accrued interest of $3,000, paid off the note and accrued interest in the aggregate of $79,000 and converted the remaining principal balance of $11,000 to 5,978,947 shares of common stock.

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

During the nine months ended September 30, 2016, the Company converted principal and accrued interest in the aggregate of $38,000 to 160,752,578 shares of common stock. In addition, the Company settled with the note holder the remaining principal balance of $53,000 in exchange for cash payment of $25,000 which resulted in gain of $28,000. As of September 30, 2016, there were no outstanding note balance and accrued interest.

(d)	On July 10, 2015, the Company issued a convertible promissory note in the principal amount of $52,500 to VVG. The note bore interest at 22% per annum, as amended and matured in April 2016. VVG deducted $1,000 from the proceeds to cover their legal related costs which were charged to interest expense. The note carried a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10-day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $41,000 and accrued interest of $3,000.

During the nine months ended September 30, 2016, the Company converted the entire principal and accrued interest amounting to $42,000 to 41,809,474 shares of common stock.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of these notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares were available to share settle the conversion option. As a result, the Company determined that the conversion features of the notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the notes in 2015, the initial fair value of the embedded conversion feature was $532,000. As such, the Company recorded a $532,000 derivative liability, of which $305,000 was recorded as debt discount offsetting the fair value of the notes and the remainder of $226,000 was recorded as a financing cost in 2015. The discount is being amortized using the effective interest rate method over the life of the debt instruments. The unamortized balance of the debt discount was $79,000 as of December 31, 2015.

During the nine months ended September 30, 2016, the Company amortized to interest expense, $79,000 of the remaining debt discount. In addition, the Company also recorded and paid additional interest of $55,000 due to the default of certain of these notes.

Note 7 – Convertible Notes Payable to Related Party

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

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuer’s control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. As a result, the Company determined that the conversion features of the notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes in 2015, the initial fair value of the embedded conversion feature was $1.5 million. The Company determined that the cancellation of the previously issued promissory notes in exchange for the convertible notes issued in 2015 was an extinguishment of debt, and the fair value of the derivative liability of $1.5 million was created upon the exchange of debt instruments and was accounted as a debt extinguishment cost during the year ended December 31, 2015.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. As of December 31, 2015, total outstanding note balance amounted to $543,000 and accrued interest of $42,000.

In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid.

During the period ended September 30, 2016, Mr. Bafer converted principal balance of $9,000 to 35 million shares of common stock. In addition, the Company paid Mr. Bafer $100,000 and accrued interest of $66,000. As of September 30, 2016, total outstanding note balance amounted to $434,000 and accrued interest of $108,000.

Note 8 - Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain warrants issued to investors and conversion features of notes payable do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and the fair value of the warrants have been recognized as a derivative and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Company had four convertible notes payable, five convertible notes payable to a related party and warrants to purchase a total of 561,250 shares of common stock as of September 30, 2016 that were accounted for as derivative liability. The derivative liability was valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	December 31, 2015	September 30, 2016
Stock Price	$0.001	$0.0003
Risk free interest rate	0.003%	0.50%
Expected Volatility	404%	472%
Expected life in years	0.614	0.625
Expected dividend yield	0%	0%

Fair Value – Warrants	$3,658,000	$5,521,000
Fair Value – Note Conversion Feature	$1,015,000	$2,589,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the derivative securities was determined by the remaining contractual life of the derivative instrument. For derivative instruments that already matured, the Company used the estimated life. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the nine months ended September 30, 2016, the Company recorded a gain of $389,000 upon the extinguishment of derivative liabilities related to the payment and conversion of certain convertible notes, and a gain of $3,826,000 relating to the change in the fair value of the derivatives during the period. As of September 30, 2016, the aggregate fair value of the derivative liabilities was $8,110,000.

Note 9 - Stockholders’ Deficit

Issuance of Preferred Stock

During the period from January 1, 2016 to June 30, 2016, Mr. Tarek Kirschen, the Company’s Chief Executive Officer at that time, made non-interest bearing advances of $354,000 to the Company. In addition, the Company also accrued payroll of $85,000 pursuant to Mr. Kirschen’s employment agreement. In June 2016, the Company issued 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares to Mr. Kirschen as settlement for advances made by him and his accrued payroll in the aggregate amount of $439,000. The holder of Preferred A shares is entitled to 100 votes per Preferred A share with no dividend rights and the Preferred A shares are not convertible to common shares. The Preferred B shares are convertible into 2 common shares per each Preferred B share, and the holder of Preferred B shares is entitled to 1 vote per Preferred B share, with no dividend rights. Concurrent with the settlement, Mr. Kirschen sold the 5,000,000 Preferred A shares issued to him to South Centre, Inc. (“South Centre”), a firm owned by an unrelated individual, Mr. David Cohen, for $150,000. As a result of this sale, Mr. Cohen gained control of the Company and became its Chief Executive Officer.

In July 2016, the Company entered into a Redemption and Issuance Agreement by and between the Company and South Centre. Pursuant to the agreement, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock from South Centre in exchange for 12,750,000 shares of Series C Preferred Stock. The Preferred C shares are convertible to 2 common shares per Preferred C share and each Preferred C share is entitled to 1 vote, with no dividend rights. The Company determined the fair value of the 2,500,000 Series A shares redeemed to be $75,000, or $0.03 per share, which was the price paid by Mr. Cohen when he bought the Series A shares in June 2016. The Company determined that fair value the 12,750,000 Series C shares issued to be $586,000, or $0.046 per share, pursuant to a valuation performed for the Recall acquisition (see Note 3). As a result of this exchange agreement, the Company recorded compensation expense of $512,000 to account for the difference between the fair value of the 2,500,000 Series A shares redeemed and the 12,750,000 Series C shares issued to South Centre.

In July 2016, the Company granted 1,993,750 per statement of stockholder’s deficit shares of Preferred C Stock with a fair value of $92,000 for consulting and legal services rendered, which was recorded as part of Operating Expenses in the accompanying Statements of Operations.

In July 2016, the Company issued 510,000 shares of Preferred A Stock with a fair value of $15,000 to Mr. Alex Bafer pursuant to his appointment as Chairman of the Board of Directors.

Deposit on Future Sale of Equity

During the period ended September 30, 2016, the Company’s wholly-owned subsidiary, Recall sold 562,500 shares of Recall’s common stock for total proceeds of $225,000. These common shares were not included in the purchase agreement when the Company acquired Recall in July 2016.

The Company is in the process of converting these 562,500 shares of Recall common stock to the Company’s Series C stock pursuant to the original terms of its acquisition of Recall.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2016:

	Warrants	Weighted Average Price
January 1, 2016	2,952,600	$0.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
September 30, 2016	2,952,600	$0.08

Note 10 - Related Party Transactions

Advances from Related Party

From time to time, the former CEO of the Company and a shareholder advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2015, outstanding advances from related party amounted to $31,000.

During the nine-month period ended September 30, 2016, a shareholder and employee made non-interest bearing advances of $10,000 to the Company.

As of September 30, 2016, total outstanding advances from related party amounted to $41,000.

Accrued Payroll

Pursuant to a September 2010 employment agreement with our former Chief Executive Officer, the Company had accrued payroll of $125,000 as of December 31, 2015.

During the nine months ended September 30, 2016, the Company accrued payroll in the aggregate of $287,000 for officers and employees salaries. In June 2016, as part of the settlement with Mr. Kirschen, the Company’s CEO at that time, the Company issued 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares as settlement of his accrued payroll of $85,000.

As of September 30, 2016, accrued payroll amounted to $327,000, of which $125,000 pertains to the accrued salary of two officers, Mr. Cohen, CEO and Mr. Bafer, Chief Development Officer.

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

Through Recall, our subsidiary that we acquired in July 2016, we focus on Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production. Founded by business, media and entertainment industry leaders to meet growing demand for virtual reality and augmented reality content, Recall operates within the convergence of immersive content and software. Recall will allow consumers to create and share interactive experiences across all platforms. Combining modern business strategy with industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film virtual reality and television projects, the Company and its subsidiaries are analyzing profitability across myriad entertainment sectors.

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

Recent Developments

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the then-Chief Executive Officer and a director of the Company and South Centre, a firm owned solely by David Cohen, a then-unrelated individual. The SPA provided that the Company would issue to Mr. Kirschen 5,000,000 shares of newly designated Series A Preferred Stock of the Company, par value $0.0001 per share (the “Series A Stock”), in exchange for the payment to the Company of $500, which would thereafter be sold by Mr. Kirschen to South Centre for $150,000. Mr. Cohen thereby became the controlling shareholder of the Company.

The SPA, as amended pursuant to Amendment No. 1 to the SPA, executed on June 24, 2016, provided that the closing of the transactions thereunder (the “Closing”) would occur upon satisfaction of all conditions precedent, including the issuance of the shares of Series A Stock and the issuance of shares of Series B Preferred Stock of the Company, the delivery of certain documents to evidence the valid issuance of the Series A Stock to Mr. Kirschen, the execution and delivery of certain additional documents, including the Release and Issuance Agreement as discussed below, and certain other customary closing conditions. All such conditions were satisfied and the transactions under the SPA closed on June 27, 2016.

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

In the Release Agreement, the Company also agreed to issue to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”), and Mr. Kirschen agreed to forgive $438,767.35 that was owed by the Company to Mr. Kirschen (the “Debt”). The transactions under the Release Agreement closed concurrently with the Closing under the SPA, on June 27, 2016. Upon the Closing, Mr. Cohen was named a director and the Chief Executive Officer of the Company.

On July 20, 2016, the Company entered into an Amendment to Promissory Notes (“Notes Amendment”) with Alexander Bafer pursuant to which the maturity date of each of our five loans from Mr. Bafer was amended to be August 1, 2017 instead of October 1, 2015. The five loans are represented by Replacement Convertible Promissory Notes (“Notes”). Pursuant to the terms of the Notes Amendment, Mr. Bafer waived any default under each of the Notes through the date of the Notes Amendment as a result of any amounts payable under the Notes not being paid as of October 1, 2015 and waived the payment of any Default Interest (as defined in the Notes) through the date of the Notes Amendment as a result of such failure of payment. No other terms of the loans changed, and we did not pay any consideration for the extension. Our outstanding balance on the loans under the Notes as of July 20, 2016 was approximately $468,662.

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

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall, South Centre and various other shareholders of Recall (the “Recall Shareholders”).

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

Recall focuses on Virtual Reality content. Founded by business, media and entertainment industry leaders to meet growing demand for Virtual Reality (VR), and Augmented Reality (AR) content, that Recall is the future of new media entertainment and technology. Operating within the convergence of immersive content and software, Recall is allowing consumers to create and share interactive experiences across all platforms through its production of content and software permitting consumer based editing of non-linear content.

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

From April 2016 through September 2016, the Company issued 243,540,999 share of common stock upon conversion of convertible notes and accrued interest in the aggregate of $144,000.

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

Private Unit Offering

In March 2015, we commenced an offering to sell to certain accredited investors up to 31,250,000 units (each, a “Unit”) at a price per Unit of $0.50, with each Unit consisting of one share of our common stock, one Class A Common Stock Purchase Warrant (the “Class A Warrant”) and one Class B Common Stock Purchase Warrant (the “Class B Warrant”). Each Class A Warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.00 per share for a period of two years after its issuance and each Class B Warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.00 per share for a period of two years after its issuance. The minimum investment amount per investor is $100,000 for 125,000 Units subject to our right to accept subscriptions in a lesser amount. We plan to invest up to $4,000,000 of the proceeds from this offering to partially finance the production of a motion picture based on the screenplay titled “Audition” written by film director, Richard Gray. In addition, we plan to continue use the balance of the offering proceeds in our feature film and television production business.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015
Revenue	$146,000	$366,000
Cost of goods sold	$76,000	$286,000
Operating expenses	$1,301,000	$148,000
Loss before non-controlling interest	$(707,000)	$(984,000)
Net (loss) income attributable to non-controlling interest	$(2,000)	$5,000
Net loss attributable to Carolco Pictures’ stockholders	$(705,000)	$(989,000)

Revenues for the three months ended September 30, 2016 and 2015 were 146,000 and $366,000, respectively. The decrease of $220,000 is due to the slowdown in production activities during the change in the Company’s ownership in June 2016.

Cost of goods sold for the three months ended September 30, 2016 and 2015 were $76,000 and $286,000, respectively. The decrease of $210,000 is directly related to the decrease of approximately 60% in revenues, which was due to the change in the Company’s ownership in June 2016.

Operating expenses for the three months ended September 30, 2016 totaled $1,301,000, compared to $148,000 for the three months ended September 30, 2015. The increase of approximately $1,153,000 was primarily attributable to $276,000 in amortization expense related to intangible assets, an increase of $752,000 in compensation expenses due to new employment contracts under the new Company’s ownership, and an increase of $149,000 in professional fees.

The Company realized a loss before non-controlling interest of $707,000 for the three months ended September 30, 2016, compared to a loss before non-controlling interest of $984,000 for the three months ended September 30, 2015. This improvement was primarily due to a gain of $379,000 related to the change in value of derivative liabilities on warrants and convertible notes issued by the Company.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months Ended September 30,
	2016	2015
Revenue	$176,000	$769,000
Cost of goods sold	$80,000	$623,000
Operating expenses	$1,573,000	$1,054,000
Loss before non-controlling interest	$(5,103,000)	$(1,946,000)
Net loss attributable to non-controlling interest	$(34,000)	$(17,000)
Net loss attributable to Carolco Pictures’ stockholders	$(5,069,000)	$(1,929,000)

Revenues for the nine months ended September 30, 2016 were $176,000, as compared to $769,000 for the nine months ended September 30, 2015. The decrease in revenue of $593,000 was due to the slowdown in production activities during 2016 due to the change in Company’s ownership.

Cost of goods sold for the nine months ended September 30, 2016 were $80,000, as compared to $623,000 for the nine months ended September 30, 2015. Cost of goods sold was significantly lower than prior year due to lower revenues between the periods of approximately 73% due to the pause in operations because of the change in ownership during 2016.

Operating expenses for the nine months ended September 30, 2016 totaled $1,573,000, compared to $1,054,000 for the nine months ended September 30, 2015. The increase of approximately $519,000 was primarily attributable to $276,000 in amortization expense related to intangible assets, and an increase of $527,000 in compensation expenses due to new employment contracts under the Company’s new ownership.

The Company has realized a loss before non-controlling interest of $5,103,000 for the nine months ended September 30, 2016, compared to a loss before non-controlling interest of $1,946,000 for the nine months ended September 30, 2015. This loss increase of $3,157,000 was primarily due to $3,826,000 related to the charge for the change in value of derivative liabilities on warrants and convertible notes issued by the Company.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Cash Used In Operating Activities	$(302,000)	$(739,000)
Net Cash Provided by Investing Activities	$107,000	$253,000
Net Cash Provided by Financing Activities	$347,000	$994,000
Net Change in Cash	$(152,000)	$2,000

As of September 30, 2016, our assets totaled $1,384,000, our liabilities totaled $9,480,000 and we had negative working capital of $9,229,000.

Pursuant to the terms of our employment agreement with Mr. Bafer, we were obligated to pay Mr. Bafer $150,000 per year. On October 1, 2011, Mr. Bafer agreed to waive future base salary under his employment agreement, until further notice, in an effort to reduce our operating expenses. Prior to that time, we did not have sufficient cash flows to make the required payments under the employment agreement and therefore, accrued all unpaid salary until such time we generate revenues from operations or raise additional capital through one or more financing transactions. Accrued salaries due Mr. Bafer totaled $125,000 at September 30, 2016 and December 31, 2015.

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

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate its business. We do not currently have any additional third party financing available in the form of loans, advances, or commitments. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $8,096,000 at September 30, 2016, and incurred a net loss of $5,103,000, and utilized net cash used in operating activities $302,000 for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing. Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is not currently engaged in any legal proceedings, however, the Company received a letter dated April 26, 2016 from Studiocanal S.A. (“Studiocanal”) and another letter dated December 1, 2016 from counsel representing Studiocanal claiming that Studiocanal owns common law rights to certain marks currently being used by the Company. Such marks were previously registered by a company that has been defunct since 1996. In addition, Studiocanal and its counsel claim that Studiocanal owns all right, title and interest in and to the catalogue of television programs and films that were produced and distributed by that defunct company, including the Rambo franchise, Terminator 2: Judgment Day, Basic Instinct and Total Recall. The December 2016 letter states that the use of trademarks and copyrighted images by the Company constitutes infringement of intellectual property rights, a violation of the Digital Millennium Copyright Act, false advertising, unfair competition, misappropriation of trademarks and trademark dilution.

Studiocanal’s counsel requested that the Company cease and desist from use of such marks and material and relinquish trademark registrations legally obtained by the Company. Following receipt of the April 2016 letter, the Company responded and discussions were held between representatives of the Company and Studiocanal. The Company has not yet responded to the December 2016 letter. As of the date hereof, the Company is not aware of any legal proceeding having been brought by Studiocanal.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1(a)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(b)	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(c)	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2014 (Incorporated by reference to Exhibit 3.1(III) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed with the SEC on March 31, 2015).

3.1(d)	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2015).

3.1(e)	Amended Articles of Incorporation of Carolco Pictures, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

3.1(f)	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(g)	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(h)	Certificate of Designation of Series C Preferred Stock of the Company, effective as of July 21, 2016 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

3.2(a)	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.2(b)	Bylaws, as amended on June 22, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.2(c)	Bylaws of the Company, as amended on July 20, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.1+	2014 Incentive Stock Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).

10.2+	Employment Agreement with Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

10.3	Production Services Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.4	Operating Agreement to York Productions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.5	Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.6+	Executive Employment Agreement between S&G Holdings, Inc. and Martin Fischer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.7+	Brick Top Chief Development Executive Services Agreement between Brick Top Productions, Inc. and Mario Kassar dated November 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2014).

10.8+	Brick Top Productions Executive Services Agreement between Brick Top Productions, Inc. and Harrison Smith and Felissa Rose dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2014).

10.9	Debt Conversion Agreement dated as of December 29, 2014 between Brick Top Productions, Inc. and Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014).

10.10+	Agreement for Chairman of Board of Directors among Carolco Pictures, Inc., certain shareholders of the Company and Mario Kassar dated as of February 13, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.11+	Agreement dated April 29, 2015, by and between Carolco Pictures, Inc. and Mario Kassar (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015).

10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2015).

10.13	Convertible promissory note in favor of Alexander Bafer for $45,527, dated July 9, 2015 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.14	Convertible promissory note in favor of Alexander Bafer for $51,076 dated July 9, 2015 (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.15	Convertible promissory note in favor of Alexander Bafer for $102,042 dated July 9, 2015 (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.16	Convertible promissory note in favor of Alexander Bafer for $155,875 dated July 9, 2015 (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.17	Convertible promissory note in favor of Alexander Bafer for $188,597 dated July 9, 2015 (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.18	Convertible promissory note in favor of Vis Vires Group, Inc. $52,500 dated July 10, 2015 (Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.19	Stock Purchase Agreement, dated as of June 22, 2016 by and between Tarek Kirschen, South Centre, Inc. and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.20	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2016, by and between Tarek Kirschen, South Centre, Inc. and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.21	Release and Issuance Agreement, dated as of June 22, 2016, by and between Tarek Kirschen, South Centre, Inc., Alexander Bafer and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.22	Letter Agreement between Carolco Pictures, Inc. and Esposito Partners, PLLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.23	Redemption Agreement, dated as of July 21, 2016, by and between South Centre, Inc. and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.24	Contribution Agreement, dated as of July 25, 2016, by and between the Company and the other parties thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.25+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Bradley Albert (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.26+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Justin Morris (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.27+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.28+	Chairman Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

21.1	Subsidiaries of the Registrant (Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011).

31.1*	Section 302 Certificate of Chief Executive Officer and principal financial officer

32.1*	Section 1350 Certification of Chief Executive Officer and principal financial officer

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLCO PICTURES, INC.

Date: December 7, 2016	By:	/s/ David Cohen
David Cohen
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

