Form 10-K
period 2016-12-31
CAROLCO PICTURES, INC.
filed 2017-04-10
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2017, was 33,930 shares.

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

Through our subsidiary that we acquired in December 2013, High Five Entertainment, we specialize in the development and presentation of quality television programming including live events and award shows. The Company focuses much of its efforts in the area of productions related to televised awards programming where it believes it has the expertise to grow in this sector.

Through our subsidiary that we acquired in July 2016, Recall Studios, we focus on Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production.

Corporate History Summary

We were incorporated on February 20, 2009, in the State of Florida, under the name York Entertainment, Inc. On October 5, 2010, we amended our articles of incorporation to change our name to Brick Top Productions, Inc. Effective December 31, 2015, we amended our articles of incorporation to change our name to Carolco Pictures, Inc. For a complete history of our operations since we were incorporated in February 2009, please refer to our reports and documents filed with SEC at www.sec.gov.

Business Plan, Objectives and Recent Developments

Carolco Pictures creates feature films and television entertainment content, as well as virtual reality content. We are also developing non-linear consumer based editing software.

Through our recent acquisition of Recall Studios, Carolco Pictures creates virtual reality content and is developing non-linear consumer based editing software. This acquisition was a related party transaction due to the common ownership interest by Alex Bafer, the Company’s Chairman of the Board of Directors and Chief Development Officer.

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

On October 14, 2015, Frank Esposito and Martin Fisher resigned as members of the Board of Directors. On October 15, 2015, Sam Lupowitz and Richard Waserstein were appointed to serve as members of the Board of Directors, and Mr. Lupowitz was appointed CEO. On October 16, 2015, Mr. Bafer resigned his position as president and CEO of the Company

On January 1, 2016, Sam Lupowitz and other shareholders, collectively representing Carolco Pictures, Inc.’s controlling shareholders, (jointly, the “Seller”), entered into and closed separate and distinct Securities Purchase Agreements (the “Agreements”) with Tarek Kirschen whereby Tarek Kirschen (individually) purchased, in the aggregate, 5,000,000 shares of the Company’s Series A Preferred Shares and a total of 3,000 common shares of the Company’s common stock (the “Shares”). Each share of the Series A Preferred Stock has 100 votes on all matters presented to the holders of Common Stock, resulting in Tarek Kirschen holding a majority of the issued and outstanding voting capital shares of the Company.

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

On June 29, 2016, the Company entered into a letter agreement with Esposito Partners, PLLC (“Esposito Partners”), pursuant to which the Company engaged Esposito Partners to provide legal services to the Company (the “Agreement”). The Agreement also provides that Frank Esposito, the Managing Member of Esposito Partners, shall be named as a Director of the Company and shall also serve as the Company’s Chief Legal Officer and Secretary.

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

On July 21, 2016, the Company entered into a Redemption and Issuance Agreement (the “Redemption Agreement”) by and between the Company and South Centre, Inc., an entity owned and controlled by David Cohen, the Company’s sole director (at the time) and Chief Executive Officer. Pursuant to the Redemption Agreement, on the same date, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock (the “Series A Stock”) in exchange for the payment to South Centre of $0.0001 per share. The Company undertook the redemption for the purposes of obtaining the shares of Series A Stock so that such shares could be paid to certain third parties in connection with the Contribution Agreement as disclosed below. Pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”)in exchange for payment to the Company of $1,000.

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall Studios, Inc., a Nevada corporation (“Recall”), South Centre and various other shareholders of Recall (the “Recall Shareholders”). The Contribution Agreement provided that the Recall Shareholders would contribute to the Company all of the shares of Recall held by the Recall Shareholders, which would result in Recall becoming a wholly owned subsidiary of the Company. In return for the contributions by the Recall Shareholders, the Company issued to the Recall Shareholders 25,256,250 shares of Series C Stock and 2,500,000 shares of the Series A Stock, that were redeemed by the Company from South Centre, as described above. The transactions under the Contribution Agreement closed on July 25, 2016. This acquisition was a related party transaction due to the common ownership interest by Alex Bafer, the Company’s Chairman of the Board of Directors and Chief Development Officer.

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

On July 25, 2016, pursuant to the Contribution Agreement, the Company issued 1,990,000 shares of Series A Stock and 25,256,250 shares of Series C Stock to the Recall Shareholders in exchange for the contribution to the Company by the Recall Shareholders (collectively) of 25,256,250 shares of common stock of Recall, and 748,334 shares of Class A Preferred Stock of Recall, collectively constituting 100% of the issued and outstanding capital stock of Recall. Pursuant to the Redemption Agreement pursuant to which South Centre returned 2,500,000 shares of the Series A Stock to the Company, on July 25, 2016, the Company issued to South Centre 12,750,000 shares of Series C Stock in exchange for payment to the Company of $1,000. At the option of the holder thereof, each share of Series C Stock is convertible into two shares of common stock of the Company (the “Common Stock”) provided that this option is not exercisable until there are sufficient shares of Common Stock authorized for the conversion of all of the Series C Stock. There is no adjustment to the conversion ratio in the event of a reverse stock split of the common stock or for any other reason.

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

In January 2017, the Company’s Board of Directors declared a 1-for-10,000 reverse stock split of the Company’s common stock. All shares and pre-share amounts have been restated as of the earlier periods presented to reflect the stock split.

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

High Five made an extremely successful foray into the fascinating world of motorsports entertainment, producing the Fox Sports 1 (formerly known as the SPEED Channel) top-rated series “Pass Time”, a riveting, fast-paced game show for gear heads. HFE produced more than 150 episodes of the show. Also for SPEED Channel, High Five produced two seasons of the popular unscripted series “Drag Race High” pitting two area high school motor-shop classes in direct head to head competition building and racing their own dragsters. HFE followed this with the series “Burnout –The Ultimate Drag Race Challenge” in Phoenix, AZ which aired on MTV2. HFE also recently produced a record-breaking PBS pledge special with Dr. Daniel Amen, iChange Your Brain, Change Your Life”, and the follow-up special “A Magnificent Mind At Any Age”.

Recall Studios

On July 21, 2016, we acquired Recall studios. This acquisition was a related party transaction due to the common ownership interest by Alex Bafer, the Company’s Chairman of the Board of Directors and Chief Development Officer. Founded by business, media and entertainment industry leaders to meet growing demand for Virtual Reality (VR) and Augmented Reality (AR) content, Recall Studios operates within the convergence of immersive content and software. Recall Studios will allow consumers to create and share interactive experiences across all platforms. Combining modern business strategy with industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film virtual reality and television projects, the Company and its subsidiaries are analyzing profitability across myriad entertainment sectors. We believe that Recall Studios is the future of new media entertainment and technology.

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

Employees

As of March 31, 2017, we had four full-time employees.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. We maintain office space at 5550 Glades Road, Suite 516, Boca Raton, Florida 33431 under a one year rental agreement, which commenced on April 1, 2014, providing for rental payments of $3,000 per month. This lease is now on a month to month basis.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB Pink tier of the OTCQB Markets and has traded under the symbol “CRCO”. On March 31, 2017, the closing sale price for our common stock was $0.0011. Our stock has been thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ended	High	Low
2016	December 31	$.0004	$0.0003
	September 30	$0.0004	$0.0001
	June 30	$0.001	$0.0003
	March 31	$0.0087	$0.0004
2015	December 31	$.001	$0.001
	September 30	$0.28	$0.28
	June 30	$0.31	$0.26
	March 31	$0.45	$0.45

As of March 31, 2017, there were approximately 118 record holders, an unknown number of additional holders whose stock is held in “street name” and 33,930 shares of common stock issued and outstanding.

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

The foregoing securities were issued in reliance on Section 4(a2) and/or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in private transactions to United States residents. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated on February 20, 2009, in the State of Florida, under the name York Entertainment, Inc. On October 5, 2010, we amended our articles of incorporation to change our name to Brick Top Productions, Inc. Effective December 31, 2015, we amended our articles of incorporation to change our name to Carolco Pictures, Inc.

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

Through our subsidiary that we acquired in July 2016, Recall Studios, we focus on Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production. This acquisition was a related party transaction due to the common ownership interest by Alex Bafer, the Company’s Chairman of the Board of Directors and Chief Development Officer.

Recent Developments

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the then-Chief Executive Officer and a director of the Company and South Centre, a firm owned solely by David Cohen, a then-unrelated individual. The SPA provided that the Company would issue to Mr. Kirschen 5,000,000 shares of newly designated Series A Preferred Stock of the Company, par value $0.0001 per share (the “Series A Stock”), in exchange for the payment to the Company of $1,000, which would thereafter be sold by Mr. Kirschen to South Centre for $150,000. Mr. Cohen thereby became the controlling shareholder of the Company.

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

On July 21, 2016, the Company entered into a Redemption and Issuance Agreement (the “Redemption Agreement”) by and between the Company and South Centre, Inc., an entity owned and controlled by David Cohen, the Company’s sole director (at the time) and Chief Executive Officer. Pursuant to the Redemption Agreement, on the same date, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock (the “Series A Stock”) in exchange for the payment to South Centre of $0.0001 per share. The Company undertook the redemption for the purposes of obtaining the shares of Series A Stock so that such shares could be paid to certain third parties in connection with the Contribution Agreement as disclosed below.

Also pursuant to the Redemption Agreement, on the same date, the Company issued to South Centre 12,750,000 shares of newly designated Series C Preferred Stock of the Company (the “Series C Stock”) in exchange for payment to the Company of $1,000.

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

In addition to the above, on the closing of the transaction with Recall, the Company issued 1,000,000 shares of Series C Stock to Harrison Smith (a former shareholder of Recall) and 993,750 shares of Series C Stock to Frank Esposito (a then-advisor to the Company and a current director and Chief Legal Officer of the Company) in consideration of services rendered to the Company in connection with the Contribution Agreement and the transactions therein.

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

Between July and December 2016, the Company raised approximately $260,000 through the issuance of 650,000 shares of Recall’s common stock. The Company and the purchasers of these common stock are currently in negotiations to convert the 137,500 shares of Recall common stock to the Company’s Series C Preferred Stock.

From April 2016 through September 2016, the Company issued 24,354 shares of common stock upon conversion of convertible notes and accrued interest in the aggregate of $144,000.

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

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to James Lux (the “Lender”). The note bore interest at 5% per annum, and due upon demand.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015
Revenue	$208,000	$964,000
Cost of goods sold	$113,000	$792,000
Operating expenses	$(1,720,000)	$(3,218,000)
Net Loss from Operations before non-controlling interest	$(10,136,000)	$(7,609,000)
Net Loss attributable to non-controlling interest	$(33,000)	$(32,000)
Net Loss attributable to Carolco Pictures’ stockholders	$(10,103,000)	$(7,577,000)

Revenues for the year ended December 31, 2016 were $208,000 as compared to $964,000 for the year ended December 31, 2015. The decrease of $756,000 in revenue was due to the slowdown in production activities during the change in the Company’s ownership in June 2016. The Company continues to focus much of its efforts in the area of productions related to televised awards programming where it believes it has the expertise to grow in this sector. Revenue recognition is deferred until product is delivered and accepted by our customers. Our future revenue plan is, in part, dependent on our ability to effectively market The Doorman pilot and close new viable acquisitions of film rights.

Cost of goods sold for the year ended December 31, 2016 were $113,000 as compared to $792,000 for the year ended December 31, 2015. This decrease was directly related to the 78% decrease in revenues due to the acquisition and transition periods.

Operating expenses for the year ended December 31, 2016 totaled $1,720,000 compared to $3,218,000 for the year ended December 31, 2015. The decrease of 47% was primarily attributable to a decrease in compensation expense, and professional fees due to the transitional period during the transfer of ownership.

The Company has realized a net loss of $10,136,000 for the year ended December 31, 2016 compared to a net loss of $7,609,000 for the year ended December 31, 2015. The increase in net loss of approximately $2,527,000 is primarily due to the change in fair value of derivatives of $8,870,000, which is partially offset by a gain on extinguishment of derivative liability of $558,000.

Liquidity and Capital Resources

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net Cash Used In Operating Activities	$(579,000)	$(915,000)
Net Cash Provided (used) in Investing Activities	$180,000	$(250,000)
Net Cash Provided by Financing Activities	$452,000	$1,053,000
Net Change in Cash	$53,000	$(112,000)

As of December 31, 2016, our total assets were $115,000 and our total liabilities were $14,370,000 and we had negative working capital of ($14,255,000). Our financial statements report a net loss of $10,136,000 for the year ended December 31, 2016 and a net loss of $7,609,000 for the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, there were no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a stockholders’ deficit at December 31, 2016, incurred a net loss and used cash in operating activities for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern within one year from the date that the financial statements are issued.

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

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company’s High Five Entertainment subsidiary specializes in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. It recognizes revenue from its live events and award show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s Recall Studios subsidiary produces software applications for third-parties on a consulting basis. Revenues from these services are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; (iii) the price to the customer is fixed and determinable; and (iv) collectability is reasonably assured.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the reporting date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Research and Development Costs

Costs incurred for research and development are expensed as incurred and relate to the development of virtual reality and augmented reality content and devices by Recall Studios. For the years ended December 31, 2016 and 2015 research and development costs were $161,000 and $0, respectively

Recently Issued Accounting Pronouncements

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, was not effective, primarily as a result of the fact that the Company has few employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
David Cohen	48	Chief Executive Officer and Director
Alexander Bafer Just Morris	45 38	Chairman of the Board of Directors and Chief Development Officer Chief Operating Officer and Director
Bradley Albert	38	President, Chief Creative Officer and Director
Frank Esposito	40	Chief Legal Officer and Director

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

David Cohen . Mr. Cohen was appointed as Chief Executive Officer and a Director of the Company in June 2016. On April 3, 2017, Mr. Cohen executed a separation agreement to resign as Company’s CEO, and Alex Bafer will assume all responsibilities as the Company’s CEO effective April 15, 2017. Prior to joining the Company, Mr. Cohen was a Director of Investment Banking at Newbridge Securities Corporation from January 2015 through January 2016, and was the Director of Investment and Banking at National Securities Corp from June 2013 through December 2014, where he led the underwriting efforts for myriad NASDAQ and NYSE listed public companies. Prior to working with these investment banks, Mr. Cohen founded a private equity firm, Beachwood Capital LLC since January 2011 based in North Palm Beach, Florida. That Firm’s successful philosophy focused on achieving high compounding risk-adjusted returns through investments in securities approaching an inflection point as informed by proprietary macro and microeconomic analyses. Those investments included public equity and debt securities, equity derivatives and select direct investments in private companies. The firm deployed capital through multi-year investments with innovative companies that were both under followed by research analysts and inefficiently priced by the investment community. Preceding his ownership in the aforementioned private equity firm, Mr. Cohen was the Founder, President, Chief Executive Officer and Director of a publicly traded company. During his leadership, Mr. Cohen executed a successful roll-up strategy within his industry, oversaw day-to-day management, led mergers, acquisitions and divestitures, employed junior management to oversee 40 employees and provided an informed voice to the Wall Street investment community. His 20 years of expertise in the securities markets includes all facets of public company management, corporate finance and corporate consulting for publicly-traded companies. As an advisor for various investment banking firms and brokerages, Mr. Cohen has specialized in the small and lower-middle market sectors, arranging financings in the public and private equity markets for emerging companies in a variety of industries. Mr. Cohen holds a Bachelor of Arts degree from Pace University in New York City.

Alexander Bafer . Mr. Bafer is our Chief Development Officer, a Director and Chairman of the Board of Directors of the Company. Mr. Bafer is a seasoned executive and an established entrepreneur, having generated tens of millions of dollars in revenue for companies during his career. Mr. Bafer has successfully led the organization and development of numerous startup companies, and achieved many successful exits. The Company is the latest success story for Mr. Bafer. During the 5 years under his direction, the Company (formerly known as Brick Top Productions) went public, acquired an Emmy award-winning production company that was generating substantial revenue, and acquired the rights to the name and service mark of “Carolco Pictures”, which belonged to a now defunct but famous Academy Award winning studio behind blockbuster films Terminator 2 & 3, The Rambo Series, Total Recall, and Basic Instinct, just to name a few of the 36 films produced by the famous studio that earned it 16 Academy Award nominations and 6 Academy Award wins. Mr. Bafer’s vision was to rebrand the Company as the new “Carolco Pictures” and reunite the powerhouse name with the famous studio’s original founder and CEO, Mario Kassar. Mr. Bafer was successful, bringing Mr. Kassar on board as the Company’s Chief Development Executive and also as Chairman of the Board from February 2015 through January 2016. This ultimately resulted in the October 2015 sale of Mr. Bafer’s majority interest of the Company for a significant multiple. When new management of the Company asked him to come back to assist in leading the Company back to prominence, Mr. Bafer agreed. Prior to his work with the Company, Mr. Bafer was an equity partner with Guaranteed Mortgage Bankers, where he was responsible for managing and training 75 sales agents throughout 6 multi state offices. During his 4-year tenure at Guaranteed Mortgage, before selling his equity interest, his efforts resulted in a cumulative revenue increase for the company of more than 300%. Mr. Bafer’s business management and financial acumen were apparent even early on in his career and have permeated throughout it ever since. After graduating in the top 4% of his St. John’s University class, Mr. Bafer moved on to help manage a $500 million portfolio at Merrill Lynch in New York City. He then assumed a position as senior account executive with Preferred Securities Group in Boca Raton, Florida, where he was quickly promoted to President and Managing Director responsible for overseeing the firm’s three trading offices, 50 registered representatives and numerous support personnel. From there he accepted an equity position as a fund manager where he was involved in all aspects of building, organizing and managing a hedge fund. Throughout his career, Mr. Bafer has been involved with Investment Management of America, a venture capital firm and incubator, where he has been instrumental in raising capital for numerous prominent start-up ventures. Mr. Bafer has proven to be a successful asset to the management and support teams of several startups and continues to utilize his successes and proven experience in business development to assist others in organizing and developing their businesses from any stage, whether it be a startup or a developed company in need of capital, expansion, guidance or ultimately an exit.

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

Frank Esposito. Mr. Esposito has served as our Chief Legal Officer since July 2014 and our director since February 2017. Frank Esposito. Mr. Esposito was appointed as Chief Legal Officer on July 14, 2014 and as a director on October 20, 2014. Mr. Esposito, former general counsel to several notable production companies and previously counsel to software development and social media companies, has also represented myriad artists, including a Grammy Award nominee and feature film directors.

Mr. Esposito began his legal career as an Assistant Corporation Counsel for the City of New York. Representing Mayor Rudolph Giuliani and other high level officials in litigation centering on the policies and practices of New York City, Mr. Esposito functioned as lead counsel for several high-profile litigations. Bringing a tremendously successful public sector litigation practice to conclusion, Mr. Esposito left the Corporation Counsel’s Office for a preeminent private sector litigation firm. After that firm merged with a leading international law firm, Mr. Esposito continued his representation of Fortune 500 and other multi-national corporations on an international level.

Mr. Esposito has spent nearly two decades working in the legal profession representing a diverse array of clients from public officials to public corporations in nearly every business sector, including the financial services, transportation, banking, security and defense sectors. He has tried both federal and state cases, has appeared before judges, commissioners and arbitrators around the country and has argued innumerable matters before courts of varying jurisdictions. Likewise, he has counseled clients on highly capitalized transactions, joint ventures, distribution deals and business arrangements of all types. He has drafted contracts of nearly every form and successfully negotiated agreements covering a range of commercial and individual matters. During his legal career, he has developed an extensive network of individuals in nearly every type of business. Furthermore, aside from myriad professional memberships and accolades, he is the Acting Village Justice in his hometown.

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

Director Compensation

In 2016, we did not have any non-employee directors. None of our directors received additional compensation for their services as a director

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2016, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein: Mr. Bafer failed to file timely his Form 3, and Mr. Cohen failed to file timely one Form 4 with respect to one transaction.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

2016 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Cohen, Chief Executive Officer (1)	2016	$125,000	0	0	0	0	0	0	$125,000
	2015	0	0	0	0	0	0	0	0

Alexander Bafer,	2016	$125,000	0	0	0	0	0	0	$125,000
Chairman & Chief Development Officer (2)	2015	0	0	0	0	0	0	0	0

Tarek Kirschen,	2016	0	0	0	0	0	0	0	0
Former Chief Executive Officer (3)	2015	0	0	0	0	0	0	0	0

Sam Lupowitz,	2016	0	0	0	0	0	0	0	0
Former Chief Executive Officer (4)	2015	0	0	0	0	0	0	0	0

(1)	Mr. Cohen became an executive officer in June 2016.
(2)	Mr. Bafer became an executive officer in July 2016.
(3)	Mr. Kirschen ceased to be an executive officer in June 2016.
(4)	Mr. Lupowitz ceased to be an executive officer on January 1, 2016.

Employment Agreements

On July 25, 2016, we entered into an employment agreement with Alexander Bafer under which he agreed to serve as our Chairman of the Board, and Chief Development Officer. The agreement provides for a base salary of $0 per year and he will be eligible to receive a bonus, payable in Employer’s sole discretion. The amount of Executive’s compensation shall be reviewed periodically, and at minimum shall be reviewed annually. It may be increased at the sole discretion of the Board or its Compensation Committee, if any, provided, however, that, consistent with the renewal provisions contained in the agreement, such compensation shall, after the initial Term, be placed before the Board or the Compensation Committee, if any, for a requested increase to cover cost of living expenses upon subsequent renewals of this Agreement. Employer shall provide Executive with standard benefits ordinarily granted to an executive in Executive’s position and ordinarily associated with the custom and practice of the industry, if any. Employer shall pay, or reimburse Executive, for all ordinary, reasonable and necessary expenses which Executive incurs in performing Executive’s duties under this Agreement including, but not limited to, travel, entertainment, professional dues and subscriptions, and all dues, fees and expenses associated with membership in various professional, business and civic associations and societies of which Executive’s participation is in the best interest of Employer. While employed by Employer, Executive shall be allowed to participate, on the same basis generally as other Executives of Employer, in all general Executive benefit plans and programs, Executive’s employment with Employer shall be terminated (i) upon the death of Executive; (ii) for Cause, as defined in the agreement; or (iii) upon Executive’s permanent disability (permanent disability being defined as Executive’s physical or mental incapacity to perform his usual duties as an Executive with such condition likely to remain continuously for more than three months, provided, however, that in such event, Executive’s employment shall be continued hereunder for a period of not less than one year from the date of such disability, but not beyond the end of the Term, with Executive’s base salary during such period to be reduced by any Employer-financed disability benefits. If Executive’s employment is terminated by reason of the death of Executive or permanent disability of Executive (as defined in the agreement), all future compensation to which Executive is otherwise entitled and all future benefits for which Executive is eligible shall become due and payable as of the date of termination. Executive, or his estate in the case of Executive’s death, shall be entitled to Executive’s pro rata salary through the date of such termination and shall be entitled to any individual bonuses or individual incentive compensation not yet paid but due under Employer’s plans but shall not be entitled to any other payments by or on behalf of Employer except for those which may be payable pursuant to the terms of Employer’s Executive benefit plans or by virtue of Executive’s ownership of Employer’s stock which shall remain unaffected by the termination of Executive’s employment. The Company shall have the right to terminate Executive’s employment under this Agreement at any time for Cause, which termination shall be effective immediately. As part of the consideration for the compensation and benefits to be paid to Executive hereunder, and as an additional incentive for Employer to enter into this Agreement, Employer and Executive agree to the non-competition provisions of the agreement. Executive agrees that during the period of Executive’s non-competition obligations hereunder (twelve months), Executive will not, directly or indirectly for Executive or for others, in any geographic area or market where Employer or any of their affiliated companies are conducting any business (other than de minimis business operations) as of the date of termination of the employment relationship or have during the previous twelve months conducted any business (other than de minimis business operations): (i) engage in any business directly competitive with any business (other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; (ii) render advice or services to, or otherwise assist, any other person, association, or entity who is engaged, directly or indirectly, in any business directly competitive with any business(other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; or (iii) induce any Executive of Employer or any of its affiliates (other than Executive’s personal secretary or administrative assistant) to terminate his employment with Employer, or its affiliates, or hire or assist in the hiring of any such induced Executive by any person, association, or entity not affiliated with Employer. These non-competition obligations shall extend until two years after termination of the employment relationship between Employer and Executive.

On July 25, 2016, we entered into an employment agreement with Bradley Albert under which he agreed to serve as our President, Chief Creative Officer, and Director. The employment agreement provides for a one year term, which automatically renews unless the other party gives a termination notice. The agreement provides for a base salary of $65,000 per year. Executive’s employment with Employer shall be terminated (i) upon the death of Executive; (ii) for Cause, as defined in the agreement; or (iii) upon Executive’s permanent disability (permanent disability being defined as Executive’s physical or mental incapacity to perform his usual duties as an Executive with such condition likely to remain continuously for more than three months. As part of the consideration for the compensation and benefits to be paid to Executive hereunder, and as an additional incentive for Employer to enter into this Agreement, Employer and Executive agree to the non-competition provisions of the agreement. Executive agrees that during the period of Executive’s non-competition obligations hereunder (twelve months), Executive will not, directly or indirectly for Executive or for others, in any geographic area or market where Employer or any of their affiliated companies are conducting any business (other than de minimis business operations) as of the date of termination of the employment relationship or have during the previous twelve months conducted any business (other than de minimis business operations): (i) engage in any business directly competitive with any business (other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; (ii) render advice or services to, or otherwise assist, any other person, association, or entity who is engaged, directly or indirectly, in any business directly competitive with any business(other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; or (iii) induce any Executive of Employer or any of its affiliates (other than Executive’s personal secretary or administrative assistant) to terminate his employment with Employer, or its affiliates, or hire or assist in the hiring of any such induced Executive by any person, association, or entity not affiliated with Employer. These non-competition obligations shall extend until two years after termination of the employment relationship between Employer and Executive.

On July 25, 2016, we entered into an employment agreement with Justin Morris under which he agreed to serve as our Chief Operating Officer, and Director. The employment agreement provides for a one year term, which automatically renews unless the other party gives a termination notice. The agreement provides for a base salary of $65,000 per year. Executive’s employment with Employer shall be terminated (i) upon the death of Executive; (ii) for Cause, as defined in the agreement; or (iii) upon Executive’s permanent disability (permanent disability being defined as Executive’s physical or mental incapacity to perform his usual duties as an Executive with such condition likely to remain continuously for more than three months. As part of the consideration for the compensation and benefits to be paid to Executive hereunder, and as an additional incentive for Employer to enter into this Agreement, Employer and Executive agree to the non-competition provisions of the agreement. Executive agrees that during the period of Executive’s non-competition obligations hereunder (twelve months), Executive will not, directly or indirectly for Executive or for others, in any geographic area or market where Employer or any of their affiliated companies are conducting any business (other than de minimis business operations) as of the date of termination of the employment relationship or have during the previous twelve months conducted any business (other than de minimis business operations): (i) engage in any business directly competitive with any business (other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; (ii) render advice or services to, or otherwise assist, any other person, association, or entity who is engaged, directly or indirectly, in any business directly competitive with any business(other than de minimis business operations) conducted by Employer or any of Employer’s affiliates; or (iii) induce any Executive of Employer or any of its affiliates (other than Executive’s personal secretary or administrative assistant) to terminate his employment with Employer, or its affiliates, or hire or assist in the hiring of any such induced Executive by any person, association, or entity not affiliated with Employer. These non-competition obligations shall extend until two years after termination of the employment relationship between Employer and Executive.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At March 31, 2017 we had 33,930 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2017 by:

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class

Alexander Bafer	3,079	(1)	92.98.4%
David Cohen	2,550	(2)	*7.0%
Bradley Albert	1,203	(3)	*3.4%
Justin Morris	1,203	(4)	*3.4%

All directors and executive officers as a group (4 persons)	80,352,934	(5)	19.4%

(1)	Mr. Bafer, our Chairman of the Board and Chief Development Officer holds 5,290,000 shares of common stock, 2,500,000 Series A Preferred shares (50% of this class), of which 1,990,000 are held in the name of Brick Top Holdings, Inc., a company owned and controlled by Mr. Bafer, and 510,000 shares are held in his name. The Series A Preferred shares are not convertible into common shares and carry voting rights of 100 votes per share held. Mr. Bafer also holds 12,750,000 shares (33.7% of this class) of Series C Preferred stock which are convertible into two (2) common shares for each Series C Preferred share held. Beneficial ownership also reflect shares obtainable through the conversion of a convertible note payable to Mr. Bafer with a principal balance of approximately $434,000 at $0.0001 per share totaling 434 potential common shares. As a result of Mr. Bafer’s common and preferred stockholdings, he holds 93.0% of the outstanding vote.

(2)	Mr. Cohen, our Chief Executive Officer, and a Director. He holds 2,500,000 Series A preferred shares (50% of this class) which are not convertible into common shares and carry voting rights of 100 votes per share held. Mr. Cohen also holds 12,750,000 shares (33.7% of this class) of Series C Preferred stock which are convertible into two (2) common shares for each Series C preferred share held.

(3)	Mr. Albert serves as our Chief Creative Officer and a Director. He holds 6,015,625 shares of Series C Preferred stock (15.9% of this class) convertible into common shares at a ratio of two (2) common shares for each Series C Preferred share held.

(4)	Mr. Morris serves as our Chief Operating Officer and a Director. He holds 6,015,625 shares of Series C Preferred stock (15.9% of this class) convertible into common shares at a ratio of two (2) common shares for each Series C Preferred share held.
(5)	Includes 7,506 shares that the executive officers and directors may acquire upon conversion of preferred shares or convertible debt, as outlined above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due. During the year ended December 31, 2015, the Company repaid $50,000 and converted the remaining principal balance of $100,000 into 20,000,000 shares of common stock.

On October 1, 2014, the Company’s CEO loaned the Company $150,000, in consideration for which the Company issued to its CEO a Promissory Note in the principal amount of $150,000, with interest at 5.0% per annum maturing on October 1, 2015, at which time a balloon payment of all outstanding principal and interest shall be due.

Effective December 24, 2013, as part of the Company’s acquisition of S&G Holdings, Inc. (doing business as High Five Entertainment), the Company entered into an Executive Employment Agreement with Mr. Martin Fischer, pursuant to which Mr. Fischer will serve as High Five’s president for an initial term of five years with an initial base salary of $144,000. He will also be entitled to an annual bonus of up to $100,000 and a monthly car allowance of $1,000. In addition, the Company awarded Mr. Fischer an option to purchase 1,491,351 shares of common stock, these options vest throughout 2014.

On July 25, 2016, the Company entered into an agreement whereby the Company issued 25,256,250 shares of Series C Preferred Stock and 1,990,000 shares of Series A Preferred stock in exchange for all of the issued and outstanding shares of Recall Studios, Inc. (Recall). Recall is a Nevada corporation that was formed in April 2016 that is in the business of developing and producing Virtual Reality (VR) and Augmented Reality (AR) content and devices.

Our Chairman and former CEO, Alex Bafer, was a significant shareholder of Recall at the time of the acquisition. Until October 2015, Mr. Bafer was our controlling shareholder. In October 2015, Mr. Bafer sold controlling interest of the Company and his relationship to the Company was as a debtor through his convertible notes payable. Shortly after the consummation of the acquisition of Recall by Carolco, Mr. Bafer regained control of Carolco through of a series of transactions.

Due to Mr. Bafer’s related party relationship with Recall, and the subsequent control position he took in Carolco, the Company has accounted for the transaction with Recall as a combination of entities under common control. As such, the assets and liabilities of Recall have been transferred over at their historical cost basis, and the operations of the two companies have been combined as if the acquisition occurred as of the beginning of the earliest period presented. Accordingly, the shares issued have been recorded at the $117,000 historical cost basis of the net assets acquired, and the $73,000 loss incurred during the period from April 2016 to the acquisition date has been reflected as research and development cost, resulting in a total basis of shares issued of $190,000.

Advances from Related Party

From time to time, the former CEO of the Company, a shareholder and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and 2015, outstanding advances from related party aggregated to $$41,000 and 31,000, respectively.

Accrued Payroll

Pursuant to a September 2010 employment agreement with our former Chief Executive Officer, the Company had accrued payroll of $125,000 as of December 31, 2015.

During the year ended December 31, 2016, the Company accrued payroll in the aggregate of $435,000 for officers and employees salaries. In June 2016, as part of the settlement with Mr. Kirschen, the Company’s CEO at that time, the Company issued 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares as settlement of his accrued payroll of $ 90,000.

As of December, 2016, accrued payroll amounted to $458,000, of which $375,000 pertains to the accrued salary of two officers, Mr. Cohen, CEO and Mr. Bafer, Chief Development Officer.

Compensation Costs

During the year ended December 31, 2015, the Company recorded stock based compensation expense in the aggregate of $309,000 to account for the fair value of the shares of common stock granted to Mr. Kassar, Chairman of the Board for services rendered.

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

As of December 31, 2016, the Company wrote off the entire deposit of $250,000 due to the uncertainty of the completion of the film production.

In July 2015, the Company issued its convertible promissory notes to Alex Bafer, Chairman and former CEO in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible to shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

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

During the year ended December 31, 2016, Mr. Bafer converted principal balance of $9,000 into 3,500 shares of common stock. In addition, the Company paid Mr. Bafer $100,000 and accrued interest of $76,000. As of December 31, 2016, total outstanding note balance amounted to $434,000 and accrued interest of $118,000.

The Company had four convertible notes payable, five convertible notes payable to a related party and warrants to purchase a total of 56 shares of common stock as of December 31, 2016 that were accounted for as derivative liability.

Item 14. Principal Accountant Fees and Services.

The following table shows what Weinberg & Company, P.A. billed for the audit and other services for the years ended December 31, 2016 and 2015.

	Year Ended 12/31/2016	Year Ended 12/31/2015
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$50,000	$50,000

Audit Fees —This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees —N/A

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description

3.1(a)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(b)	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(c)	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2015 (Incorporated by reference to Exhibit 3.1(III) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 31, 2015).

3.1(d)	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2015).

3.1(e)	Amended Articles of Incorporation of Carolco Pictures, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

3.1(f)	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(g)	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(h)	Certificate of Designation of Series C Preferred Stock of the Company, effective as of July 21, 2016 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

3.2(a)	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.2(b)	Bylaws, as amended on June 22, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.2(c)	Bylaws of the Company, as amended on July 20, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.1+	2014 Incentive Stock Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).

10.2+	Employment Agreement with Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011)

10.3	Production Services Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.4	Operating Agreement to York Productions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-176093) filed with the SEC on December 29, 2011).

10.5	Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.6+	Executive Employment Agreement between S&G Holdings, Inc. and Martin Fischer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.7+	Brick Top Chief Development Executive Services Agreement between Brick Top Productions, Inc. and Mario Kassar dated November 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2014).

10.8+	Brick Top Productions Executive Services Agreement between Brick Top Productions, Inc. and Harrison Smith and Felissa Rose dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2014).

10.9	Debt Conversion Agreement dated as of December 29, 2014 between Brick Top Productions, Inc. and Alexander Bafer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).

10.10+	Agreement for Chairman of Board of Directors among Carolco Pictures, Inc., certain shareholders of the Company and Mario Kassar dated as of February 13, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2015).

10.11+	Agreement dated April 29, 2015, by and between Carolco Pictures, Inc. and Mario Kassar (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015).

10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2015).

10.13	Convertible promissory note in favor of Alexander Bafer for $46,000, dated July 9, 2015 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.14	Convertible promissory note in favor of Alexander Bafer for $51,000 dated July 9, 2015 (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.15	Convertible promissory note in favor of Alexander Bafer for $102,000 dated July 9, 2015 (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.16	Convertible promissory note in favor of Alexander Bafer for $156,000 dated July 9, 2015 (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.17	Convertible promissory note in favor of Alexander Bafer for $189,000 dated July 9, 2015 (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.18	Convertible promissory note in favor of Vis Vires Group, Inc. $53,000 dated July 10, 2015 (Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.19	Stock Purchase Agreement, dated as of June 22, 2016 by and between Tarek Kirschen, South Centre, Inc. and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.20	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2016, by and between Tarek Kirschen, South Centre, Inc. and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.21	Release and Issuance Agreement, dated as of June 22, 2016, by and between Tarek Kirschen, South Centre, Inc., Alexander Bafer and Carolco Pictures, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.22	Letter Agreement between Carolco Pictures, Inc. and Esposito Partners, PLLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.23	Redemption Agreement, dated as of July 21, 2016, by and between South Centre, Inc. and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.24	Contribution Agreement, dated as of July 25, 2016, by and between the Company and the other parties thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.25+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Bradley Albert (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.26+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Justin Morris (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.27+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.28+	Chairman Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

21.1	Subsidiaries of the Registrant (Previously filed as an exhibit to the Company’s S-1 Registration Statement filed with the SEC on August 5, 2011).

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLCO PICTURES, INC.

Dated: April 10, 2017	By:	/s/ David Cohen
David Cohen
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Cohen as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Cohen	Chief Executive Officer and Director (principal executive officer, principal financial officer and	April 10, 2017
David Cohen	principal accounting officer)

/s/ Alexander Bafer	Chairman of the Board and Chief Development Officer	April 10, 2017
Alexander Bafer

/s/ Bradley Albert	President, Chief Creative Officer and Director	April 10, 2017
Bradley Albert

/s/ Justin Morris	Chief Operating Officer and Director	April 10, 2017
Justin Morris

/s/ Frank Esposito	Director	April 10, 2017
Frank Esposito

Carolco Pictures, Inc.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carolco Pictures Inc.

We have audited the accompanying consolidated balance sheets of Carolco Pictures Inc. and subsidiaries (the “Company“) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders’ deficit at December 31, 2016 and incurred a net loss and used cash in operating activities for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California
April 10, 2017

Carolco Pictures, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$101,000	$48,000
Accounts receivable	11,000	-
Prepaid expenses and other current assets	3,000	13,000
Total current assets	115,000	61,000

Property and equipment, net of accumulated depreciation of $12,000 and $10,000, respectively	—	2,000
Deposits on film project paid to related party	—	250,000
Total assets	$115,000	$313,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$130,000	$22,000
Accrued interest (including interest to related party of $118,000 and $42,000, respectively)	118,000	65,000
Accrued payroll	458,000	125,000
Advances from related parties	41,000	31,000
Deposit on future sale of equity	55,000	—
Deferred revenue	24,000	—
Note payable	75,000	44,000
Convertible note payable	-	182,000
Convertible notes payable-related party	484,000	543,000
Derivative liability	12,985,000	4,673,000
Total current liabilities Commitments and Contingencies	14,370,000	5,685,000

Stockholders’ Deficit
Series A Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at December 31, 2016	1,000	-
Series B Preferred stock: $0.0001 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding at December 31, 2016	-	-
Series C Preferred stock: $0.0001 par value, 41,000,000 shares authorized; 40,511,991 issued and outstanding at December 31, 2016	4,000	-
Common stock par value $0.0001: 300,000,000 shares authorized; 33,930 and 9,376 shares issued and outstanding, at December 31, 2016 and 2015, respectively	-	-
Additional paid-in capital	7,626,000	6,378,000
Accumulated deficit	(21,697,000)	(11,594,000)
Total Stockholders’ Deficit allocated to Carolco Pictures, Inc.	(14,066,000)	(5,216,000)
Non-Controlling Interest in Subsidiaries	(189,000)	(156,000)
Total Stockholders’ Deficit	(14,255,000)	(5,372,000

Total Liabilities and Stockholders’ Deficit	$115,000	$313,000

See accompanying notes to consolidated financial statements

Carolco Pictures Inc.

Consolidated Statements of Operations

	For the Year’s Ended
	December 31, 2016	December 31, 2015

Revenue	$208,000	$964,000

Cost of goods sold	113,000	792,000

Gross Profit	95,000	172,000

Operating expenses
Compensation	943,000	1,881,000
Professional fees	272,000	771,000
General and administrative	94,000	247,000
Research and development	161,000	—
Impairment	250,000	319,000

Total operating expenses	1,720,000	3,218,000

Loss from operations	(1,625,000)	(3,046,000)

Other (income) expense
Interest expense (including interest to related party of $76,000 and $48,000, respectively)	227,000	340,000
Financing cost	—	530,000
Change in fair value of derivative liability	8,870,000	2,263,000
(Gain) or loss on extinguishment of debt	(28,000)	1,500,000
Gain on extinguishment of derivative liability	(558,000)	(76,000)
Other (income) expense	—	6,000

Other expense, net	8,511,000	4,563,000

Net loss
Loss before non-controlling interest	(10,136,000)	(7,609,000)

Loss attributable to non-controlling interest	(33,000)	(32,000)

Net loss attributable to Carolco Pictures, Inc.	$(10,103,000)	$(7,577,000)

Net loss per common share - basic and diluted	$(360.74)	$(1,237.87)

Weighted Average Common Shares Outstanding - basic and diluted	28,006	6,121

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2016 and 2015

	Common Shares,		Series A Preferred,		Series B Preferred,		Series C Preferred,
	$.0001 Par Value Per Share		$.0001 Par Value Per Share		$.0001 Par Value Per Share		$.0001 Par Value Per Share		Additional	Common		Non	Total
	Shares		Shares		Shares		Shares		Paid-In	Stock	Accumulated	Controlling	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Receivable	Deficit	Interest	(Deficit)

Balance December 31, 2014	5,424	$-		$-		$-		$-	$4,178,000	$(8,000)	$(4,017,000)	$(124,000)	$29,000

Common stock
issued for cash	384	0							191,000				191,000

Common stock
issued for non-employee
services	168	0							1,040,000				1,040,000

FV Warrant issued for
employee services									900,000				900,000

Common stock issued in
convertible notes
payable	3,400	0							69,000				69,000

Reduction in subscription
receivable										8,000			8,000

Net loss											(7,577,000)	(32,000)	(7,609,000)

Balance December 31, 2015	9,376	-	-	-	-	-	-	-	6,378,000	-	(11,594,000)	(156,000)	(5,372,000)
													0
													0
Common stock issued in													0
conversion of notes													0
payable	20,854								91,000				91,000
													0
Common stock issued in													0
conversion of notes													0
payable - related party	3,500								9,000				9,000
													0
Issuane of Series A and B due to													0
settle advances			5,000,000	1,000	1,000,000				439,000				440,000
													0
Issuance of Series A shares for													0
issuance of Series C shares			(2,500,000)				12,750,000	1,000	254,000				255,000
													0
Issuance of Series A and C shares													0
upon acquisition of Recall Studios, Inc		1,990,000				25,256,241	3,000	187,000				190,000
													0
Issued Series A shares to													0
related party			510,000						15,000				15,000
													0
Issues Series C shares for services							1,993,750		40,000				40,000
													0
Series C shares issued for conversion							512,000		205,000				205,000
of Recall shares													0
													0
Common shares issued for services	200								8,000				8,000
													0
Net loss											(10,103,000)	(33,000)	(10,136,000)

Balance December 31, 2016	33,930	$-	5,000,000	$1,000	1,000,000	$-	40,511,991	$4,000	$7,626,000	$-	$(21,697,000)	$(189,000)	$(14,255,000)

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(10,136,000)	$(7,609,000)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	8,870,000	2,263,000
Amortization of debt discount	79,000	257,000
Financing cost	-	531,000
Gain on extinguishment of derivative liability	(558,000)	(76,000)
(Gain) loss on extinguishment of debt	(28,000)	1,500,000
Impairment of deposit for film project	250,000	-
Impairment of goodwill	-	319,000
Depreciation expense	2,000	1,000
Stock compensation	319,000	1,940,000
Changes in operating assets and liabilities:
Accounts receivable	(11,000)	11,000
Prepayments and other assets	10,000	42,000
Capitalized production cost	30,000	-
Accounts payable	88,000	5,000
Accrued interest	59,000	70,000
Accrued payroll – related party	423,000	(25,000)
Deferred revenues	24,000	(64,000)
Advances from related party		(80,000)

Net cash used in operating activities	(579,000)	(915,000)

Cash flows from investing activities:
Deposit on project paid to related party	-	(250,000)
Cash acquired from acquisition of Recall Studios	180,000	-
Net cash used in investing activities	180,000	(250,000)

Cash flows from financing activities:
Proceeds from note payable	31,000	24,000
Proceeds from issuance of convertible notes payable	50,000	305,000
Repayment of convertible notes payable	(148,000)	(5,000)
Proceeds from issuance of common stock	-	341,000
Proceeds from note payable - related party	359,000	405,000
Repayment for note payable - related party	(100,000)	(25,000)
Collection of common stock receivable	-	8,000
Deposit on future sale of equity	260,000	-

Net cash provided by financing activities	452,000	1,053,000

Net change in cash	53,000	(112,000)

Cash at beginning of the period	48,000	160,000

Cash at end of the period	$101,000	$48,000

Supplemental disclosure of cash flows information:
Interest paid	$77,000	$6,000
Income tax paid	$-	$-

Non-cash financing and investing activities:
Common stock issued upon conversion notes payable and accrued interest	$100,000	$-
Issuance of Series A and B Preferred Stock upon settlement of related party advances and accrued payroll	$439,000	$—
Issuance of Series A and C Preferred Stock issued upon acquisition of Recall Studios, Inc.	$190,000	$-
Conversion of Recall Studios shares into Series C Preferred stock	$205,000	$-
Conversion of accrued interest – related party to convertible notes payable – related party	$-	$13,000
Conversion of convertible notes payable to shares of common stock	$-	$69,000
Derivative liability accounted as convertible debt discount	$-	$305,000
Derivative liability accounted as reduction to paid in capital	$-	$150,000
Minority share of losses of subsidiary	$33,000	$32,000

See accompanying notes to the consolidated financial statements.

Carolco Pictures Inc.

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 - Organization and Operations

Carolco Pictures, Inc. (formerly “Brick Top Productions, Inc.“ or the “Company“) was incorporated under the laws of the State of Florida on in February 2009 under the name “York Entertainment, Inc.“ The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, in January 2015, the Company changed its stock symbol from “BTOP“ to “CRCO.“

Through our subsidiaries, (i) High Five Entertainment (acquired in 2013), we specialize in the development and presentation of quality television programming including live events and award shows and (ii) Recall Studios (acquired in 2016), we produce Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $14,255,000 at December 31, 2016, and incurred a net loss of $10,136,000, and utilized net cash used in operating activities $579,000 for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand and raising capital through proceeds from the sale of common stock subscriptions will be sufficient to continue operations through 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Note 2 - Summary of Significant Accounting Policies

Reverse Stock Split

In January 2017, the Company’s Board of Directors declared a 1-for-10,000 reverse stock split of the Company’s common stock. All shares and pre-share amounts have been retroactively restated as of the earlier periods presented to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include depreciable lives of property and equipment, analysis of impairments of recorded long-term assets goodwill, accruals for potential liabilities, assumptions made in valuing derivative liabilities and assumptions made in valuing stock instruments issued for services.

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

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a non-controlling interest. Inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows the Financial Accounting Standards Board (FASB) Accounting Standards Codification for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the fair value hierarchy are described below:

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

The carrying amount of the Company’s derivative liability of $12,985,000 was based on Level 2 measurements.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2016 and 2015, the Company did not recognize any impairment for its property and equipment.

Concentrations

During the year ended December 31, 2016, the Company had two customers that accounted for 72% and 12% of sales respectively.

During the year ended December 31, 2015, the Company had four customers that accounted for 24%, 18%, 16% and 15% of sales respectively.

Non-Controlling Interest

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

Revenue Recognition

The Company’s High Five Entertainment subsidiary specializes in the development and presentation of quality television programming including series, specials, pilots, live events and award shows. It recognizes revenue from its live events and award show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s Recall Studios subsidiary produces software applications for third-parties on a consulting basis. Revenues from these services are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; (iii) the price to the customer is fixed and determinable; and (iv) collectability is reasonably assured.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred and relate to the development of virtual reality and augmented reality content and devices by Recall Studios. For the years ended December 31, 2016 and 2015, research and development costs were $161,000 and $0, respectively.

Impairment Testing of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the year ended December 31, 2015, the Company made this analysis and determined there were no reliable predictors of future cash flows in connection with the Company’s intangible assets related to the S&G acquisition. Accordingly, the Company concluded that impairment of these assets was appropriate and recorded an aggregate impairment charge of $319,000. During the year ended December 31, 2016, the Company concluded that an impairment charge of $250,000 was required for its investment in a film project.

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

At December 31, 2016 and 2015 the Company had 295 warrants outstanding, which were excluded from the loss per share calculation as they were anti-dilutive.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the reporting date.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718) : Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 - Acquisition of Recall Studios, Inc.

On July 25, 2016, the Company entered into an agreement whereby the Company issued 25,256,250 shares of Series C Preferred Stock and 1,990,000 shares of Series A Preferred stock in exchange for all of the issued and outstanding shares of Recall Studios, Inc. (Recall). Recall is a Nevada corporation that was formed in April 2016 that is in the business of developing and producing Virtual Reality (VR) and Augmented Reality (AR) content and devices.

Our Chairman and former CEO, Alex Bafer, was a significant shareholder of Recall at the time of the acquisition. Until October 2015, Mr. Bafer was our controlling shareholder. In October 2015, Mr. Bafer sold controlling interest of the Company and his relationship to the Company was as a debtor through his convertible notes payable. Shortly after the consummation of the acquisition of Recall by Carolco, Mr. Bafer regained control of Carolco through of a series of transactions.

Due to Mr. Bafer’s related party relationship with Recall, and the subsequent control position he took in Carolco, the Company has accounted for the transaction with Recall as a combination of entities under common control. As such, the assets and liabilities of Recall have been transferred over at their historical cost basis, and the operations of the two companies have been combined as if the acquisition occurred as of the beginning of the earliest period presented. Accordingly, the shares issued have been recorded at the $117,000 historical cost basis of the net assets acquired, and the $73,000 loss incurred during the period from April 2016 to the acquisition date has been reflected as research and development cost, resulting in a total basis of shares issued of $190,000.

In accounting for this transaction in its quarterly report for the period ending September 30, 2016, the Company had initially treated this transaction as a business combination and recorded intangible asset of $828,000 and recorded corresponding amortization of $276,000 during the period ended September 30, 2016. During the quarter ended December 31, 2016, the company finalized its purchase price accounting and determined that the transaction should be recorded as a combination of entities under common control.

The impact of this change was an overstatement of expenses and net loss for the three and nine month periods ended September 30, 2016. The Company assessed the materiality of this change due to the finalization of its purchase accounting on the three and twelve month ended periods ended September 30, 2016 in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99“) and concluded that the change was not material to either period. However, the Company did conclude that it will change the results of operations for the three and nine months ended September 30, 2016 in the presentation of the 2017 quarterly reports.

Note 4 – Deposit on Film Project Paid to Related Party

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, who at the time was the Chairman of the Company. Pursuant to the agreement, the Company provided $250,000 in funding to a company managed by Mr. Kassar for the production of a film initially titled “Audition“

Pursuant to the terms of the Agreement, the Company engaged Mr. Kassar to render producing and sales services for each film in the “Rambo“ franchise, “SMITE“ franchise or other feature length motion picture property introduced to the Company by Mr. Kassar (each, a “Picture“) on the same terms as apply to “Audition,“ except that the producing fee shall not be less than 10% of the budget of each Picture. The Company also agreed to pay Mr. Kassar 5% of the purchase price of any Carolco-produced feature length films in the “Rambo“ franchise and all completed films or film libraries acquired by the Company with Mr. Kassar’s assistance and based on Mr. Kassar’s introduction to the Company of such completed films or film libraries. The terms of the Agreement also provide that the Company will pay Mr. Kassar a discretionary bonus in relation to his efforts in bringing projects and opportunities to the Company.

As of December 31, 2016, the Company impaired the entire deposit of $250,000 due to the uncertainty of the completion of the film production.

Note 5 –Note Payable

The Company has a note payable to a financial institution pursuant to which the Company can make advances up to $75,000. The note payable is secured by certain of the Company’s assets, bears an average interest rate of 5% per annum and will mature in April 2017. As of December 31, 2016 and 2015, total outstanding note payable amounted to $75,000 and $44,000, respectively.

Note 6- Convertible Notes Payable

Convertible notes payable consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
(a) St. George	$—	$56,000
(b) Vis Vires	—	78,000
(c) Auctus Find	—	86,000
(d) Vis Vires	—	41,000

Total Notes	—	261,000
Less Debt Discount	—	(79,000)

Net Balance	$—	$182,000

(a)	On May 6, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $91,000 to St. George Investments, LLC (the “Lender“). The note bore interest at 22% per annum, as amended and matured in April 2016. Under the terms of the note, there was an original issue discount (“OID“) of $8,000 withheld at funding and the Company agreed to pay $3,000 to the Lender to cover the Lender’s legal fees and other transaction related costs. The Company recognized the OID as a note discount and the $3,000 fee as debt issuance costs. Both the note discount and issuance costs recognized in the transaction were accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in the transaction which has been recorded in debt issuance costs and is being accreted to interest expense of the life of the note. The note was convertible by the Lender into common stock of the Company at the lesser of $0.45 per share or, in the event the Company’s market capitalization falls below $15.0 million, at a defined Lender conversion price. As of December 31, 2015, outstanding balance of the note amounted to $56,000 and accrued interest of $3,000.

During the year ended December 31, 2016, the Company accrued interest of $3,000 and paid off the entire principal note balance of $56,000 and accrued interest of $6,000.

(b)	On May 12, 2015, the Company issued a convertible promissory note in the principal amount of $104,000 to the Vis Vires Group, Inc. (“VVG“). The note bore interest at 22% per annum, as amended, and matured in February 2016. VVG deducted $2,000 from the proceeds to cover their legal and other transaction related costs which was recorded as debt issuance costs and is being accreted to interest expense over the life of the note. The note carried a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10-day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $78,000 and accrued interest of $9,000.

During the year ended December 31, 2016, the Company accrued interest of $3,000, paid off the note and accrued interest in the aggregate of $78,000 and converted the remaining principal balance of $12,000 to 598 shares of common stock.

(c)	On June 22, 2015, the Company issued a convertible promissory note in the amount of $88,000 to the Auctus Fund, LLC (“Auctus“). The note bears interest at 24% per annum, as amended, and matured in March 2016. Auctus deducted $8,000 from the proceeds to cover their legal and other transaction related costs which were recorded as debt issuance costs and is being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in this transaction which has been recorded in debt issuance costs and was accreted to interest expense over the life of the note. The note carried a variable conversion price defined as 50% of the market price (representing a 50% discount), with market price being defined as the lowest trading price of our common stock during the 25-trading day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $86,000 and accrued interest of $7,000.

During the year ended December 31, 2016, the Company converted principal and accrued interest in the aggregate of $38,000 into 16,075 shares of common stock. In addition, the Company settled the remaining principal balance of $53,000 in exchange for cash payment of $25,000 which resulted in gain of $28,000. As of December 31, 2016, there were no outstanding note balance and accrued interest.

(d)	On July 10, 2015, the Company issued a convertible promissory note in the principal amount of $53,000 to VVG. The note bore interest at 22% per annum, as amended and matured in April 2016. VVG deducted $1,000 from the proceeds to cover their legal related costs which were charged to interest expense. The note carried a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10-day period prior to the conversion date. As of December 31, 2015, outstanding balance of the note amounted to $41,000 and accrued interest of $3,000.

During the year ended December 31, 2016, the Company converted the entire principal and accrued interest amounting to $44,000 to 4,181 shares of common stock.

Valuation Discount

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock“ which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of these notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares were available to share settle the conversion option. As a result, the Company determined that the conversion features of the notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the notes in 2015, the initial fair value of the embedded conversion feature was $532,000. As such, the Company recorded a $532,000 derivative liability, of which $305,000 was recorded as debt discount offsetting the fair value of the notes and the remainder of $226,000 was recorded as a financing cost in 2015. The discount is being amortized using the effective interest rate method over the life of the debt instruments. The unamortized balance of the debt discount was $79,000 as of December 31, 2015.

During the year ended December 31, 2016, the Company amortized the remaining debt discount of $79,000 to interest expense. In addition, the Company also recorded and paid additional interest of $55,000 due to the default of certain of these notes.

Note 7 – Convertible Notes Payable to Related Parties

Chairman and Former CEO

In July 2015, the Company issued convertible promissory notes to Alex Bafer, Chairman and former CEO in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible to shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock“ which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuer’s control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. As a result, the Company determined that the conversion features of the notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes in 2015, the initial fair value of the embedded conversion feature was $1.5 million. The Company determined that the cancellation of the previously issued promissory note in exchange for the convertible notes issued in 2015 was an extinguishment of debt, and the fair value of the derivative liability of $1.5 million was created upon the exchange of debt instruments and was accounted as a debt extinguishment cost during the year ended December 31, 2015.

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

During the year ended December 31, 2016, Mr. Bafer converted principal balance of $9,000 into 3,500 shares of common stock. In addition, the Company paid Mr. Bafer $100,000 and accrued interest of $76,000. As of December 31, 2016, total outstanding note balance amounted to $434,000 and accrued interest of $118,000.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 5% per annum, is due upon demand, and is convertible into shares of Series C Preferred Stock at a conversion price of $0.40 per share.

Note 8 - Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain warrants issued to investors and conversion features of notes payable do not have fixed settlement provisions because either their exercise prices will be lowered if the Company issues securities at lower prices in the future or the conversion price is variable. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and the fair value of the warrants have been recognized as a derivative and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Company had convertible notes payable, convertible notes payable to a related party and warrants to purchase a total of 56 shares of common stock as of December 31, 2016 that were accounted for as derivative liability. The derivative liability was valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	December 31, 2016	December 31, 2015
Stock Price	$4.0	$1.0
Risk free interest rate	0.51% - 0.62%	0.08% - 0.25%
Expected Volatility	383%	404%
Expected life in years	0.21-0.57	0.25 – 1.0
Expected dividend yield	0%	0%

Fair Value – Warrants	$11,930,000	$3,658,000
Fair Value – Note Conversion Feature	1,055,000	1,015,000
Total	$12,985,000	$4,673,000

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

During the year ended December 31, 2016, the Company recorded a gain of $558,000 upon the extinguishment of derivative liabilities related to the payment and conversion of certain convertible notes, and a loss of $8,870,000 relating to the change in the fair value of the derivatives during the period. As of December 31, 2016, the aggregate fair value of the derivative liabilities was $12,985,000.

Note 9 - Stockholders’ Equity (Deficit)

Sale of Common Stock

During the year ended December 31, 2015, the Company sold 384 common shares for cash of $191,250 at purchase prices ranging from $0.005 to $0.20 per share. Included in this transaction was a sale of 28 units at an average price of $5,000 per unit, for total proceeds of $150,000. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The warrants are fully vested, exercisable for two years from issuance at an initial exercise price of $30,000 and $60,000 per common share, respectively, and the exercise price and the number of common shares issuable upon exercise are subject to reset based on future equity transactions. As the warrants issued to do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future, the fair value of the warrants of $454,000 was recorded as a derivative liability upon issuance, of which, $150,000 was recorded as a reduction to capital and the excess of the derivative liability over the aggregate cash proceeds received of $305,000 was recognized as a financing cost during the year ended December 31, 2015.

Issuance of Preferred Stock

The Company is authorized to issue the following Preferred Stock:

a.	Series A Preferred Stock

The Company is authorized to issue a t total of 5 million shares of its Series A Preferred Stock. The holder of Preferred A shares is entitled to 100 votes per Preferred A share with no dividend rights and the Preferred A shares are not convertible to common shares.

b.	Series B Preferred Stock

The Company is authorized to issue a t total of 1 million shares of its Series B Preferred Stock. The Preferred B shares are convertible into 2 common shares per each Preferred B share, and the holder of Preferred B shares is entitled to 1 vote per Preferred B share, with no dividend rights.

c.	Series C Preferred Stock

The Company is authorized to issue a total of 40 million shares of its Series C Preferred Stock. The Preferred C shares are convertible into 2 common shares per Preferred C share and each Preferred C share is entitled to 1 vote, with no dividend rights.

During the period from January 1, 2016 to June 30, 2016, Mr. Tarek Kirschen, the Company’s Chief Executive Officer at that time, made non-interest bearing advances of $349,000 to the Company. In addition, the Company also accrued payroll of $90,000 pursuant to Mr. Kirschen’s employment agreement. In June 2016, the Company issued 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares to Mr. Kirschen as settlement for advances made by him and his accrued payroll in the aggregate amount of $439,000. Concurrent with the settlement, Mr. Kirschen sold the 5,000,000 Preferred A shares issued to him to South Centre, Inc. (“South Centre“), a firm owned by an unrelated individual, Mr. David Cohen, for $150,000. As a result of this sale, Mr. Cohen gained control of the Company and became its Chief Executive Officer.

In July 2016, the Company entered into a Redemption and Issuance Agreement by and between the Company and South Centre. Pursuant to the agreement, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock from South Centre in exchange for 12,750,000 shares of Series C Preferred Stock. The Company determined the fair value of the 2,500,000 Series A shares redeemed to be $75,000, or $0.03 per share, which was the price paid by Mr. Cohen when he bought the Series A shares in June 2016. The Company determined that the fair value of the 12,750,000 Series C shares issued to be $255,000, or $0.02 per share, which was based on the fair value of an equivalent number of common shares such stock is convertible into. As a result of this exchange agreement, the Company recorded compensation expense of $255,000 to account for the fair value of the 12,750,000 Series C shares issued to South Centre.

In July 2016, the Company granted 1,993,750 shares of Preferred C Stock with a fair value of $92,000 for consulting and legal services rendered. The fair value of the shares was based on the fair value of an equivalent number of common shares such stock is convertible into, and was recorded as part of Operating Expenses in the accompanying Statements of Operations.

In July 2016, the Company issued 510,000 shares of Preferred A Stock with a fair value of $15,000 to Mr. Alex Bafer pursuant to his appointment as Chairman of the Board of Directors. The fair value of the shares was based on the fair value of an equivalent number of common shares such stock is convertible into.

Deposit on Future Sale of Equity

During the year ended December 31, 2016, the Company’s wholly-owned subsidiary, Recall sold 650,000 shares of Recall’s common stock for total proceeds of $260,000. These common shares were not included in the purchase agreement when the Company acquired Recall in July 2016.

The Company executed agreements with these Recall shareholders to convert 512,500 of these shares of Recall common stock totaling $205,000 into 512,500 shares of the Company’s Series C stock. As of December 31, 2016, shareholders that held 137,500 shares of Recall common stock are in the process of converting their shares but have not yet converted shares with a cost of $55,000. These shares have been reflected as a deposit on future sales of equity on the accompanying balance sheet.

Common Shares Issued for Conversion of Notes Payable

During the year ended December 31, 2015, the Company converted $69,000 of outstanding convertible debt into 3,401 shares of common stock.

Shares Issued for Services

During the year ended December 31, 2015, the Company issued 118 shares of common stock valued at $503,000 for employee and non-employee services rendered. The shares were valued at the trading price on the date of agreement.

Effective as of February 13, 2015, the Company’s Board of Directors appointed Mario Kassar as the Chairman of the Board of Directors of the Company. In consideration for his services, the Company irrevocably issued 50 shares of the Company’s unregistered Common Stock, $0.0001 par value per share with a fair value of $500,000. Under the provisions of ASC 505 and the terms of the agreement with Mr. Kassar, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the 50 common shares was determined to be $500,000 which was based on market price and was charged to compensation expense on the effective date of the agreement. In addition, the Company granted Mr. Kassar warrants to purchase 50 common shares.

In April 2015, the Company entered into an agreement with Mr. Mario Kassar, the Chairman of our Board of Directors. The agreement addressed funding of the Company’s “Audition“ film project and provided for the issuance of 10 common shares to Mr. Kassar under the terms of the agreement. Under the provisions of ASC 505 and the terms of the agreement, the measurement date was determined to be the contract date, with no vesting or forfeiture provisions or significant disincentives for non-performance. Accordingly, the fair value of the 10 common shares was determined to be $4,000 per share based on market price, or $37,000, and was charged to stock-based compensation on the effective date of the agreement.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2016 and 2015:

	Warrants	Weighted Average Price
January 1, 2014	149	$100
Granted	146	800
Exercised	-	-
Forfeited	-	-
December 31, 2015	295	800
Granted	-	-
Exercised	-	-
Forfeited	-	-
December 31, 2016	295	$800

Warrants Issued for Obtaining Employee Services

In February 2015, the Company granted warrants to purchase 40 shares of common stock to Mr. Kassar, Chairman, upon his appointment to the Board of Directors with a fair value of $400,000. The warrants are fully vested, exercisable for ten years from issuance at $10,000 per common share.

In March 2015, the Company granted warrants to purchase 50 shares of common stock to Mr. Kassar, Chairman of the Board pursuant to a consulting agreement with a fair value of $500,000. The warrants are fully vested, exercisable for ten years from issuance at $10.00 per common share.

During the year ended December 31, 2015, the Company granted additional warrants to purchase a total of 56 shares of common stock as part of the sale of 28 units of common shares for total proceeds of $150,000. The warrants are fully vested upon grant, have initial exercise price of $30,000 and $60,000 per share and will expire in 10 years. The warrants’ exercise price and the number of common shares issuable upon exercise are subject to reset based on future equity transactions.

The Company estimated the fair value of the stock warrants on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	December 31, 2016	December 31, 2015
Expected life	0.21	0.83
Expected volatility	383%	439%
Expected annual rate of dividends	0%	0%
Risk-free interest rate	0.51%	0.19%

Note 10 - Related Party Transactions

Advances from Related Party

From time to time, the former CEO of the Company, a shareholder and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and 2015, outstanding advances from related party aggregated to $41,000 and $31,000, respectively.

Accrued Payroll

Pursuant to a September 2010 employment agreement with our former Chief Executive Officer, the Company had accrued payroll of $125,000 as of December 31, 2015.

During the year ended December 31, 2016, the Company accrued payroll in the aggregate of $435,000 for officers and employees salaries. In June 2016, as part of the settlement with Mr. Kirschen, the Company’s CEO at that time, the Company issued 5,000,000 of Preferred A shares and 1,000,000 of Preferred B shares as settlement of his accrued payroll of $ 90,000.

As of December, 2016, accrued payroll amounted to $458,000, of which $375,000 pertains to the accrued salary of two officers, Mr. Cohen, CEO and Mr. Bafer, Chief Development Officer.

Compensation Costs

During the year ended December 31, 2015, the Company recorded stock based compensation expense in the aggregate of $309,000 to account for the fair value of the shares of common stock granted to Mr. Kassar, Chairman of the Board for services rendered. There was no such cost incurred in 2016.

Note 11 - Commitments and Contingencies

Lease Agreements

On February 1, 2014, the Company entered into a lease agreement with St. Cloud Partners for the office space being used by the Company’s subsidiary, High Five Entertainment. The term of the lease is effective February 1, 2014 to February 28, 2017. The annual rent base payment is as follows:

Term	Amount
3/1/2015 – 2/29/2016	$35,000
3/1/2016 – 2/28/2017	$36,000

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

The Company is not currently engaged in any legal proceedings, however, the Company received a letter dated April 26, 2016 from Studiocanal S.A. (“Studiocanal“) and another letter dated December 1, 2016 from counsel representing Studiocanal claiming that Studiocanal owns common law rights to certain marks currently being used by the Company. Such marks were previously registered by a company that has been defunct since 1996. In addition, Studiocanal and its counsel claim that Studiocanal owns all right, title and interest in and to the catalogue of television programs and films that were produced and distributed by that defunct company, including the Rambo franchise, Terminator 2: Judgment Day, Basic Instinct and Total Recall. The December 2016 letter states that the use of trademarks and copyrighted images by the Company constitutes infringement of intellectual property rights, a violation of the Digital Millennium Copyright Act, false advertising, unfair competition, misappropriation of trademarks and trademark dilution.

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

Note 12 - Segment Reporting

We operate under two business segments: television production and virtual reality and application production services. Through our subsidiary that we acquired in December 2013, High Five Entertainment, we specialize in the development and presentation of quality television programming including live events and award shows. Through our subsidiary that we acquired in July 2016, Recall Studios, we focus on Virtual Reality content, filling the demand attendant to the increased production of virtual reality viewing devices absent a corresponding increase in content production.

We analyze the results of our business for these two segments through the following three companies: Recall Studios, High Five Entertainment, and Carolco Pictures. The chief development decision maker evaluates the operating results and performance of our virtual reality production segments through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief executive decision maker evaluates our corporate and television production services through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategies. As a result of these and other factors, we do not manage our business on an individual basis.

Operating segment revenues and profitability for the year ended December 31, 2016 were as follows:

			Virtual Reality	Total
	Corporate	Film Production	App production	Consolidated

Revenue	$-	$184,000	$24,000	$208,000
Cost of goods sold	-	107,000	6,000	113,000

Gross Profit	-	77,000	18,000	95,000

Operating Expenses	1,131,000	276,000	313,000	1,720,000

(Loss) from operations	(1,131,000)	(199,000)	(295,000)	(1,625,000)

Interest Expense	224,000	3,000	-	227,000

Change in fair value of derivative liability	8,870,000	-	-	8,870,000

(Gain) on extinguishment of liabilities	(586,000)	-	-	(586,000)

Net (loss) before non-controlling interest	(9,639,000)	(202,000)	(295,000)	(10,136,000)

Total Assets	3,000	26,000	86,000	115,000

Note 13 - Income Tax Provision

The Company did not record any income tax provision for the years ended December 31, 2016 and 2015 due to the Company’s net losses. The Company files income tax returns in the United States (“Federal“) and Florida (“State“) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At December 31, 2016, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $2.7 million. These carry forwards will begin to expire in the year ending December 31, 2017, subject to IRS limitations, including change in ownership.

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

At December 31, 2016, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $2.7 million would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

	For the year Ended	For the year Ended
	December 31, 2016	December 31, 2015
Net Operating loss carryforwards	$2,247,000	$1,551,000
Accrued Compensation	183,000	50,000
Impairment of goodwill	128,000	128,000
Stock based compensation and other	108,000	360,000

Total net deferred tax assets	2,666,000	2,089,000
Less valuation discount	(2,666,000)	(2,089,000)
Net deferred tax assets	$-	$-

A reconciliation of income taxes with the amounts computed at the statutory federal rate are as follows:

	For the year Ended	For the year Ended
	December 31, 2016	December 31, 2015
Computed tax provision (benefit) at
federal statutory rate	-34%	-34%
State income taxes, net of federal
benefit	-6%	-6%
Permanent differences	83%	59%
Net Operating loss	-43%	-19%
Income tax provision	0%	0%

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2016.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There are no interest or penalties accrued as of December 31, 2016.

Note 14 – Subsequent Events

On April 3, 2017 Birchwood Capital, LLC (“Birchwood“) entered into a securities purchase agreement by and between Birchwood, Brick Top Holdings, Inc. (“Brick Top“) and David Cohen pursuant to which Birchwood transferred to Brick Top 1,250,000 shares of the Company’s Series A preferred stock and 5,125,000 shares of the Company’s Series C preferred stock in exchange for $37,500. Alexander Bafer, the Company’s Chairman of the Board and Chief Development Officers, owns and controls Brick Top. Also on April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company no later than April 15, 2017. In consideration thereof, Mr. Cohen will receive 1,000 shares of Company common stock.

