Form 10-Q
period 2017-03-31
CAROLCO PICTURES, INC.
filed 2017-05-22
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

5550 Glades Road, Ste. 500, Boca Raton, Florida 33431

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of May 22, 2017, there were 34,940 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, for the fiscal year ended December 31, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS
Current Assets
Cash	$18,000	$101,000
Accounts receivable	1,000	11,000
Prepaid expenses and other current assets	15,000	3,000
Total current assets	34,000	115,000

Total assets	$34,000	$115,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$150,000	$130,000
Accrued interest related parties	124,000	118,000
Accrued payroll - officers	553,000	458,000
Advances from related parties	41,000	41,000
Deposit on future sale of equity	55,000	55,000
Deferred revenue	-	24,000
Note payable	75,000	75,000
Convertible notes payable-related party	484,000	484,000
Derivative liability	3,602,000	12,985,000
Total current liabilities	5,084,000	14,370,000
Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2017 and December 31, 2016	1,000	1,000
Series B Preferred stock: $0.0001 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Series C Preferred stock: $0.0001 par value, 41,000,000 shares authorized; 40,511,991 issued and outstanding at March 31, 2017 and December 31, 2016	4,000	4,000
Common stock par value $0.0001: 300,000,000 shares authorized; 33,940 shares issued and outstanding, at March 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	10,201,000	7,626,000
Accumulated deficit	(15,059,000)	(21,697,000)
Total Stockholders’ Deficit allocated to Carolco Pictures, Inc.	(4,853,000)	(14,066,000)
Non-Controlling Interest in Subsidiaries	(197,000)	(189,000)
Total Stockholders’ Deficit	(5,050,000)	(14,255,000

Total Liabilities and Stockholders’ Deficit	$34,000	$115,000

See accompanying notes to condensed consolidated financial statements

Carolco Pictures Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$53,000	$22,000

Cost of goods sold	31,000	2,000

Gross Profit	22,000	20,000

Operating expenses
Compensation	94,000	114,000
General and administrative	98,000	28,000

Total operating expenses	192,000	142,000

Loss from operations	(170,000)	(122,000)

Other (income) expense
Interest expense (including interest to related party of $7,000 and $72,000 respectively)	7,000	170,000
Change in fair value of derivative liability	(6,807,000)	2,380,000
Gain on extinguishment of derivative liability	-	(174,000)
Other (income) expense	-	1,000

Other (income) expense, net	(6,800,000)	2,377,000

Net income (loss)
Income (loss) before non-controlling interest	6,638,000	(2,499,000)

Loss attributable to non-controlling interest	(8,000)	(32,000)

Net income (loss) attributable to Carolco Pictures, Inc.	$6,638,000	$(2,467,000)

Net income (loss) per common share
-Basic	$195.58	$(155.17)
-Diluted	$0.08	$(155.17)

Weighted average common shares outstanding
-Basic	33,940	15,899
-Diluted	87,399,072	15,899

See accompanying notes to the condensed consolidated financial statements.

Carolco Pictures, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Shares,		Series A Preferred		Series B Preferred		Series C Preferred
	$0.0001 Par Value Per Share		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional		Non-	Total
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Controlling	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Interest	Deficit

Balance Dec 31, 2016	33,940	$-	5,000,000	$1,000	1,000,000	$-	40,511,991	$4,000	$7,626,000	$(21,697,000)	$(189,000)	$(14,255,000)

Extinguishment of derivative liability									2,575,000			2,575,000
Net income										6,638,000	(8,000)	6,630,000

Balance Mar 31, 2017	33,940	$-	5,000,000	$1,000	1,000,000	$-	40,511,991	$4,000	$10,201,000	$(15,059,000)	$(197,000)	$(5,050,000)

See accompanying notes to the condensed consolidated financial statements.

Carolco Pictures Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net income (loss)	$6,630,000	$(2,499,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(6,807,000)	2,380,000
Amortization of debt discount	-	79,000
Gain on extinguishment of derivative liability	-	(174,000)
Changes in operating assets and liabilities:
Accounts receivable	10,000	(1,000)
Prepaid expenses and other assets	(12,000)	(1,000)
Accounts payable	19,000	8,000
Accrued interest	6,000	18,000
Accrued payroll – related party	95,000	45,000
Deferred revenues	(24,000)	-

Net cash used in operating activities	(83,000)	(144,000)

Cash flows from financing activities:
Advances from (repayments to) related parties	-	196,000
Repayment of convertible notes payable	-	(123,000)
Proceeds from note payable	-	30,000

Net cash provided by financing activities	-	103,000

Net change in cash	(83,000)	(41,000)

Cash at beginning of the period	101,000	48,000

Cash at end of the period	$18,000	$7,000

Supplemental disclosure of cash flows information:
Interest paid	$-	$19,000
Income tax paid	$-	$-

Non-cash financing and investing activities:
Common stock issued upon conversion notes payable and accrued interest	$-	$83,000
Minority share of losses of subsidiary	$8,000	$32,000
Extinguishment of derivative liability upon warrant expiration	$2,575,000	$-

See accompanying notes to the condensed consolidated financial statements.

Carolco Pictures, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2017 are not indicative of the results that may be expected for the fiscal year ending December 31, 2017. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on April 10, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements included in the Form 10-K for that year.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $5,050,000 at March 31, 2017, and utilized net cash used in operating activities of $83,000 for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Reverse Stock Split

In January 2017, the Company’s Board of Directors declared a 1-for-10,000 reverse stock split of the Company’s common stock. All shares and per-share amounts have been retroactively restated as of the earliest periods presented to reflect the stock split.

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

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. All inter-company balances and transactions have been eliminated. York Productions, LLC and York Productions II, LLC are currently inactive.

Concentrations

During the three months ended March 31, 2017, the Company had one customer that accounted for 91% of sales. During the three months ended March 31, 2016, the Company had one customer that accounted for 80% of sales.

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

For the three months ended March 31, 2017, the dilutive impact of a note payable that can convert into 13 shares of common stock and warrants exercisable into 239 shares of common stock have been excluded because their impact on the income per share is anti-dilutive. For the three months ended March 31, 2017, the calculation of diluted earnings per share included convertible Series A Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series B Preferred stock that can convert into 81,023,982 shares of common stock, and notes that can convert into 4,341,150 shares of common stock. For the three months ended March 31, 2016, the dilutive impact of 295 warrants has been excluded because their impact on the loss per share is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended March 31,
	2017	2016
Earnings per share – Basic
Income (Loss) for the period	$6,638,000	$(2,467,000)
Basic average common stock outstanding	33,940	15,899
Net earnings per share	$195.58	$(155.17)

	Three months ended March 31,
	2017	2016
Earnings per share - Diluted
Income (Loss) for the period	$6,638,000	$(2,467,000)
Basic average common stock outstanding	33,940	15,899
Diluted effect from preferred stock and convertible notes	87,365,132	-
Diluted average common stock outstanding	87,399,072	15,899
Net earnings per share	$0.08	$(155.17)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2017, reporting date.

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

Note 3 –Note Payable

The Company has a note payable to a financial institution wherein the Company can make advances up to $75,000. The note payable is secured by certain of the Company’s assets, bears an average interest rate of 5% per annum and will mature in April 2017. As of March 31, 2017, and December 31, 2016, the outstanding balance of the note amounted to $75,000. The amount is currently past due.

Note 4 – Convertible Notes Payable to Related Parties

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

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of March 31, 2017 and December 31, 2016, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $124,000 and $118,000, respectively.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 5% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due.

Note 5 - Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain warrants issued to investors and conversion features of notes payable did not have fixed settlement provisions because either their exercise prices will be lowered if the Company issues securities at lower prices in the future or the conversion price is variable. In addition, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and the fair value of the warrants have been recognized as a derivative and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	March 31, 2017	December 31, 2016
Stock Price	$0.83	$4.0
Risk free interest rate	0.51% - 0.62%	0.51% - 0.62%
Expected Volatility	1004%	383%
Expected life in years	0.33	0.21-0.57
Expected dividend yield	0%	0%

Fair Value – Warrants	$0	$11,930,000
Fair Value – Note Conversion Feature	3,602,000	1,055,000
Total	$3,602,000	$12,985,000

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

During the period ended March 31, 2017, the Company recorded a gain of $6,807,000 to account for the change in fair value of the derivative liabilities related to the conversion features and warrants from December 31, 2016 to March 31, 2017. During the three months ended March 31, 2017, the warrants accounted for as derivative liabilities expired and as such their corresponding fair value at the expiration date of $2,575,000 was extinguished from the derivative liabilities balance. As of March 31, 2017, the derivative liability amounted to $3,602,000.

Note 6 - Stockholders’ Deficit

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2017 and December 31, 2016:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life
December 31, 2016	295	$800	3.63
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(56)	10	(0.54)
March 31, 2017	239	$1,740	4.17

At March 31, 2017, the Company’s outstanding and exercisable warrants had an intrinsic value of $0.

Note 7- Related Party Transactions

Advances from Related Party

From time to time, the former CEO of the Company, a shareholder and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2017 and December 31, 2016 outstanding advances from related party aggregated to $41,000.

Accrued Payroll

During the three months ended March 31, 2017, the Company accrued payroll in the aggregate of $137,000 for officers and employees’ salaries.

As of March 31, 2017, accrued payroll amounted to $553,000, of which $437,500 pertains to the accrued salary of two officers, Mr. Cohen, former CEO and Mr. Bafer, Chief Development Officer.

Note 8 - Contingencies and Litigation

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

Note 9 – Segment Reporting

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

We analyze the results of our business for these two segments through the following three companies: Recall Studios, High Five Entertainment, and Carolco Pictures. The chief development decision maker evaluates the operating results and performance of our virtual reality production segment through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief executive decision maker evaluates our corporate and television production services segment through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategies. As a result of these and other factors, we do not manage our business on an individual basis.

Operating segment revenues and profitability for the three months ended March 31, 2017 were as follows:

			Virtual Reality	Total
	Corporate	Film Production	App Production	Consolidated

Revenue	$-	$48,000	$5,000	$53,000
Cost of goods sold	-	31,000	-	31,000

Gross Profit	-	17,000	5,000	22,000

Operating Expenses	101,000	50,000	41,000	192,000

(Loss) from operations	(101,000)	(33,000)	(36,000)	(170,000)

Interest Expense	6,000	1,000	-	7,000

Change in fair value of derivative liability	(6,807,000)	-	-	(6,807,000)

Net income (loss) before non-controlling interest	$6,700,000	$(34,000)	$(36,000)	$6,630,000

Total Assets	$13,000	$4,000	$17,000	$34,000

Note 9 - Subsequent Events

On April 3, 2017 Birchwood Capital, LLC (“Birchwood”) entered into a securities purchase agreement by and between Birchwood, Brick Top Holdings, Inc. (“Brick Top”) and David Cohen pursuant to which Birchwood transferred to Brick Top 1,250,000 shares of the Company’s Series A preferred stock and 5,125,000 shares of the Company’s Series C preferred stock in exchange for $37,500. Alexander Bafer, the Company’s Chairman of the Board and Chief Development Officers, owns and controls Brick Top. Also on April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company no later than April 15, 2017. In consideration thereof, Mr. Cohen will receive 1,000 shares of Company common stock valued at $840.

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

Recent Developments

On April 3, 2017 Birchwood Capital, LLC (“Birchwood”) entered into a securities purchase agreement by and between Birchwood, Brick Top Holdings, Inc. (“Brick Top”) and David Cohen pursuant to which Birchwood transferred to Brick Top 1,250,000 shares of the Company’s Series A preferred stock and 5,125,000 shares of the Company’s Series C preferred stock in exchange for $37,500. Alexander Bafer, the Company’s Chairman of the Board and Chief Development Officers, owns and controls Brick Top.

Also on April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company no later than April 15, 2017. In consideration thereof, Mr. Cohen will receive 1,000 shares of Company common stock.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Revenue	$53,000	$22,000
Cost of goods sold	$31,000	$2,000
Operating expenses	$192,000	$142,000
Income (loss) before non-controlling interest	$6,630,000	$(2,499,000)
Net loss attributable to non-controlling interest	$(8,000)	$(32,000)
Net income (loss) attributable to Carolco Pictures’ stockholders	$6,638,000	$(2,467,000)

Revenues for the three months ended March 31, 2017 and 2016 were $53,000 and $22,000, respectively. The increase of $34,000 is derived from production services, including award programming, much of which is seasonal.

Cost of goods sold for the three months ended March 31, 2017 compared to the same period in 2016 increased by $29,000. The increase was attributable primarily due to higher production labor as the Company was not heavily involved in production projects during the three months ended March 31, 2016.

Operating expenses for the three months ended March 31, 2017 totaled $192,000, compared to $142,000 for the three months ended March 31, 2016. The increase of $50,000 was primarily attributable to an increase in compensation expense, and professional fees.

The Company realized income before non-controlling interest of $9,205,000 for the three months ended March 31, 2017, compared to a loss before non-controlling interest of $2,499,000 for the three months ended March 31, 2016. The increase is primarily due to the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a gain of $6,807,000 for the three months ended March 31, 2017 as compared to a loss of $2,380,000 for the three months ended March 31, 2016. In addition, the gain on extinguishment of derivative liability was $0 during the three months ended March 31, 2017 as compared to a gain of $174,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Cash Used in Operating Activities	$(83,000)	$(144,000)
Net Cash Provided by Financing Activities	$0	$103,000
Net Change in Cash	$(83,000)	$(41,000)

As of March 31, 2017, our total assets were $34,000 and our total liabilities were $5,084,000 and we had negative working capital of ($5,050,000). Our financial statements report net income of $6,630,000 including non-cash revenue of $6,807,000 for the change in fair value of derivative liability for the three months ended March 31, 2017 and a net loss of $2,499,000 for the three months ended March 31, 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $5,050,000 at March 31, 2017, and utilized net cash used in operating activities $83,000 for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Derivative Financial Instruments The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

See Note 2 in the accompanying condensed consolidated financial statements for a discussion of recent accounting policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended Certificate of Designation of Series C Preferred Stock of the Company, effective as of March 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 6, 2017).

31.1*	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLCO PICTURES, INC.

Date: May 22, 2017	By:	/s/ Alex Bafer
Alex Bafer
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

