Form 10-Q
period 2017-06-30
CAROLCO PICTURES, INC.
filed 2017-08-21
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

CAROLCO PICTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5550 Glades Road Suite 500, Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of August 14, 2017, there were 79,320,940 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31,2016
	(unaudited)
ASSETS
Current assets
Cash	$20,000	$77,000
Accounts receivable	10,000	10,000
Prepaid expenses and other current assets	7,000	-
Current assets from discontinued operations	-	28,000
Total current assets	37,000	115,000

Deposits	3,000	-
Total Assets	$40,000	$115,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$68,000	$49,000
Accrued interest related parties	130,000	118,000
Accrued payroll - officers	339,000	422,000
Advances from related parties	31,000	31,000
Deposit on future sale of equity	55,000	55,000
Convertible notes payable - related party	484,000	484,000
Derivative liability	812,000	12,985,000
Current liabilities from discontinued operations		226,000
Total current liabilities	1,919,000	14,370,000

Commitments and Contingencies

Stockholders' Deficit:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 5,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	1,000	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 1,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,424,491 shares and 40,511,991 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	4,000
Common stock, par value $0.0001, 300,000,000 shares authorized 79,320,940 shares and 33,940 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	8,000	-
Additional paid in capital	8,154,000	7,626,000
Non - controlling interest	-	(189,000)
Accumulated deficit	(10,042,000)	(21,697,000)
Total Stockholders' Deficit	(1,879,000)	(14,255,000)

Total Liabilities and Stockholders' deficit	$40,000	$115,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$36,000	$-	$41,000	$-

Cost of goods sold	8,000	-	8,000	-

Gross Profit	28,000	-	33,000	-

Operating Expenses:
Compensation	314,000	45,000	366,000	90,000
General and administrative	73,000	53,000	163,000	54,000

Total operating expenses	387,000	98,000	529,000	144,000

Loss from operations	(359,000)	(98,000)	(496,000)	(144,000)

Other Income (Expense)
Interest expense	(5,000)	(30,000)	(12,000)	(203,000)
Other income (expense)	1,000	-	1,000	2,000
Gain on extinguishment of derivative liability	-	84,000	-	257,000
Change in fair value of derivative liability	5,366,000	(1,751,000)	12,173,000	(4,203,000)

Total Other (Income) Expense	5,362,000	(1,697,000)	12,162,000	(4,147,000)

Income (Loss) From Continuing Operations	5,003,000	(1,795,000)	11,666,000	(4,291,000)

Income (Loss) From Discontinued Operations:

Loss from operations of discontinued business component	(43,000)	(28,000)	(68,000)	$(90,000)

Gain from sale of discontinued business component	57,000	-	57,000	-

Total Income (Loss) From Discontinued Operations	14,000	(28,000)	(11,000)	(90,000)

Net Income (Loss)	$5,017,000	$(1,823,000)	$11,655,000	$(4,381,000)

Net income (loss) from continuing operations per common share
-Basic	$0.29	$(64.54)	$1.35	$(197.04)
-Diluted	$0.22	$(64.54)	$0.80	$(197.04)

Net income (loss) from discontinued operations per common share
-Basic	$0.00	$(1.01)	$(0.00)	$(4.13)
-Diluted	$0.00	$(1.01)	$(0.00)	$(4.13)

Net income (loss)
-Basic	$0.29	$(65.54)	$1.35	$(201.18)
-Diluted	$0.22	$(65.54)	$0.80	$(201.18)

Weighted average common shares outstanding
-Basic	17,110,572	27,814	8,619,429	21,777
-Diluted	23,018,091	27,814	14,526,948	21,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures Inc.

Condensed Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Common Shares,		Series A Preferred		Series B Preferred		Series C Preferred
	$0.0001 Par Value Per Share		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional		Non-
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Controlling	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Interest	(Deficit)

Balance December 31, 2016	33,940	$-	5,000,000	$1,000	1,000,000	$-	40,511,991	$4,000	$7,626,000	$(21,697,000)	$(189,000)	$(14,255,000)

Issuance of common stock for cash	610,000	-							122,000			122,000

Issuance of common stock for services	501,000	-							410,000			410,000

Issaunce of shares to former officer	1,000	-							-			-

Conversion of Preferred "C" shares into common	78,175,000	8,000					(39,087,500)	(4,000)	(4,000)			-

Elimination of non-controlling interest upon sale of S&G											189,000	189,000

Net income										11,655,000		11,655,000

Balance June 30, 2017	79,320,940	$8,000	5,000,000	$1,000	1,000,000	$-	1,424,491	$-	$8,154,000	$(10,042,000)	$-	$(1,879,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,655,000	$(4,381,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	410,000	-
Change in fair value of derivative liability	(12,173,000)	4,203,000
Elimination of non-controlling interest of discontinued operations	189,000
Depreciation expense	-	1,000
Amortization of debt discount and debt issuance cost	-	79,000
Gain on extinguishment of derivative liability	-	(257,000)
Changes in operating liabilities
Accounts receivable	-	(5,000)
Prepaid expenses and other current assets	(7,000)	(3,000)
Deposits	(3,000)	-
Accounts payable	19,000	22,000
Accrued interest	12,000	51,000
Accrued payroll	(83,000)	86,000
Net Cash Provided (Used) By Operating Activities of Continuing Operations	19,000	(204,000)
Net Cash Used in Operating Activities of Discontinued Operations	(198,000)
Net Cash Used in Operating Activities	(179,000)	(204,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	354,000
Repayments of note payable - related party	-	(100,000)
Proceeds from issuance of note payable	-	31,000
Repayments of convertible notes payable	-	(122,000)
Proceeds from sale of common stock	122,000	-
Net Cash Provided by Financing Activities	122,000	163,000

Net Decrease in Cash	(57,000)	(41,000)
Cash at Beginning of Period	77,000	48,000
Cash at End of Period	$20,000	$7,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$19,000
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$91,000
Issuance of common stock upon conversion of notes payable - related party	$-	$9,000
Issuance of preferred stock upon settlement of related party advances and accrued payroll	$-	$439,000
Conversion of 39,087,500 shares of Series C Preferred stock into 79,175,000 shares of common stock	$8,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2017 are not indicative of the results that may be expected for the fiscal year ending December 31, 2017. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on April 10, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements included in the annual report on Form 10-K for that year.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $1,879,000 at June 30, 2017 and incurred a loss from operations of $496,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Reverse Stock Split

In January 2017, the Company effected a 1-for-10,000 reverse stock split of the Company’s common stock. All shares and per-share amounts have been retroactively restated as of the earliest periods presented to reflect the stock split.

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

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. All inter-company balances and transactions have been eliminated. York Productions, LLC and York Productions II, LLC are currently inactive. On June 15, 2017, Carolco Pictures, Inc. entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitute 75% of the issued and outstanding shares of S&G.

Concentrations

During the six months ended June 30, 2017, the Company had one customer that accounted for 90% of sales. During the six months ended June 30, 2016, the Company had no sales.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the six months ended June 30, 2017, the dilutive impact of a note payable that can convert into 13 shares of common stock and warrants exercisable into 239 shares of common stock have been excluded because their impact on the income per share is anti-dilutive. For the six months ended June 30 2017, the calculation of diluted earnings per share included convertible Series B Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series C Preferred stock that can convert into 2,848,982 shares of common stock, and notes that can convert into 1,058,537 shares of common stock. For the six months ended June 30, 2016, the dilutive impact of 295 warrants, Series B Preferred stock that can convert into 2,000,000 shares of common stock and notes that can convert into 399,333,333 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Six months ended June 30,		Three months ended June30,
	2017	2016	2017	2016
Earnings per share – Basic
Income (Loss) for the period	$11,655,000	$(4,381,000)	$5,017,000	$(1,823,000)
Basic average common stock outstanding	8,619,429	21,777	17,110,572	27,814
Net earnings per share	$1.35	$(201.18)	$0.29	$(65.54)

`	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Earnings per share - Diluted
Income (Loss) for the period	$11,655,000	$(4,381,000)	$5,017,000	$(1,823,000)
Basic average common stock outstanding	8,619,429	21,777	17,110,572	27,814
Diluted effect from preferred stock and convertible notes	5,907,519	-	5,907,519	-
Diluted average common stock outstanding	14,526,948	21,777	23,018,091	27,814
Net earnings per share	$0.80	$(201.18)	$0.22	$(65.54)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2017, reporting date.

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

July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 in the third quarter of 2017. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Convertible Notes Payable to Related Parties

Chairman and CEO

In July 2015, the Company issued convertible promissory notes to Alex Bafer, Chairman and CEO, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible to shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of June 30, 2017 and December 31, 2016, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $130,000 and $118,000, respectively. The notes are currently past due.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 5% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due.

Note 4- Derivative Liability

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

The derivative liabilities were valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	June 30, 2017	December 31, 2016
Stock Price	$0.92	$4.0
Risk free interest rate	0.84%	0.51% - 0.62%
Expected Volatility	919%	383%
Expected life in years	0.08	0.21-0.57
Expected dividend yield	0%	0%

Fair Value – Warrants	$0	$11,930,000
Fair Value – Note Conversion Feature	812,000	1,055,000
Total	$812,000	$12,985,000

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

During the period ended June 30, 2017, the Company recorded a gain of $12,173,000 to account for the change in fair value of the derivative liabilities related to the conversion features and warrants from December 31, 2016 to June 30, 2017. The warrants accounted for as derivative liabilities expired and as such their corresponding fair value at the expiration date of $0 was extinguished from the derivative liabilities balance. As of June 30, 2017, the derivative liability amounted to $812,000.

Note 5 - Stockholders’ Deficit

Issuance of Common Stock for Cash

During the period ended June 30, 2017, the Company issued 610,000 shares of common stock for proceeds of $122,000.

Issuance of Common Stock for services

During the period ended June 30, 2017, the Company issued an aggregate of 501,000 shares of common stock valued at $410,000 to five shareholders for services.

Issuance of Common Stock Upon Conversion of Series C Preferred Stock

During the period ended June 30, 2017, the Company issued 78,175,000 shares of common stock upon the conversion of 39,087,500 shares of Series C Preferred Stock pursuant to the terms of the certificate of designation of the Series C Preferred Stock.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2017 and December 31, 2016:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life
December 31, 2016	295	$800	3.63
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(56)	10	(0.30)
June 30, 2017	239	$1,740	3.93

At June 30, 2017, the Company’s outstanding and exercisable warrants had no intrinsic value as the exercise price of these warrants was greater than the market price at June 30, 2017

Note 6- Related Party Transactions

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2017 and December 31, 2016 outstanding advances from related party aggregated to $31,000 and $41,000, respectively.

Accrued Payroll

During the six months ended June 30, 2017, the Company accrued payroll in the aggregate of $127,500 for officers and employees’ salaries. On April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company. In consideration thereof, Mr. Cohen received 1,000 shares of Company common stock valued at $1,000. In addition he released the Company from its obligation for accrued payroll of $125,000.

As of June 30, 2017, accrued payroll amounted to $339,000, of which $312,500 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer.

Note 7 - Contingencies and Litigation

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

Note 8 – Discontinued Operations

On June 15, 2017, the Company entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitute 75% of the issued and outstanding shares of S&G. Pursuant to current accounting guidelines, the business component is reported as a discontinued operations.

Pursuant to the Agreement, at the closing of the Transaction, the Company was to deliver to Metro 100% of the issued and outstanding shares of common stock of S&G owned by the Company, and Metro was required to pay for such stock as follows: An initial payment of $10,000 was required to be made at the closing, and thereafter, at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, Metro shall pay the Company 5% of gross revenues collected during the quarter by Metro via the exploitation of S&G’s assets, up to a lifetime maximum of $590,000.

The Agreement requires Metro to use its best professional efforts to generate revenue from the exploitation of S&G’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of the S&G from Metro for $10,000.

The Company recognized a gain on the sale of S&G of $57,000 consisting of the assumption by the buyer of the net liabilities of S&G of $236,000 offsets by the elimination of the non-controlling interest of S&G of $189,000 and the purchase price consideration of $10,000. The remainder of the purchase price will be recognized when collectability can be determined.

The following table summarizes the assets and liabilities of our former subsidiary’s discontinued operations as of December 31, 2016:

December 31, 2016
ASSETS:
Current assets
Cash	$24,000
Accounts receivable	1,000
Prepaid expenses and other current assets	3,000
Total assets	$28,000

LIABILITIES :
Current liabilities
Accounts payable and accrued expenses	$81,000
Accrued payroll - officers	36,000
Advances from related parties	10,000
Deferred revenue	24,000
Note payable	75,000
Total liabilities	$226,000

The following table summarizes the results of operations of our former subsidiary for the three and six months ended June 30, 2017 and 2016 and is included in the condensed consolidated statements of operations as discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$3,000	$-	$49,000	$40,000

Cost of goods sold	-	-	31,000	1,000

Gross Profit	3,000	-	18,000	39,000

Operating Expenses:
Compensation	5,000	13,000	76,000	74,000
General and administrative	50,000	14,000	7,000	53,000

Total operating expenses	55,000	27,000	83,000	127,000

Loss from operations	(52,000)	(27,000)	(65,000)	(88,000)

Other Income (Expense)
Interest expense	(1,000)	(1,000)	(1,000)	(2,000)
Other income (expense)	10,000	-	(2,000)	-
Total Other Income (Expense)	9,000	(1,000)	(3,000)	(2,000)

Loss From Operations of Discontinued Business Component	$(43,000)	$(28,000)	$(68,000)	$(90,000)

Note 9 - Subsequent Events

Big Ben Ventures

On July 12, 2017, Carolco Pictures, Inc. entered into a letter agreement with Big Ben Venture Partners Ltd. Pursuant to the terms of the Agreement, Big Ben agreed to assist with the listing of a yet-to-be formed Swedish publicly traded subsidiary on the Nordic Growth Market NGM AB, MIC Code XNGM, a regulated Swedish stock exchange.

Big Ben will provide bridge funding for the formation of the Subsidiary and assist with a reverse merger. In exchange for its services, the Company agreed to pay SEK 475,000 (approximately $57,000), of which SEK 275,000 (approximately $33,000) will be paid as a retainer upon execution of the Agreement.

Big Ben agrees to prepare a common stock public accession memorandum, as required by the Swedish stock exchange. Once the memorandum is compliant and approved, the Subsidiary may raise capital up to 2,500,000 Euros (approximately $2,875,000) and list the Subsidiary. Big Ben also agrees to provide public image consulting, including in regard to the website, investor relations page and press releases, legal advice, post-introductory public offering advice and support and compliance advice. In addition, Big Ben will assist with raising capital via a limited private offering prior to approval of an offering memorandum, with a goal of raising capital prior to the public offering, and will introduce the Company to institutional investment contacts in order to assist with capital raising. As compensation for closing an equity transaction with an introduced party, Big Ben will be entitled to a success fee, payable in cash as funds are raised, directly or indirectly, by Big Ben, or otherwise agreed upon. The success fee will be as set forth below:

●	10.0% of the first SEK 3,000,000 (approximately $360,000)
●	8.0% of the following SEK 7,000,000 (approximately $840,000)
●	7.5% of the following SEK 30,000,000 (approximately $3,600,000)
●	6.0% of the following amount raised.

Big Ben also offers the Subsidiary a dual listing opportunity with OTC Pink or OTCQX International.

Trademark Assignment and Settlement Agreement

On July 19, 2017, Carolco Pictures, Inc. entered into a Trademark Assignment and Settlement Agreement with STUDIOCANAL, a Société anonyme of France.

A dispute had previously arisen between STUDIOCANAL and the Company in relation to the trademark for “CAROLCO” obtained by Brick Top Productions, Inc., an affiliate of the Company. Pursuant to the Agreement, and in order to settle the dispute, the Company agreed to assign the “CAROLCO” trademark to STUDIOCANAL.

In connection therewith, on the same date as the execution of the Agreement, the Company and STUDIOCANAL executed a Trademark Assignment Recordal Form. In consideration of the assignment, STUDIOCANAL agreed to pay the Company a one-time fee of $9,000 within 15 days of the execution of the Agreement.

Pursuant to the Agreement, the Company was required, within three business days following the receipt of the payment, to surrender the domain name http://www.carolcopictures.com/ to STUDIOCANAL with any future payments related to the domain name to be assumed by STUDIOCANAL. The payment is expected to be received in the time frame referenced above, at which point the domain name will be transferred to STUDIOCANAL.

As of the effective date of the Agreement, the Company agreed that it and its affiliates will cease producing and distributing television shows, movies or any other media under the CAROLCO mark or any mark confusingly similar to the CAROLCO mark. In addition, the Company agreed that, within 10 days of the date of the Agreement, the Company will initiate the process of changing its name. Upon completion of the required securities and corporate law actions in connection with the name change, but in no event more than 75 days after the date of the Agreement, unless such delay is caused by a regulatory agency and not the Company, the Company agreed to change its name to remove reference to CAROLCO, and will remove all mention of the CAROLCO name from its products, website, and all future corporate documents.

The Company also agreed to remove all images and titles of Carolco Pictures’ library films from its and its affiliates’ websites as of the effective date of the Agreement, that neither it nor any of its affiliates will ever use any images from or titles of works in the Carolco Pictures library in the future, that neither it nor any of its affiliates will use or apply for registration of any marks containing the term CAROLCO or variations thereof in connection with any entertainment-related products or services, and that the Company would not oppose or otherwise challenge STUDIOCANAL’s use of, trademark applications, or registrations for the CAROLCO mark, or any mark containing a variation of the term CAROLCO.

Under the Agreement, each party released the other party, its affiliates, subsidiaries, holding companies and other entities within its control, successors and assigns, and all officers, directors, employees, agents, representatives, third party vendors, insurers and attorneys, from any and all claims, causes of action or demands of any kind or nature whatsoever which arise from use of the CAROLCO marks in connection with entertainment-related products or services and which existed prior to the effective date of the Agreement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

Recent Developments

On April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company. In consideration thereof, Mr. Cohen received 1,000 shares of Company common stock. Mr. Cohen resigned on April 11, 2017.

On June 15, 2017, Carolco Pictures, Inc. entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitute 75% of the issued and outstanding shares of S&G, for a total purchase price of $600,000. The Company had acquired the shares of S&G from Martin Fischer in 2013, and Mr. Fisher subsequently served as the President of S&G, and is a stockholder of the Company.

S&G’s minority shareholders have agreed to the sale and the delivery of their shares to Metro.

Pursuant to the Agreement, at the closing of the Transaction, the Company was to deliver to Metro 100% of the issued and outstanding shares of common stock of S&G owned by the Company, and Metro was required to pay for such stock as follows: An initial payment of $10,000 was required to be made at the closing, and thereafter, at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, Metro shall pay the Company 5% of gross revenues collected during the quarter by Metro via the exploitation of S&G’s assets, up to a lifetime maximum of $590,000.

Metro is also required to provide documentation and accounting of all exploitation of such assets to the Company along with its quarterly payments. Metro is not required to make any payments in any quarter in which no revenues are collected from the exploitation of S&G’s assets.

Pursuant to the Agreement, the Company agreed that the Company would (i) repay or settle the sum of $33,334 which was due from S&G to S&G’s former landlord, Colliers International by July 31, 2017; and (ii) repay or settle the sum of $6,591 which was due from S&G to the State of Tennessee by July 1, 2017. In addition, the Company also forgave $5,000 which remained owed by S&G to the Company pursuant to a promissory note, originally in the amount of $25,000, of which S&G had previously repaid $20,000. The Agreement provided that S&G would retain the obligation for a $75,000 line of credit with SunTrust Bank. In addition, the sum of $39,656, which was due and payable to Martin Fischer by S&G has been fully and irrevocably settled and resolved by the Settlement and Mutual Release described below. In addition, Metro was entitled to deduct from the purchase price all taxes that the Company or S&G owe to any federal or state entity as they relate to the assets of S&G.

The Agreement requires Metro to use its best professional efforts to generate revenue from the exploitation of S&G’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of the S&G from Metro for $10,000.

The Company did not utilize a broker in connection with the Agreement or the Transaction.

Results of Operations for the Three Months Ended June, 2017 and 2016

	Three Months Ended June 30,
	2017	2016
Revenue	$36,000	$0
Cost of goods sold	$8,000	$0
Operating expenses	$387,000	$98,000
Income (loss) from continuing operations	$5,003,000	$(1,795,000)
Net income (loss) from discontinued operations	$14,000	$(28,000)
Net income (loss)	$5,017,000	$(1,823,000)

Revenues for the three months ended June 30, 2017 and 2016 were $36,000 and $0, respectively. The increase of $36,000 is directly related to the commercialization and sale of an iOS app.

Cost of goods sold for the three months ended June 30, 2017 compared to the same period in 2016 increased by $8,000. This increase is due to the sale of the iOS app.

Operating expenses for the three months ended June 30, 2017 totaled $387,000, compared to $98,000 for the three months ended June 30, 2016. The increase of $289,000 is directly related to issuance of common shares for services of $410,000 offset by a reduction in compensation of $96,000 as well as a reduction in operating expenses due to the sale of our S&G subsidiary.

The Company realized income from continuing operations of $5,003,000 for the three months ended June 30, 2017, compared to a loss from continuing operations of $1,795,000 for the three months ended June 30, 2016. The increase is primarily due to the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a gain of $5,366,000 for the three months ended June 30, 2017 as compared to a loss of $1,751,000 for the three months ended June 30, 2016. In addition, the gain on extinguishment of derivative liability was $0 during the three months ended June 30, 2017 as compared to $84,000 for the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Revenue	$41,000	$0
Cost of goods sold	$8,000	$0
Operating expenses	$529,000	$144,000
Income (loss) from continuing operations	$11,666,000	$(4,291,000)
Net loss from discontinued operations	$(11,000)	$(90,000)
Net income (loss)	$11,655,000	$(4,381,000)

Revenues for the six months ended June 30, 2017 and 2016 were 41,000 and $0, respectively. The increase of $41,000 is directly related the commercialization and sale of an iOS app.

Cost of goods sold for the six months ended June 30, 2017 compared to the same period in 2016 increased by $8,000. The increase is due to the sale of the iOS app.

Operating expenses for the six months ended June 30, 2017 totaled $529,000, compared to $144,000 for the six months ended June 30, 2016. The increase of $385,000 is directly related the issuance of common shares for services of $410,000 offset by a reduction in compensation of $44,000 as well as a reduction in operating expenses due to the sale of our S&G subsidiary.

The Company realized income from continuing operations of $11,666,000 for the six months ended June 30, 2017, compared to a loss from continuing operations of $4,291,000 for the six months ended June 30, 2016. The increase is primarily due to the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a gain of $12,173,000 for the six months ended June 30, 2017 as compared to a loss of $4,203,000 for the six months ended June 30, 2016. In addition, the gain on extinguishment of derivative liability was $0 during the six months ended June 30, 2017 as compared to $257,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Cash Used in Operating Activities	$(179,000)	$(204,000)
Net Cash Provided by Financing Activities	$122,000	$163,000
Net Change in Cash	$(57,000)	$(41,000)

As of June 30, 2017, our total assets were $40,000 and our total liabilities were $1,919,000 and we had negative working capital of ($1,882,000). Our financial statements report net income of $11,665,000 including non-cash gain of $12,173,000 for the change in fair value of derivative liability for the six months ended June 30, 2017 as compared to a net loss of $4,381,000 for the six months ended June 30, 2016.

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

Off-Balance Sheet Arrangements

As of June 30 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $1,879,000 at June 30, 2017 and incurred a loss from operations of $496,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Derivative Financial Instruments The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates during the three months ended June 30, 2017, the Company issued 610,000 shares of the Company’s Common Stock for net proceeds of $122,000.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2017.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLCO PICTURES, INC.

Date: August 21, 2017	By:	/s/ Alex Bafer
Alex Bafer
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

