Form 10-Q
period 2017-09-30
CAROLCO PICTURES, INC.
filed 2017-11-21
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

CAROLCO PICTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1115 Broadway, 12th Floor, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

(212) 537-5775

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 20, 2017, there were 79,628,783 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carolco Pictures, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$101,000	$77,000
Accounts receivable	10,000	10,000
Prepaid expenses and other current assets	58,000	-
Current assets from discontinued operations	-	28,000
Total current assets	169,000	115,000

Deposits	3,000	-
Total Assets	$172,000	$115,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$93,000	$49,000
Accrued interest related parties	136,000	118,000
Accrued payroll - officers	388,000	422,000
Advances from related parties	31,000	31,000
Deposit on future sale of equity	55,000	55,000
Convertible notes payable, net of discount	13,000	-
Convertible notes payable - related party	484,000	484,000
Derivative liability	1,574,000	12,985,000
Current liabilities from discontinued operations	-	226,000
Total current liabilities	2,774,000	14,370,000

Commitments and Contingencies	-	-

Stockholders' Deficit:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 5,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1,000	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 1,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,424,491 shares and 41,511,991 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	4,000
Common stock, par value $0.0001, 300,000,000 shares authorized 79,628,783 shares and 33,940 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,000	-
Additional paid in capital	8,239,000	7,626,000
Non - controlling interest	-	(189,000)
Accumulated deficit	(10,850,000)	(21,697,000)
Total Stockholders' Deficit	(2,602,000)	(14,255,000)

Total Liabilities and Stockholders' Deficit	$172,000	$115,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$41,000	$-

Cost of goods sold	-	-	8,000	-

Gross Profit	-	-	33,000	-

Operating Expenses:
Compensation	64,000	715,000	430,000	804,000
General and administrative	162,000	502,000	325,000	567,000

Total operating expenses	226,000	1,217,000	755,000	1,371,000

Loss from operations	(226,000)	(1,217,000)	(722,000)	(1,371,000)

Other Income (Expense)
Interest expense	(32,000)	(14,000)	(44,000)	(211,000)
Amortization of debt discount	(51,000)	-	(51,000)	-
Financing costs	(231,000)	-	(231,000)	-
Other income (expense)	-	-	1,000	(2,000)
Gain on settlement of convertible note	-	28,000	-	28,000
Gain on extinguishment of derivative liability	-	132,000	-	389,000
Change in fair value of derivative liability	(268,000)	379,000	11,905,000	(3,826,000)

Total Other (Income) Expense	(582,000)	525,000	11,580,000	(3,622,000)

Income (Loss) From Continuing Operations	(808,000)	(692,000)	10,858,000	(4,993,000)

Income (Loss) From Discontinued Operations:

Loss from operations of discontinued business component	-	(15,000)	(68,000)	$(110,000)

Gain from sale of discontinued business component	-	-	57,000	-

Total Income (Loss) From Discontinued Operations	-	(15,000)	(11,000)	(110,000)

Net Income (Loss)	$(808,000)	$(707,000)	$10,847,000	$(5,103,000)

Net income (loss) from continuing operations per common share
-Basic	$(0.01)	$(1.85)	$0.34	$(19.41)
-Diluted	$(0.01)	$(1.85)	$0.27	$(19.41)

Net income (loss) from discontinued operations per common share
-Basic	$-	$(0.04)	$(0.00)	$(0.43)
-Diluted	$-	$(0.04)	$(0.00)	$(0.43)

Net income (loss)
-Basic	$(0.01)	$(1.89)	$0.34	$(19.84)
-Diluted	$(0.01)	$(1.89)	$0.27	$(19.84)

Weighted average common shares outstanding
-Basic	79,393,777	373,961	32,156,987	257,265
-Diluted	86,784,507	373,961	39,547,717	257,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures Inc.

Condensed Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Common Shares,
	$0.0001 Par Value		Series A Preferred		Series B Preferred		Series C Preferred
	Per Share		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional		Non-
	Shares		Shares		Shares		Issued		Paid -In	Accumulated	Controlling	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance December 31, 2016	33,940	$-	5,000,000	$1,000	1,000,000	$-	40,511,991	$4,000	$7,626,000	$(21,697,000)	$(189,000)	$(14,255,000)

Issuance of common stock for cash	810,000	-							152,000			152,000

Issuance of common stock for services	501,000	-							410,000			410,000

Issaunce of shares to former officer	1,000	-							-			-

Conversion of Preferred "C" shares into common	78,175,000	8,000					(39,087,500)	(4,000)	(4,000)

Elimination of non-controlling interest upon sale of S&G	-	-									189,000	189,000

Issuance of common stock for commitment fee	107,843	-							55,000			55,000

Net income										10,847,000		10,847,000

Balance September 30, 2017	79,628,783	$8,000	5,000,000	$1,000	1,000,000	$-	1,424,491	$-	$8,239,000	$(10,850,000)	0	$(2,602,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,847,000	$(5,103,000)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Financing cost	231,000
Common stock issued for commitment fee	55,000
Common stock issued for services	410,000	619,000
Change in fair value of derivative liability	(11,905,000)	3,826,000
Elimination of non-controlling interest of discontinued operations	189,000
Depreciation expense	-	1,000
Amortization of debt discount and debt issuance cost	51,000	79,000
Amortization of intangible assets	-	276,000
Gain on settlement of convertible note	-	(28,000)
Gain on extinguishment of derivative liability	-	(389,000)
Changes in operating liabilities
Accounts receivable	-	(46,000)
Prepaid expenses and other current assets	(58,000)	8,000
Deposits	(3,000)	-
Capitalized production costs	-	(24,000)
Accounts payable	39,000	138,000
Accrued interest	18,000	49,000
Accrued payroll	(34,000)	292,000
Net Cash Used By Operating Activities of Continuing Operations	(160,000)	(302,000)
Net Cash Used in Operating Activities of Discontinued Operations	(198,000)
Net Cash Used in Operating Activities of Discontinued Operations	(358,000)	(302,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	107,000
Net Cash Provided by Financing Activities	-	107,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	359,000
Repayments of note payable - related party	-	(100,000)
Proceeds from issuance of note payable	270,000	31,000
Repayments of convertible notes payable	(40,000)	(148,000)
Proceeds from future sale of equity		205,000
Proceeds from sale of common stock	152,000	-
Net Cash Provided by Financing Activities	382,000	347,000

Net Increase in Cash	24,000	152,000
Cash at Beginning of Period	77,000	48,000
Cash at End of Period	$101,000	$200,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$19,000
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$100,000
Issuance of Series A and B Preferred Stock upon settlement of related party advances and accrued payroll	$-	$439,000
Issuance of Series A and B Preferred Stock upon acquisition of Recall Studios, Inc.	$-	$1,221,000
Conversion of 39,087,500 shares of Series C Preferred stock into 79,175,000 shares of common stock	$8,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carolco Pictures, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America (“U.S.”) and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2017 are not indicative of the results that may be expected for the fiscal year ending December 31, 2017. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on April 10, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements included in the annual report on Form 10-K for that year.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,602,000 at September 30, 2017 and incurred a loss from operations for the three months ended September 30, 2017 of $808,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations

During the nine months ended September 30, 2017, the Company had one customer that accounted for 90% of sales. During the nine months ended September 30, 2016, the Company had no sales.

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

For the nine months ended September 30, 2017, the dilutive impact of a note payable that can convert into 13 shares of common stock and warrants exercisable into 239 shares of common stock have been excluded because their impact on the income per share is anti-dilutive. For the nine months ended September 30 2017, the calculation of diluted earnings per share included convertible Series B Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series C Preferred stock that can convert into 2,848,982 shares of common stock, and notes that can convert into 2,541,748 shares of common stock. For the nine months ended September 30, 2016, the dilutive impact of 295 warrants, Series B Preferred stock that can convert into 2,000,000 shares of common stock and notes that can convert into 399,333,333 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Earnings per share – Basic
Income (Loss) for the period	$10,847,000	$(5,103,000)	$(808,000)	$(707,000)
Basic average common stock outstanding	32,156,987	257,265	79,393,777	373,961
Net earnings per share	$0.34	$(19.84)	$(.01)	$(1.89)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Earnings per share - Diluted
Income (Loss) for the period	$10,847,000	$(5,103,000)	$(808,000)	$(1,823,000)
Basic average common stock outstanding	32,156,987	257,265	79,393,777	373,961
Diluted effect from preferred stock and convertible notes	7,390,730	-	7,390,730	-
Diluted average common stock outstanding	39,547,717	257,265	86,784,507	373,961
Net earnings per share	$0.27	$(19.84)	$(0.01)	$1.89)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2017, reporting date.

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

July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company has early adopted ASU 2017-11 in the third quarter of 2017 . The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Convertible Notes Payable

On August 28, 2017, the Company issued a convertible promissory note to Power Up Lending Group in the amount of $40,000. The note is due on June 10, 2018 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 63% multiplied by the average of the three lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $40,000 to account for the note’s derivative liability. On September 29, 2017 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On August 29, 2017, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $35,000 to account for the note’s derivative liability.

On September 5, 2017, the Company issued a convertible promissory note to LG Capital Funding in the amount of $52,500. The note is due on September 5, 2018 and bears interest at 6% per annum. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,500 to account for the note’s derivative liability.

On September 12, 2017, the Company issued a convertible promissory note to EMA Financal in the amount of $100,000. The note is due on September 5, 2018 and bears interest at 10% per annum. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $100,000 to account for the note’s derivative liability.

On September 22, 2017, the Company issued a convertible promissory note to Essex Global Investment in the amount of $43,000. The note is due on September 22, 2018 and bears interest at 10% per annum. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $43,000 to account for the note’s derivative liability.

As of September 30, 2017, outstanding balance of the notes payable amounted to $231,000, accrued interest of $18,000 and unamortized note discount of $218,000.

Note 4– Convertible Notes Payable to Related Parties

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

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of September 30, 2017 and December 31, 2016, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $136,000 and $118,000, respectively. The notes are currently past due.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 5% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due.

Note 5- Derivative Liability

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

The derivative liabilities were valued at the following dates using a probability based weighted-average Black-Scholes-Merton model with the following average assumptions:

	September 30, 2017	December 31, 2016
Stock Price	$0.51	$4.0
Risk free interest rate	0.84%	0.51% - 0.62%
Expected Volatility	525%	383%
Expected life in years	.92-1.00	0.21-0.57
Expected dividend yield	0%	0%

Fair Value – Warrants	$0	$11,930,000
Fair Value – Note Conversion Feature	1,574,000	1,055,000
Total	$1,574,000	$12,985,000

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

During the nine months ended September 30, 2017, the Company recorded $495,000 in derivative liability as a result of conversion features from the issuance of new convertible notes payables (see Note 3). In addition the Company recorded a gain of $9,331,000   to account for the change in fair value of the derivative liabilities related to the conversion features and warrants from December 31, 2016 to September 30, 2017. Also the Company recorded a gain from various warrants accounted for as derivative liabilities expired and as such their corresponding fair value at the expiration date of $2,575,000 was extinguished from the derivative liabilities balance. As of September 30, 2017, the derivative liability amounted to $1,574,000.

Note 6- Stockholders’ Deficit

Issuance of Common Stock for Cash

During the nine months ended September 30, 2017, the Company issued 810,000 shares of common stock for proceeds of $152,000.

Issuance of Common Stock for services

During the nine months ended September 30, 2017, the Company issued an aggregate of 501,000 shares of common stock valued at $410,000 to five shareholders for services.

Issuance of Common Stock Upon Conversion of Series C Preferred Stock

During the nine months ended September 30, 2017, the Company issued 78,175,000 shares of common stock upon the conversion of 39,087,500 shares of Series C Preferred Stock pursuant to the terms of the certificate of designation of the Series C Preferred Stock.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2017 and December 31, 2016:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life
December 31, 2016	295	$800	3.63
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(56)	10	.0 5
September 30, 2017	239	$1,740	3.68

At September 30, 2017, the Company’s outstanding and exercisable warrants had no intrinsic value as the exercise price of these warrants was greater than the market price at September 30, 2017

Note 7- Related Party Transactions

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2017 and December 31, 2016 outstanding advances from related party aggregated to $31,000 and $31,000, respectively.

Accrued Payroll

During the nine months ended September 30, 2017, the Company accrued payroll in the aggregate of $191,250 for officers and employees’ salaries. On April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company. In consideration thereof, Mr. Cohen received 1,000 shares of Company common stock valued at $1,000. In addition he released the Company from its obligation for accrued payroll of $125,000.

As of September 30, 2017, accrued payroll amounted to $388,000, of which $343,750 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer.

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

Note 9 – Discontinued Operations

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

The following table summarizes the assets and liabilities of our former subsidiary’s discontinued operations as of December 31, 2016:

December 31, 2016
ASSETS:
Current assets
Cash	$24,000
Accounts receivable	1,000
Prepaid expenses and other current assets	3,000
Total assets	$28,000

LIABILITIES :
Current liabilities
Accounts payable and accrued expenses	$81,000
Accrued payroll – officers	36,000
Advances from related parties	10,000
Deferred revenue	24,000
Note payable	75,000
Total liabilities	$226,000

The following table summarizes the results of operations of our former subsidiary for the three and nine months ended September 30, 2017 and 2016 and is included in the condensed consolidated statements of operations as discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$-	$146,000	$49,000	$176,000

Cost of goods sold	-	76,000	31,000	80,000

Gross Profit	-	70,000	18,000	96,000

Operating Expenses:
Compensation	-	77,000	76,000	152,000
General and administrative	-	7,000	7,000	51,000

Total operating expenses	-	84,000	83,000	203,000

Loss from operations	-	(14,000)	(65,000)	(107,000)

Other Income (Expense)
Interest expense	-	(1,000)	(1,000)	(3,000)
Other income (expense)	-	-	(2,000)	-
Total Other Income (Expense)	-	(1,000)	(3,000)	(3,000)

Loss From Operations of Discontinued Business Component	$-	$(15,000)	$(68,000)	$(110,000)

Note 10 - Subsequent Events

On August 31, 2017, stockholders holding a majority of the voting power of our issued and outstanding shares of capital stock executed a written consent approving an amendment to our articles of incorporation, as amended, pursuant to which our corporate name will change from Carolco Pictures, Inc. to Recall Studios, Inc. The corporate name change will become effective after the action is approved by FINRA.

In November 2017 the Company entered into a securities purchase agreement in connection with the issuance of a $110,000 convertible note. The note carries interest of 12% per year and is due and payable on March 29, 2018. The outstanding amounts under the note are convertible, at the option of the holder, into shares of common stock of the Company, at a conversion price calculated at 58% of the lowest sale price for the common stock during the 20 consecutive trading days immediately preceding the conversion date. In addition the Company issued 107,843 shares of the Company’s common stock as a commitment fee and issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50.

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

Big Ben agrees to prepare a common stock public accession memorandum, as required by the Swedish stock exchange. Once the memorandum is compliant and approved, the Subsidiary may raise capital up to 2,500,000 Euros (approximately $2,875,000) and list the Subsidiary. Big Ben also agrees to provide public image consulting, including in regard to the website, investor relations page and press releases, legal advice, post-introductory public offering advice and support and compliance advice. In addition, Big Ben will assist with raising capital via a limited private offering prior to approval of an offering memorandum, with a goal of raising capital prior to the public offering, and will introduce the Company to institutional investment contacts in order to assist with capital raising. As compensation for closing an equity transaction with an introduced party, Big Ben will be entitled to a success fee, payable in cash as funds are raised, directly or indirectly, by Big Ben, or otherwise agreed upon. The success fee will be as set forth below:

●	10.0% of the first SEK 3,000,000 (approximately $360,000)
●	8.0% of the following SEK 7,000,000 (approximately $840,000)
●	7.5% of the following SEK 30,000,000 (approximately $3,600,000)
●	6.0% of the following amount raised.

Big Ben also offers the Subsidiary a dual listing opportunity with OTC Pink or OTCQX International

Results of Operations for the Three Months Ended September, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
Revenue	$0	$0
Cost of goods sold	$0	$0
Operating expenses	$226,000	$1,217,000
Income (loss) from continuing operations	$(808,000)	$(692,000)
Net income (loss) from discontinued operations	$0	$(15,000)
Net income (loss)	$(808,000)	$(707,000)

Revenues for the three months ended September 30, 2017 and 2016 were $0 and $0, respectively.

Cost of goods sold for the three months ended September 30, 2017 and 2016 were $0 and $0, respectively.

Operating expenses for the three months ended September 30, 2017 totaled $226,000, compared to $1,217,000 for the three months ended September 30, 2016. The decrease of $991,000 is directly related to a reduction in operating expenses due to the sale of our S&G subsidiary as well as $276,000 in amortization expense related to intangible assets recorded during the three months ended September 30, 2016.

The Company realized loss from continuing operations of $808,000 for the three months ended September 30, 2017, compared to a loss from continuing operations of $692,000 for the three months ended September 30, 2016. The increase is primarily due to a charge to financing costs of $231,000 as well as amortization of debt discount of $51,000 in the three months ended September 30, 2017 offset by the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a loss of $268,000 for the three months ended September 30, 2017 as compared to a gain of $379,000 for the three months ended September 30, 2016. In addition, the gain on extinguishment of derivative liability was $0 during the three months ended September 30, 2017 as compared to $132,000 for the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
Revenue	$41,000	$0
Cost of goods sold	$8,000	$0
Operating expenses	$755,000	$1,371,000
Income (loss) from continuing operations	$10,858,000	$(4,993,000)
Net loss from discontinued operations	$(11,000)	$(110,000)
Net income (loss)	$10,847,000	$(5,103,000)

Revenues for the nine months ended September 30, 2017 and 2016 were 41,000 and $0, respectively. The increase of $41,000 is directly related the commercialization and sale of an iOS app.

Cost of goods sold for the nine months ended September 30, 2017 compared to the same period in 2016 increased by $8,000. The increase is due to the sale of the iOS app.

Operating expenses for the nine months ended September 30, 2017 totaled $755,000, compared to $1,371,000 for the nine months ended September 30, 2016. The decrease of $616,000 is directly related to a reduction in operating expenses due to the sale of our S&G subsidiary.

The Company realized income from continuing operations of $10,858,000 for the nine months ended September 30, 2017, compared to a loss from continuing operations of $4,993,000 for the nine months ended September 30, 2016. The increase is primarily due to the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a gain of $11,905,000 for the nine months ended September 30, 2017 as compared to a loss of $3,826,000 for the nine months ended September 30, 2016. This gain is offset by a charge to financing costs of $231,000 as well as amortization of debt discount of $51,000 in the three months ended September 30, 2017 In addition, the gain on extinguishment of derivative liability was $0 during the nine months ended September 30, 2017 as compared to $389,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
Net Cash Used in Operating Activities	$(358,000)	$(302,000)
Net Cash Provided by Investing Activities	$-	$107,000
Net Cash Provided by Financing Activities	$382,000	$347,000
Net Change in Cash	$24,000	$152,000

As of September 30, 2017, our total assets were $172,000 and our total liabilities were $2,774,000 and we had negative working capital of ($2,602,000). Our financial statements report net income of $10,847,000 including non-cash gain of $11,905,000 the change in fair value of derivative liability for the nine months ended September 30, 2017 as compared to a net loss of $5,103,000 for the nine months ended September 30, 2016.

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

Off-Balance Sheet Arrangements

As of September 30 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,602,000 at September 30, 2017 and incurred a loss from operations for the three months ended September 30, 2017 of $808,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Derivative Financial Instruments The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates during the three months ended September 30, 2017, the Company issued 200,000 shares of the Company’s Common Stock for net proceeds of $30,000.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

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

CAROLCO PICTURES, INC.

Date: November 21, 2017	By:	/s/ Alex Bafer
Alex Bafer
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

