Form 10-K
period 2017-12-31
Recall Studios, Inc.
filed 2018-04-17
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-55353

Recall Studios, Inc.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1115 Broadway, 12th Floor, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 537-5775

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $9,746,000.

The number of shares outstanding of the registrant’s common stock as of April 16, 2018, was 85,670,159 shares.

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

As used in this annual report on Form 10-K “we”, “our”, “us” and the “Company” refer to Recall Studios, Inc., a Florida corporation (d/b/a Brick Top Productions), and its subsidiaries unless the context requires otherwise.

Item 1. BUSINESS

Overview

We have been recognized as an award-winning feature film and television specials production company. Through recent corporate restructurings, as discussed herein, we have re-oriented to the technology side of the burgeoning Augmented Reality (“AR”) and Virtual Reality (“VR”) markets.

We acquired a wholly owned subsidiary, Recall Studios, Inc., in July 2016 (“Recall Studios”). Using Recall Studios’ talent and technology, we focus on advancing VR and AR technologies and have two patents pending to create content and immersive, non-liner experiences, filling the demand attendant to the increased production of VR viewing devices absent a corresponding increase in content production.

Our Business

Recall Studios is the future of new media, entertainment and technology. With proprietary technologies (two patents pending) that are redefining media consumption, Recall Studios is focused on creating disruptive software that elevates the way consumers interact with content. It is prepared to go to market with three state of the art Augmented Reality, Virtual Reality and New Media applications that are built and ready for consumers. In this increasingly disconnected world, Recall Studios brings the future to the people and the people to each other.

The team, led by seasoned entertainment and technology executives, is committed to achieving significant growth through acquisitions and production. Recall Studios is at the forefront of new media focusing specifically on bringing Augmented Reality and Virtual Reality to the masses. Recall Studios operates at the convergence of the newest technologies that are defining the future of media.

Facebook, Google and Microsoft, among others, are betting that the billions they have spent developing Virtual Reality and Augmented Reality hardware will usher in a new era of information conveyance. Initially focused on gaming to drive unit sales, these hardware side companies are now clamoring for more Augmented Reality and Virtual Reality content. In the past, conversion software and editing software has closely followed each step in progressive New Media technologies. Recall Studios has anticipated, and met, this demand with the creation of its conversion and editing tools, allowing front facing consumers the opportunity to convert traditional 2d videos into Virtual Reality and allowing them to further edit their Virtual Reality creations. We are unaware of any similar products by competitors which have overcome the substantial engineering issues that we have.

Experienced at developing immersive narratives across multiple platforms, Recall’s executive team is well positioned to capitalize on the dearth of Virtual Reality content. To secure all of our intellectual property and bring our products to market, we are now seeking $2,000,000.

The Growing New Media Market

New Media is broadly defined as the interplay between technology, images and sound. Encompassing digital content and platform delivery, Virtual Reality is one form of New Media, and is the fastest growing segment. A quantitative analysis of the market reveals that it is, today, a multi-billion dollar industry even in its nascent form. Multiple sources project a multi-trillion dollar industry in the near term. Facebook paid $2 billion for Oculus Rift, maker of Virtual Reality viewing devices and Google invested approximately $600 million into Magic Leap, with Microsoft developing its own Augmented Reality device, the HoloLens. Coca Cola and McDonalds have quickly moved to make their packaging moldable into cardboard holders for smart phones that will be able to project Virtual Reality images directly to the retina.

Gaming currently fills the void left by media production companies. Indeed, it is the video game industry that quickly adapted to the New Media and alongside newly created eSports leagues, like the increasingly popular Major League Gaming, video games are poised to most quickly capitalize on Virtual Reality’s initial growth. The film and television industry has yet to discover how best to capitalize on the billions of dollars being poured into Virtual Reality viewer development and marketing. Based on our research, Recall Studios is the first to commence development of an immersive viewing experience for feature length and episodic Virtual Reality stories beyond mere 10 minute vignettes.

Like the printing press, radio, television and internet, these Fortune 50 companies believe Augmented Reality and Virtual Reality is the newest platform and they are working hard to bring their ideals to fruition. These companies are focused on the hardware side of Virtual Reality. The other side of the equation is the necessity for content. Few companies have entered this space and traditional companies married to outdated business models are unable to meet the demand. Recall Studios is well positioned to do so.

What’s Old Is New Again

Capitalizing on the popularity of “choose your own ending” story-telling, Recall Studios has developed a new approach to Virtual Reality media production. While other content creators are finding it difficult to assimilate new media technology into their storytelling, getting lost in gimmicks and trickery, Recall Studios has commenced creation of plot lines amenable to Virtual Reality’s strengths. The Recall Storytm is written from a second-person point of view, with the primary viewer assuming the role of the protagonist, making outcome determinative choices. The primary viewer becomes a spy, a mountain climber, a tight rope walker, a soldier, an astronaut or a private detective searching through a multi-faceted universe. Friends watch immersively as the primary viewer chooses which way to go, which door to open and whether to fight or flee. Each action unlocks different plot lines and endings. Like the “choose your own ending” stories so popular in the mid 20th Century, the Recall Storytm may be watched over and over, with alternate viewers making the choices leading to myriad endings. Visual cues, like a person gesticulating wildly and asking the viewer to look up, will help drive the story. It is truly an amalgam of the newest technology with an old form of storytelling.

Recall Studios has an agreement in principle with a leading game designer to co-develop a game utilizing the technologies developed by both companies.

Recall Studios’ Technology

Recall Studios is building software that will redefine the way people interact with each other and media. The Company is in development of a suite of VR and AR products that will connect people in a way never before experienced.

Facetime, Skype, and Google Hangouts bridged distances using traditional recording techniques and sculpted a new way to interact with family, friends and colleagues. Recall is developing proprietary software that will allow you to be present in your family’s life even when you are thousands of miles from home.

Imagine you are away on a business trip.

What if your daughter could still see you across the dinner table at home telling her about your day and how much you love her?

Perhaps your children are tucked in for the night and they see you sitting on the edge of the bed reading them a goodnight story from across the globe.

You can even play hide and seek with your kids and they can see your reaction when they find you hiding behind the sofa in your living room.

Recall’s proprietary AR software makes all of this a reality.

Now imagine that you are at work while your child takes his first steps. Seeing the video on your phone will never be the same as being there in person.

With Remmersiontm you can experience this moment as if you were there, by converting the video your wife filmed with her iPhone into an immersive, headset ready, VR experience without the need for any specialized camera. Finally, imagine you are on a helipad in Dubai, a deep cover agent looks to you and asks what’s the next move partner, do we jump for the helicopter, or dig in and fight our way out? The fate of the mission is in your hands. You tell him let’s jump for it. He nods in cocky agreement and runs to the edge of the skyscraper and jumps. A gust of wind blows the helicopter off course and you see him plummet to the ground below....bad choice, but it was YOUR choice. The agent doesn’t make it, but this is VR so you get to try again.

The Recall Generator makes this possible. Our patent pending VR editing environment and accompanying mobile app allows users to create, edit and view voice activated ‘Choose Your Own Adventure’ experiences with the ease of drag, drop, and share. Creators can even see analytics on the viewers and what choices they made.

All of Recall Studios’ VR and AR software is designed to be easy to use so that anyone can create, edit and view unique experiences. Recall brings the empathetic power of immersive media to anyone with a smartphone.

Virtual Reality and Augmented Reality are changing the world; Recall Studios is changing the way we interact with it.

The Company is targeting primarily the private consumer market. Most companies in the industry are focused on software and hardware out of reach for the average consumer both in cost and complexity. Recall will bring virtual reality to the masses. Anyone with a smartphone will be able to create their own immersive stories.

The Board of Directors has taken the decision to take the Company to the next level based on a strong demand for its products and the products’ technological maturity.

The Company is raising funds to stay ahead of the competition, secure its intellectual property and bring its products to market.

Recall has two proprietary technologies that are patent pending but expects to secure additional intellectual property.

On June 15, 2017, the Company entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC (“Metro”). Pursuant to the agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., d/b/a High Five, owned by the Company, which shares constitute 75% of High Five’s issued and outstanding shares. Pursuant to current accounting guidelines, the business component is reported as discontinued operations.

Pursuant to the Metro agreement, at the closing of the High Five sale, the Company delivered to Metro 100% of the issued and outstanding shares of common stock of High Five owned by the Company, and Metro was required to pay for such stock as follows: (i) $10,000 in cash at closing, and (ii) at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, 5% of gross revenues collected during the quarter by Metro via the exploitation of High Five’s assets, up to a lifetime maximum of $590,000.

The Metro agreement requires Metro to use its best professional efforts to generate revenue from the exploitation of High Five’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of the S&G from Metro for $10,000.

Recall Studios

Through Recall Studios, we create VR / AR content and technologies, and have developed (patent pending) non-linear consumer-based editing software. The Recall Studios acquisition was a related party transaction due to the common ownership interest by Alexander Bafer, who was then the Company’s Chairman of the Board of Directors and Chief Development Officer. Mr. Bafer now serves as the Company’s Chairman of the Board and Chief Executive Officer.

We acquired Recall Studios in July 2016. Founded by business, media and entertainment industry leaders to meet growing demand for VR and AR content, Recall Studios operates within the convergence of immersive content and software. Recall Studios will allow consumers to create and share interactive experiences across all platforms. Combining modern business strategy with industry experience by bringing together highly trained relative newcomers and entertainment industry stalwarts to create low risk, high profit and artistically acclaimed feature film VR and television projects, the Company and its subsidiaries are analyzing profitability across myriad entertainment sectors. We believe that Recall Studios is the future of new media entertainment and technology.

New media is a multi-billion-dollar industry even in its nascent form. Demand for VR and mixed media content is growing rapidly. Experienced at developing immersive narratives and software, we believe that Recall Studios’ team is positioned to capitalize on the absence of high quality consumer VR experiences and software.

Management

The business side of our management team is disciplined in financial risk mitigation techniques. Aside from the commercialization of our management team’s past successes, which cannot in themselves necessarily predict future success, we are experienced at balancing projects, budgets and growth to effectively manage risk in light of our business objectives.

Competition

We don’t believe that any company has emerged as the leader in either VR production or technologies that allow consumers to edit, create, and distribute interactive VR content. Recall Studios’ competition is limited as we do not believe that there are any companies actively providing non-linear, interactive VR software/platform solutions for consumers.

Employees

As of April 16, 2018, we had four full-time employees and utilize independent contractors to fulfill our programming, coding and business development efforts. none of our employees is represented by a union. We consider our relations with our employees to be good.

Corporate History

We were incorporated on February 20, 2009, in the State of Florida, under the name York Entertainment, Inc. On October 5, 2010, we amended our articles of incorporation to change our name to Brick Top Productions, Inc. Effective December 31, 2015, we amended our articles of incorporation to change our name to Carolco Pictures, Inc. On October 17, 2017, the Company filed articles of amendment to its articles of incorporation that had the effect of changing its corporate name from Carolco Pictures, Inc. to Recall Studios, Inc. and its stock symbol was changed to “BTOP.” In addition, at that time, the Company began to do business as Brick Top Productions.

On December 24, 2013, the Company entered into a Stock Purchase Agreement with Martin Fischer (the “SPA”), pursuant to which the Company acquired from Mr. Fischer 75% of the issued and outstanding stock (the “Shares”) of S&G Holdings, Inc., d/b/a High Five Entertainment, making High Five a majority owned subsidiary of the Company. Under the terms of the SPA, the Company paid Mr. Fischer $210,000 at closing, made a capital contribution to High Five in the amount of $100,000 at closing, and agreed to make additional capital contributions of $365,000 to High Five over the first nine months of 2014, to fund business operations. In the event the Company failed to make the required capital contributions to High Five, the Company would have been required to return certain of the Shares to Mr. Fischer.

On April 29, 2015, the Company entered into an agreement (the “Agreement”) with Mario Kassar, the then Chairman of the Board, pursuant to which Mr. Kassar utilized $250,000 of the Company’s funds for costs relating to the production of the film “Audition.” Pursuant to the terms of the Agreement, the Company engaged Mr. Kassar to render producing and sales services for each film in the “Rambo” franchise, “SMITE” franchise or other feature length motion picture property introduced to the Company by Mr. Kassar (each, a “Picture”) on the same terms as apply to “Audition,” except that the producing fee shall not be less than 10% of the budget of each Picture. The Company also agreed to pay Mr. Kassar 5% of the purchase price of any Company-produced feature length films in the “Rambo” franchise and all completed films or film libraries acquired by the Company with Mr. Kassar’s assistance and based on Mr. Kassar’s introduction to the Company of such completed films or film libraries. The terms of the Agreement also provide that the Company will pay Mr. Kassar a discretionary bonus in relation to his efforts in bringing projects and opportunities to the Company.

On October 5, 2015, Alexander Bafer, the Company’s then controlling shareholder, Chief Executive Officer and director, entered into and closed separate and distinct Securities Purchase Agreements (each, an “Agreement”) with individual purchasers. The purchasers (individually) purchased in the aggregate from Mr. Bafer a total of 35,000,000 shares of the Company’s common stock. On October 16, 2015, Mr. Bafer resigned his position as president and CEO of the Company.

On January 1, 2016, Sam Lupowitz and other shareholders, collectively representing the Company’s controlling shareholders (jointly, the “Seller”), entered into and closed separate and distinct Securities Purchase Agreements (the “Agreements”) with Tarek Kirschen whereby Mr. Kirschen purchased, in the aggregate, 5,000,000 shares of the Company’s Series A Preferred Shares and a total of 3,000 common shares of the Company’s common stock (the “Shares”). Each share of the Series A Preferred Stock has 100 votes on all matters presented to the holders of Common Stock, resulting in Mr. Kirschen holding a majority of the issued and outstanding voting capital shares of the Company. On January 1, 2016, Mr. Kirschen was appointed as a member of the Board of Directors and as our Chief Executive Officer and Chief Financial (Accounting) Officer.

On June 22, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Tarek Kirschen, the Chief Executive Officer of the Company, and South Centre, Inc. (“South Centre”). On June 22, 2016, in connection with and as required by the SPA, the Company entered into a Release and Issuance Agreement by and between Mr. Kirschen, the Company, Alexander Bafer, a then-former officer and shareholder of the Company, and South Centre (the “Release Agreement”). Pursuant to the Release Agreement, effective as of the closing, (i) Mr. Kirschen released all claims that he may have against the Company, Mr. Bafer and their respective related parties; and (ii) Mr. Bafer released all claims that he may have against Mr. Kirschen and his related parties. In the Release Agreement, the Company also agreed to issue to Mr. Kirschen 5,000,000 shares of Series A Stock, and 1,000,000 shares of newly designated Series B Preferred Stock of the Company, par value $0.0001 per share (the “Series B Stock”), and Mr. Kirschen agreed to forgive $439,000 that was owed by the Company to Mr. Kirschen (the “Debt”).

On June 27, 2016, the transactions pursuant to the SPA and the Release Agreement closed, pursuant to which 5,000,000 shares of Series A Stock were issued to Mr. Kirschen, and such shares of Series A Stock were subsequently sold to South Centre in exchange for the payment to Mr. Kirschen of $150,000. The sole shareholder of South Centre is David Cohen. Concurrently with this appointment, Leonard Lauren and Mr. Kirschen each resigned as a director of the Company, and Mr. Kirschen resigned all positions as an officer and employee of the Company. Effective concurrently with the closing, the Board appointed David Cohen as the Company’s Chief Executive Officer and Director.

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

On July 25, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) by and between the Company, Recall Studios, South Centre and various other shareholders of Recall Studios (the “Recall Shareholders”). The Contribution Agreement provided that the Recall Shareholders would contribute to the Company all of the shares of Recall Studios held by the Recall Shareholders, which would result in Recall Studios becoming a wholly owned subsidiary of the Company. In return for the contributions by the Recall Shareholders, the Company issued to the Recall Shareholders 25,256,250 shares of Series C preferred stock and 2,500,000 shares of Series A preferred stock, that were redeemed by the Company from South Centre, as described above. The transactions under the Contribution Agreement closed on July 25, 2016. This acquisition was a related party transaction due to the common ownership interest by Alexander Bafer, who was then the Company’s Chairman of the Board of Directors and Chief Development Officer. Mr. Bafer now serves as the Company’s Chairman of the Board and Chief Executive Officer.

The Contribution Agreement provided that upon the closing of the transactions in the Contribution Agreement, the Company would enter into employment agreements with (i) Bradley Albert as President and Chief Creative Officer of the Company, (ii) Justin Morris as Chief Operating Officer of the Company and (iii) Alexander Bafer as Chief Development Officer of the Company. The Company entered into a Chairman Agreement with Alexander Bafer (the “Chairman Agreement”) on July 25, 2016, pursuant to which Mr. Bafer was named to the Board and also named Chairman of the Board. Pursuant to the Chairman Agreement, on the effective date thereof the Company issued to Mr. Bafer 510,000 shares of Series A preferred stock of the Company, which shares were immediately vested.

On July 25, 2016, pursuant to the Contribution Agreement, the Company issued 1,990,000 shares of Series A preferred stock and 25,256,250 shares of Series C preferred stock to the Recall Shareholders in exchange for the contribution to the Company by the Recall Shareholders (collectively) of 25,256,250 shares of Recall Studios common stock, and 748,334 shares of Recall Studios’ Class A preferred stock, collectively constituting 100% of the issued and outstanding capital stock of Recall Studios. Pursuant to the Redemption Agreement pursuant to which South Centre returned 2,500,000 shares of the Series A preferred stock to the Company, on July 25, 2016, the Company issued to South Centre 12,750,000 shares of Series C preferred stock in exchange for payment to the Company of $1,000. At the option of the holder thereof, each share of Series C preferred stock is convertible into two shares of common stock of the Company provided that this option is not exercisable until there are sufficient shares of common stock authorized for the conversion of all of the Series C preferred stock. There is no adjustment to the conversion ratio in the event of a reverse stock split of the common stock or for any other reason.

In addition to the above, on the closing of the transaction with Recall Studios, the Company issued 1,000,000 shares of Series C preferred stock to Harrison Smith (a former shareholder of Recall Studios) and 993,750 shares of Series C preferred stock to Frank Esposito, an officer and director of the Company in consideration of services rendered to the Company in connection with the Contribution Agreement. Pursuant to the Employment Agreement with Mr. Bafer, on the commencement of his employment term, the Company issued to Mr. Bafer 510,000 shares of Series A preferred stock of the Company, which shares were immediately vested.

On July 25, 2016, the transactions pursuant to the Contribution Agreement closed, pursuant to which 1,990,000 shares of Series A preferred stock and 25,256,250 shares of Series C preferred stock were issued to the Recall Shareholders, and 1,993,750 shares of Series C preferred stock were issued to Mr. Smith and Mr. Esposito. On July 21, 2016, the Company amended its Articles of Incorporation to designate a new series of preferred stock, the Series C preferred stock to be utilized in the transactions described above. 40,000,000 shares were designated as Series C preferred stock.

In July 2016, the Company entered into an agreement with Recall Studios and various other shareholders of Recall Studios. The agreement provided that Recall Shareholders would contribute to the Company all of the shares of Recall Studios held by the Recall Shareholders, which would result in Recall Studios becoming a wholly owned subsidiary of the Company. Recall Studios, focuses on virtual reality content. Founded by business, media and entertainment industry leaders to meet growing demand for VR, and augmented reality (“AR”) content, Recall Studios is the future of new media entertainment and technology. Operating within the convergence of immersive content and software, Recall Studios allows consumers to create and share interactive experiences across all platforms through its production of content and software permitting consumer-based editing of non-linear content.

Recent Developments

In January 2017, the Company’s Board of Directors declared a 1-for-10,000 reverse stock split of the Company’s common stock. All shares and pre-share amounts have been restated as of the earlier periods presented to reflect the stock split.

In April 2017, David Cohen resigned as the Company’s Chief Executive Officer and as a director. Also in April 2017, the Company appointed Mr. Bafer as Chief Executive Officer. In connection with his appointment, the Company entered into an executive employment agreement with Mr. Bafer pursuant to which Mr. Bafer will be employed by the Company as Chief Executive Officer for a period of one year, subject to extension.

On June 15, 2017, the Company entered into a Purchase and Sale Agreement (the “Metro Agreement”) with Metropolitan Sound + Vision LLC (“Metro”). Pursuant to the Metro Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., doing business as High Five, owned by the Company, which constitute 75% of the issued and outstanding shares of High Five, for a total purchase price of $600,000 (the “Transaction”). The Company had acquired the shares of High Five from Martin Fischer in 2013, and Mr. Fisher subsequently served as the President of High Five, and is a stockholder of the Company.

High Five’s minority shareholders have agreed to the sale and the delivery of their shares to Metro.

Pursuant to the Metro Agreement, at the closing of the Transaction, the Company was to deliver to Metro 100% of the issued and outstanding shares of common stock of High Five owned by the Company, and Metro was required to pay for such stock as follows: An initial payment of $10,000 was required to be made at the closing, and thereafter, at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, Metro shall pay the Company 5% of gross revenues collected during the quarter by Metro via the exploitation of High Five’s assets, up to a lifetime maximum of $590,000.

Metro is also required to provide documentation and accounting of all exploitation of such assets to the Company along with its quarterly payments. Metro is not required to make any payments in any quarter in which no revenues are collected from the exploitation of High Five’s assets.

Pursuant to the Metro Agreement, the Company agreed that the Company would (i) repay or settle the sum of $33,334 which was due from High Five to High Five’s former landlord, Colliers International by July 31, 2017; and (ii) repay or settle the sum of $6,591 which was due from High Five to the State of Tennessee by July 1, 2017. In addition, the Company also forgave $5,000 which remained owed by High Five to the Company pursuant to a promissory note, originally in the amount of $25,000, of which High Five had previously repaid $20,000. The Metro Agreement provided that High Five would retain the obligation for a $75,000 line of credit with SunTrust Bank. In addition, the sum of $39,656, which was due and payable to Martin Fischer by High Five has been fully and irrevocably settled and resolved by the Settlement and Mutual Release described below. In addition, Metro was entitled to deduct from the purchase price all taxes that the Company or High Five owe to any federal or state entity as they relate to the assets of High Five.

In the Metro Agreement, the Company provided Metro with standard representations and warranties related to the organization of the Company and High Five, the capitalization of High Five, High Five’s liabilities and financial statements, the absence of certain changes to the operations of High Five, accounts receivable of High Five, High Five’s title to its assets and properties, legal proceedings, insurance, compliance with laws, employment matters, and taxes and tax returns of High Five.

The Company also agreed to indemnify and defend each of Metro and its affiliates (including High Five) and their respective representatives against, and to hold each of them harmless from and against, and to pay and reimburse each of them for, any and all losses incurred or sustained by, or imposed upon, such persons or entities based upon, arising out of, with respect to or by reason of any inaccuracy in or breach of any of the representations or warranties of the Company in the Metro Agreement or in any certificate or instrument delivered by or on behalf of the Company pursuant to the Metro Agreement; or any breach or non-fulfillment of any covenant, agreement or obligation to be performed by the Company pursuant to the Metro Agreement. Metro similarly agreed to indemnify the Company and its affiliates for breaches of Metro’s representations, warranties or covenants.

The Metro Agreement requires Metro to use its best professional efforts to generate revenue from the exploitation of High Five’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of High Five from Metro for $10,000.

The Company did not utilize a broker in connection with the Metro Agreement or the Transaction.

In addition, in connection with the Agreement and the Transaction, on June 15, 2017, the Company and Metro entered into a Waiver and Release (the “Waiver and Release”), pursuant to which the Company waived and released Metro and Metro’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, and upon execution by Mr. Fisher of the Settlement and Release (as described below), Metro and Metro’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, from any claims of any kind by S&G or the Company and their successors and assigns, other than specific contractual claims between the signatory parties to the Agreement, and any claims of any kind by any of S&G’s and the Company’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators or their successors or assigns.

In addition, in connection with the Agreement and the Transaction, on June 15, 2017, the Company and Mr. Fischer entered into a Settlement and Mutual Release (the “Settlement and Release”), pursuant to which each of the parties agreed that all issues between them were settled and the Company waived and released Mr. Fischer, S&G, and S&G’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, and Metro and Metro’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, from any claims of any kind by S&G or the Company and their successors and assigns, other than specific contractual claims between the signatory parties to the Agreement, provided, however that if any of Mr. Fischer’s attestations regarding any outstanding debts, liabilities, obligations, liens or other encumbrances beyond those specified in the Agreement are shown to be incomplete, false or incorrect and directly result in Metro seeking in writing to collect any sums of money from the Company and/or its successors and assigns based upon such attestations, the Company and/or its successors and assigns may seek a judgment from Mr. Fischer in the amount Metro seeks to collect from them.

On July 12, 2017, the Company entered into a letter agreement (the “Big Ben Agreement”) with Big Ben Venture Partners Ltd. (“Big Ben”). Pursuant to the terms of the Big Ben Agreement, Big Ben agreed to assist with the listing of a Swedish publicly traded subsidiary (the “Subsidiary”) on the Nordic Growth Market NGM AB, MIC Code XNGM, a regulated Swedish stock exchange (the “Listing”). In exchange for its services, the Company agreed to pay SEK 475,000 (approximately $57,000), of which SEK 275,000 (approximately $33,000) will be paid as a retainer upon execution of the Big Ben Agreement.

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

On July 19, 2017, the Company entered into a Trademark Assignment and Settlement Agreement (the “Studiocanal Agreement”) with STUDIOCANAL, a Société anonyme of France (“STUDIOCANAL”).

A dispute had previously arisen between STUDIOCANAL and the Company in relation to the trademark for “CAROLCO” obtained by Brick Top Productions, Inc., an affiliate of the Company. Pursuant to the Studiocanal Agreement, and in order to settle the dispute, the Company agreed to assign the “CAROLCO” trademark to STUDIOCANAL.

In connection therewith, on the same date as the execution of the Studiocanal Agreement, the Company and STUDIOCANAL executed the Trademark Assignment Recordal Form attached to the Studiocanal Agreement as Exhibit A. In consideration of the assignment, STUDIOCANAL agreed to pay the Company a one-time fee of $9,000 within 15 days of the execution of the Studiocanal Agreement.

Pursuant to the Studiocanal Agreement, the Company was required, within three business days following the receipt of the payment, to surrender the domain name http://www.carolcopictures.com/ to STUDIOCANAL with any future payments related to the domain name to be assumed by STUDIOCANAL. The payment is expected to be received in the time frame referenced above, at which point the domain name will be transferred to STUDIOCANAL.

As of the effective date of the Studiocanal Agreement, the Company agreed that it and its affiliates will cease producing and distributing television shows, movies or any other media under the CAROLCO mark or any mark confusingly similar to the CAROLCO mark. In addition, the Company agreed that, within 10 days of the date of the Studiocanal Agreement, the Company will initiate the process of changing its name. Upon completion of the required securities and corporate law actions in connection with the name change, but in no event more than 75 days after the date of the Studiocanal Agreement, unless such delay is caused by a regulatory agency and not the Company, the Company agreed to change its name to remove reference to CAROLCO, and will remove all mention of the CAROLCO name from its products, website, and all future corporate documents.

The Company also agreed to remove all images and titles of Carolco Pictures’ library films from its and its affiliates’ websites as of the effective date of the Studiocanal Agreement, that neither it nor any of its affiliates will ever use any images from or titles of works in the Carolco Pictures library in the future, that neither it nor any of its affiliates will use or apply for registration of any marks containing the term CAROLCO or variations thereof in connection with any entertainment-related products or services, and that the Company would not oppose or otherwise challenge STUDIOCANAL’s use of, trademark applications, or registrations for the CAROLCO mark, or any mark containing a variation of the term CAROLCO.

Under the Studiocanal Agreement, each party released the other party, its affiliates, subsidiaries, holding companies and other entities within its control, successors and assigns, and all officers, directors, employees, agents, representatives, third party vendors, insurers and attorneys, from any and all claims, causes of action or demands of any kind or nature whatsoever which arise from use of the CAROLCO marks in connection with entertainment-related products or services and which existed prior to the effective date of the Studiocanal Agreement.

The Company did not utilize a broker in connection with the Studiocanal Agreement or the transactions described herein.

On September 18, 2017, the Company entered into a Stock Purchase Agreement (the “EMA Agreement”) with EMA Financial, LLC (“EMA”). Subject to the terms and conditions of the EMA Agreement and pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, the Company agreed to issue to EMA a convertible promissory note in the aggregate principal amount of $100,000 (the “Note”). The consideration payable under the EMA Agreement for the Note is $99,000.

The Note carries interest of 10% per year and is due and payable on September 18, 2018. The outstanding amounts under the Note are convertible, at the option of the holder, into shares of common stock of the Company (the “Common Stock”), at a conversion price of the lower of (i) the closing sale price of the Common Stock on the principal market on which the Common Stock trades, as of the trading day immediately preceding the issuance date of the Note, and (ii) 50% of either the lowest sale price for the Common Stock during the 25 consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the bid (e.g., $0.0001 on the ask with zero market makers on the bid on level 2), then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise). In addition, if, on the date of delivery of the conversion shares to the holder, or any date thereafter while conversion shares are held by the holder, the closing bid price per share of Common Stock is less than the sale price per share of Common Stock on the used to calculate the conversion price hereunder, then the conversion price will be automatically reduced to the lower price and the holder will be issued a number of additional shares such that the holder holds a number of shares of Common Stock based on such adjusted conversion price.

In certain circumstances, the holder may elect to use a conversion equal to the lower of (i) the closing sale price of the Common Stock on the trading day immediately preceding the issuance date of the Note and (ii) 50% of either the lowest sale price or the closing bid price, whichever is lower for the Common Stock during any trading day in which the default has not been cured. If the Common Stock is chilled for deposit at DTC while the Note is outstanding or outstanding or deposit or other additional fees are payable due to a Yield Sign, Stop Sign or other trading restrictions, or if the closing sale price at any time falls below $0.2826 (as adjusted for stock splits, stock dividends, stock contributions and similar events), then the 50% figure specified above will be reduced to 35%. In the event that the Common Stock issuable on conversion of the Note is not deliverable via DWAC following the conversion of any amount of the Note, an additional 5% discount will be attributed to the conversion price. Additionally, if the Company ceases to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, or if the Note cannot be converted into free trading shares after 181 days from the issuance date, an additional 15% discount will be attributed to the conversion price.

The issuance of the Note occurred on September 18, 2017.

On January 17, 2018, Mr. Bafer, the chief executive officer, chief financial officer and chairman of the board of the Company, resigned from all of his positions with the Company effective immediately.

On January 17, 2018, Frank M. Esposito, the Company’s current Chief Legal Officer, member of the Company’s board of directors and secretary of the Company’s board of directors, agreed to serve as the Company’s Interim Chief Executive Officer.

In connection with Mr. Esposito’s appointment as Interim Chief Executive Officer of the Company, on January 15, 2018, Esposito, PLLC (“Esposito Partners”) and the Company entered into a letter agreement (the “Esposito Amendment”) amending the letter agreement (the “Esposito Letter Agreement”) dated June 29, 2016 between the Company and Esposito Partners, pursuant to which the Company engaged Esposito Partners to provide legal services to the Company. The Esposito Letter Agreement also provided that Frank Esposito, who is the Managing Member of Esposito Partners, would serve as the Chief Legal Officer, a member of the Company’s board of directors and as secretary of the Company’s board of directors.

Pursuant to the Esposito Amendment, the parties memorialized their agreement regarding the continued engagement by the Company of Esposito Partners under the Esposito Letter Agreement. Further pursuant to the Esposito Amendment, it was agreed that Mr. Esposito would serve as the Interim Chief Executive Officer of the Company until such time as a suitable replacement is found for Mr. Bafer. Further, in the Esposito Letter Agreement it was agreed that Esposito Partners would be paid a non-refundable retainer for Mr. Esposito’s performance of services for the Company (the “Compensation”). As of January 15, 2018, the Company had paid $25,000 of the Compensation due to Mr. Esposito under the Esposito Letter Agreement and still owes $65,000 (the “Amount Owed”) under the Esposito Letter Agreement. Pursuant to the Esposito Amendment, in consideration of Mr. Esposito assuming the role of Interim Chief Executive Officer, Esposito Partners agreed not to seek any compensation beyond that already agreed to between the Company and Esposito Partners, and further Esposito Partners agreed to defer any collection of the Amount Owed provided that the Company remits a payment of $10,000 to Esposito Partners upon the execution of the Esposito Amendment as a reduction of amounts outstanding.

On February 1, 2018, Mr. Esposito, the interim Chief Executive Officer, Chief Legal Officer and member of the board of directors of the Company resigned from his position as the Company’s interim Chief Executive Officer. Mr. Esposito will retain his positions as the Company’s Chief Legal Officer and a member of the Company’s board of directors.

On February 1, 2018, the Company’s board of directors appointed Mr. Bafer as the Company’s Chief Executive Officer and Chairman of the Board.

In connection with Mr. Bafer’s appointment as Chief Executive Officer of the Company, the Company and Mr. Bafer entered into an Executive Employment Agreement (the “Bafer Employment Agreement”) effective February 1, 2018. Pursuant to the terms of the Bafer Employment Agreement, the Company agreed to employ Mr. Bafer as Chief Executive Officer for a term of one year, which term will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice. In exchange for Mr. Bafer’s services as Chief Executive Officer, the Company will pay Mr. Bafer an annual salary of $250,000, subject to review and adjustment as provided in the Bafer Employment Agreement. Mr. Bafer will also be eligible to receive a performance-based bonus. The Company also granted Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Stock Plan (the “Plan”).

The Bafer Employment Agreement will terminate upon Mr. Bafer’s death or permanent disability or for Cause (as hereinafter defined). Pursuant to the terms of the Bafer Employment Agreement, “Cause” includes termination for:

(i)	Material breach of the Bafer Employment Agreement by Mr. Bafer,
(ii)	Intentional nonperformance or mis-performance of such duties, or refusal to abide by or comply with the reasonable directives of his superior officers, or the Company’s policies and procedures,
(iii)	Mr. Bafer’s negligence in the performance of his material duties under the Bafer Employment Agreement,
(iv)	Mr. Bafer’s willful dishonesty, fraud or misconduct with respect to the business or affairs of the Company, that in the reasonable judgment of the Board of Directors materially and adversely affects the Company,
(v)	Mr. Bafer’s conviction of, or a plea of nolo contendere to, a felony or other crime involving moral turpitude, or
(vi)	The commission of any act in direct or indirect competition with or materially detrimental to the best interests of the Company that is in breach of the Company’s fiduciary duties of care, loyalty and good faith to the Company.

“Cause” does not include any actions or circumstances constituting Cause under (i) or (ii) above if Mr. Bafer cures such actions or circumstances within 30 days of receipt of written notice from the Company.

Mr. Bafer is subject to a 12-month non-competition clause pursuant to the terms of the Bafer Employment Agreement.

Mr. Bafer and the Company also entered into an Agreement for Chairman of Board of Directors (the “COB Agreement”) in connection with Mr. Bafer’s appointment as Chairman of the Board. The COB Agreement has a term of one year, and will continue for as long as Mr. Bafer is elected as Chairman of the Board. Pursuant to the terms of the COB Agreement, the Company agreed to grant Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Plan.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property. We maintain office space at 1115 Broadway, 12th Floor, New York, NY 10010 under a monthly rental agreement, which commenced on November 1, 2017, providing for rental payments of $198 per month.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “BTOP.” On April 12, 2018, the closing sale price for our common stock was $0.51. Our stock has been thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ended	High	Low
2017	December 31	$0.51	$0.31
	September 30	$1.01	$0.51
	June 30	$1.25	$0.80
	March 31	$4.00	$0.01
2016	December 31	$.0004	$0.0003
	September 30	$0.0004	$0.0001
	June 30	$0.001	$0.0003
	March 31	$0.0087	$0.0004

As of April 16, 2018, there were approximately 156 record holders, an unknown number of additional holders whose stock is held in “street name” and 85,670,159 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 978,750 shares of common stock for proceeds of $175,000.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We have been recognized as an award-winning feature film and television specials production company. Through recent corporate restructurings, as discussed herein, we have re-oriented to the technology side of the burgeoning Augmented Reality (“AR”) and Virtual Reality (“VR”) markets.

We acquired a wholly owned subsidiary, Recall Studios, Inc., in July 2016 (“Recall Studios”). Using Recall Studios’ talent and technology, we focus on advancing VR and AR technologies and have two patents pending to create content and immersive, non-liner experiences, filling the demand attendant to the increased production of VR viewing devices absent a corresponding increase in content production.

Recent Developments

In January 2017, the Company’s Board of Directors declared a 1-for-10,000 reverse stock split of the Company’s common stock. All shares and pre-share amounts have been restated as of the earlier periods presented to reflect the stock split.

In April 2017, David Cohen resigned as the Company’s Chief Executive Officer and as a director. Also in April 2017, the Company appointed Mr. Bafer as Chief Executive Officer. In connection with his appointment, the Company entered into an executive employment agreement with Mr. Bafer pursuant to which Mr. Bafer will be employed by the Company as Chief Executive Officer for a period of one year, subject to extension.

On June 15, 2017, the Company entered into a Purchase and Sale Agreement (the “Metro Agreement”) with Metropolitan Sound + Vision LLC (“Metro”). Pursuant to the Metro Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., doing business as High Five, owned by the Company, which constitute 75% of the issued and outstanding shares of High Five, for a total purchase price of $600,000 (the “Transaction”). The Company had acquired the shares of High Five from Martin Fischer in 2013, and Mr. Fisher subsequently served as the President of High Five, and is a stockholder of the Company.

High Five’s minority shareholders have agreed to the sale and the delivery of their shares to Metro.

Pursuant to the Metro Agreement, at the closing of the Transaction, the Company was to deliver to Metro 100% of the issued and outstanding shares of common stock of High Five owned by the Company, and Metro was required to pay for such stock as follows: An initial payment of $10,000 was required to be made at the closing, and thereafter, at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, Metro shall pay the Company 5% of gross revenues collected during the quarter by Metro via the exploitation of High Five’s assets, up to a lifetime maximum of $590,000.

Metro is also required to provide documentation and accounting of all exploitation of such assets to the Company along with its quarterly payments. Metro is not required to make any payments in any quarter in which no revenues are collected from the exploitation of High Five’s assets.

Pursuant to the Metro Agreement, the Company agreed that the Company would (i) repay or settle the sum of $33,334 which was due from High Five to High Five’s former landlord, Colliers International by July 31, 2017; and (ii) repay or settle the sum of $6,591 which was due from High Five to the State of Tennessee by July 1, 2017. In addition, the Company also forgave $5,000 which remained owed by High Five to the Company pursuant to a promissory note, originally in the amount of $25,000, of which High Five had previously repaid $20,000. The Metro Agreement provided that High Five would retain the obligation for a $75,000 line of credit with SunTrust Bank. In addition, the sum of $39,656, which was due and payable to Martin Fischer by High Five has been fully and irrevocably settled and resolved by the Settlement and Mutual Release described below. In addition, Metro was entitled to deduct from the purchase price all taxes that the Company or High Five owe to any federal or state entity as they relate to the assets of High Five.

In the Metro Agreement, the Company provided Metro with standard representations and warranties related to the organization of the Company and High Five, the capitalization of High Five, High Five’s liabilities and financial statements, the absence of certain changes to the operations of High Five, accounts receivable of High Five, High Five’s title to its assets and properties, legal proceedings, insurance, compliance with laws, employment matters, and taxes and tax returns of High Five.

The Company also agreed to indemnify and defend each of Metro and its affiliates (including High Five) and their respective representatives against, and to hold each of them harmless from and against, and to pay and reimburse each of them for, any and all losses incurred or sustained by, or imposed upon, such persons or entities based upon, arising out of, with respect to or by reason of any inaccuracy in or breach of any of the representations or warranties of the Company in the Metro Agreement or in any certificate or instrument delivered by or on behalf of the Company pursuant to the Metro Agreement; or any breach or non-fulfillment of any covenant, agreement or obligation to be performed by the Company pursuant to the Metro Agreement. Metro similarly agreed to indemnify the Company and its affiliates for breaches of Metro’s representations, warranties or covenants.

The Metro Agreement requires Metro to use its best professional efforts to generate revenue from the exploitation of High Five’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of High Five from Metro for $10,000.

The Company did not utilize a broker in connection with the Metro Agreement or the Transaction.

In addition, in connection with the Agreement and the Transaction, on June 15, 2017, the Company and Metro entered into a Waiver and Release (the “Waiver and Release”), pursuant to which the Company waived and released Metro and Metro’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, and upon execution by Mr. Fisher of the Settlement and Release (as described below), Metro and Metro’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, from any claims of any kind by S&G or the Company and their successors and assigns, other than specific contractual claims between the signatory parties to the Agreement, and any claims of any kind by any of S&G’s and the Company’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators or their successors or assigns.

In addition, in connection with the Agreement and the Transaction, on June 15, 2017, the Company and Mr. Fischer entered into a Settlement and Mutual Release (the “Settlement and Release”), pursuant to which each of the parties agreed that all issues between them were settled and the Company waived and released Mr. Fischer, S&G, and S&G’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, and Metro and Metro’s former and current officers, stockholders, partners, employees, designees, contractors, vendors, creditors and other associates or collaborators, from any claims of any kind by S&G or the Company and their successors and assigns, other than specific contractual claims between the signatory parties to the Agreement, provided, however that if any of Mr. Fischer’s attestations regarding any outstanding debts, liabilities, obligations, liens or other encumbrances beyond those specified in the Agreement are shown to be incomplete, false or incorrect and directly result in Metro seeking in writing to collect any sums of money from the Company and/or its successors and assigns based upon such attestations, the Company and/or its successors and assigns may seek a judgment from Mr. Fischer in the amount Metro seeks to collect from them.

On July 12, 2017, the Company entered into a letter agreement (the “Big Ben Agreement”) with Big Ben Venture Partners Ltd. (“Big Ben”). Pursuant to the terms of the Big Ben Agreement, Big Ben agreed to assist with the listing of Swedish publicly traded subsidiary (the “Subsidiary”) on the Nordic Growth Market NGM AB, MIC Code XNGM, a regulated Swedish stock exchange (the “Listing”). Big Ben will provide bridge funding for the formation of the Subsidiary and assist with a reverse merger (the “into a clean shell company (or other suitable entity). In exchange for its services, the Company agreed to pay SEK 475,000 (approximately $57,000), of which SEK 275,000 (approximately $33,000) will be paid as a retainer upon execution of the Big Ben Agreement.

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

On July 19, 2017, the Company entered into a Trademark Assignment and Settlement Agreement (the “Studiocanal Agreement”) with STUDIOCANAL, a Société anonyme of France (“STUDIOCANAL”).

A dispute had previously arisen between STUDIOCANAL and the Company in relation to the trademark for “CAROLCO” obtained by Brick Top Productions, Inc., an affiliate of the Company. Pursuant to the Studiocanal Agreement, and in order to settle the dispute, the Company agreed to assign the “CAROLCO” trademark to STUDIOCANAL.

In connection therewith, on the same date as the execution of the Studiocanal Agreement, the Company and STUDIOCANAL executed the Trademark Assignment Recordal Form attached to the Studiocanal Agreement as Exhibit A. In consideration of the assignment, STUDIOCANAL agreed to pay the Company a one-time fee of $9,000 within 15 days of the execution of the Studiocanal Agreement.

Pursuant to the Studiocanal Agreement, the Company was required, within three business days following the receipt of the payment, to surrender the domain name http://www.carolcopictures.com/ to STUDIOCANAL with any future payments related to the domain name to be assumed by STUDIOCANAL. The payment is expected to be received in the time frame referenced above, at which point the domain name will be transferred to STUDIOCANAL.

As of the effective date of the Studiocanal Agreement, the Company agreed that it and its affiliates will cease producing and distributing television shows, movies or any other media under the CAROLCO mark or any mark confusingly similar to the CAROLCO mark. In addition, the Company agreed that, within 10 days of the date of the Studiocanal Agreement, the Company will initiate the process of changing its name. Upon completion of the required securities and corporate law actions in connection with the name change, but in no event more than 75 days after the date of the Studiocanal Agreement, unless such delay is caused by a regulatory agency and not the Company, the Company agreed to change its name to remove reference to CAROLCO, and will remove all mention of the CAROLCO name from its products, website, and all future corporate documents.

The Company also agreed to remove all images and titles of Carolco Pictures’ library films from its and its affiliates’ websites as of the effective date of the Studiocanal Agreement, that neither it nor any of its affiliates will ever use any images from or titles of works in the Carolco Pictures library in the future, that neither it nor any of its affiliates will use or apply for registration of any marks containing the term CAROLCO or variations thereof in connection with any entertainment-related products or services, and that the Company would not oppose or otherwise challenge STUDIOCANAL’s use of, trademark applications, or registrations for the CAROLCO mark, or any mark containing a variation of the term CAROLCO.

Under the Studiocanal Agreement, each party released the other party, its affiliates, subsidiaries, holding companies and other entities within its control, successors and assigns, and all officers, directors, employees, agents, representatives, third party vendors, insurers and attorneys, from any and all claims, causes of action or demands of any kind or nature whatsoever which arise from use of the CAROLCO marks in connection with entertainment-related products or services and which existed prior to the effective date of the Studiocanal Agreement.

The Company did not utilize a broker in connection with the Studiocanal Agreement or the transactions described herein.

On September 18, 2017, the Company entered into a Stock Purchase Agreement (the “EMA Agreement”) with EMA Financial, LLC (“EMA”). Subject to the terms and conditions of the EMA Agreement and pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, the Company agreed to issue to EMA a convertible promissory note in the aggregate principal amount of $100,000 (the “Note”). The consideration payable under the EMA Agreement for the Note is $99,000.

The Note carries interest of 10% per year and is due and payable on September 18, 2018. The outstanding amounts under the Note are convertible, at the option of the holder, into shares of common stock of the Company (the “Common Stock”), at a conversion price of the lower of (i) the closing sale price of the Common Stock on the principal market on which the Common Stock trades, as of the trading day immediately preceding the issuance date of the Note, and (ii) 50% of either the lowest sale price for the Common Stock during the 25 consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the bid (e.g., $0.0001 on the ask with zero market makers on the bid on level 2), then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise). In addition, if, on the date of delivery of the conversion shares to the holder, or any date thereafter while conversion shares are held by the holder, the closing bid price per share of Common Stock is less than the sale price per share of Common Stock on the used to calculate the conversion price hereunder, then the conversion price will be automatically reduced to the lower price and the holder will be issued a number of additional shares such that the holder holds a number of shares of Common Stock based on such adjusted conversion price.

In certain circumstances, the holder may elect to use a conversion equal to the lower of (i) the closing sale price of the Common Stock on the trading day immediately preceding the issuance date of the Note and (ii) 50% of either the lowest sale price or the closing bid price, whichever is lower for the Common Stock during any trading day in which the default has not been cured. If the Common Stock is chilled for deposit at DTC while the Note is outstanding or outstanding or deposit or other additional fees are payable due to a Yield Sign, Stop Sign or other trading restrictions, or if the closing sale price at any time falls below $0.2826 (as adjusted for stock splits, stock dividends, stock contributions and similar events), then the 50% figure specified above will be reduced to 35%. In the event that the Common Stock issuable on conversion of the Note is not deliverable via DWAC following the conversion of any amount of the Note, an additional 5% discount will be attributed to the conversion price. Additionally, if the Company ceases to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, or if the Note cannot be converted into free trading shares after 181 days from the issuance date, an additional 15% discount will be attributed to the conversion price.

The issuance of the Note occurred on September 18, 2017.

On January 17, 2018, Mr. Bafer, the chief executive officer, chief financial officer and chairman of the board of the Company, resigned from all of his positions with the Company effective immediately.

On January 17, 2018, Frank M. Esposito, the Company’s current Chief Legal Officer, member of the Company’s board of directors and secretary of the Company’s board of directors, agreed to serve as the Company’s Interim Chief Executive Officer.

In connection with Mr. Esposito’s appointment as Interim Chief Executive Officer of the Company, on January 15, 2018, Esposito, PLLC (“Esposito Partners”) and the Company entered into a letter agreement (the “Esposito Amendment”) amending the letter agreement (the “Esposito Letter Agreement”) dated June 29, 2016 between the Company and Esposito Partners, pursuant to which the Company engaged Esposito Partners to provide legal services to the Company. The Esposito Letter Agreement also provided that Frank Esposito, who is the Managing Member of Esposito Partners, would serve as the Chief Legal Officer, a member of the Company’s board of directors and as secretary of the Company’s board of directors.

Pursuant to the Esposito Amendment, the parties memorialized their agreement regarding the continued engagement by the Company of Esposito Partners under the Esposito Letter Agreement. Further pursuant to the Esposito Amendment, it was agreed that Mr. Esposito would serve as the Interim Chief Executive Officer of the Company until such time as a suitable replacement is found for Mr. Bafer. Further, in the Esposito Letter Agreement it was agreed that Esposito Partners would be paid a non-refundable retainer for Mr. Esposito’s performance of services for the Company (the “Compensation”). As of January 15, 2018, the Company had paid $25,000 of the Compensation due to Mr. Esposito under the Esposito Letter Agreement and still owes $65,000 (the “Amount Owed”) under the Esposito Letter Agreement. Pursuant to the Esposito Amendment, in consideration of Mr. Esposito assuming the role of Interim Chief Executive Officer, Esposito Partners agreed not to seek any compensation beyond that already agreed to between the Company and Esposito Partners, and further Esposito Partners agreed to defer any collection of the Amount Owed provided that the Company remits a payment of $10,000 to Esposito Partners upon the execution of the Esposito Amendment as a reduction of amounts outstanding.

On February 1, 2018, Mr. Esposito, the interim Chief Executive Officer, Chief Legal Officer and member of the board of directors of the Company resigned from his position as the Company’s interim Chief Executive Officer. Mr. Esposito will retain his positions as the Company’s Chief Legal Officer and a member of the Company’s board of directors.

Also on February 1, 2018, the Company’s board of directors appointed Mr. Bafer as the Company’s Chief Executive Officer and Chairman of the Board.

In connection with Mr. Bafer’s appointment as Chief Executive Officer of the Company, the Company and Mr. Bafer entered into an Executive Employment Agreement (the “Bafer Employment Agreement”) effective February 1, 2018. Pursuant to the terms of the Bafer Employment Agreement, the Company agreed to employ Mr. Bafer as Chief Executive Officer for a term of one year, which term will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice. In exchange for Mr. Bafer’s services as Chief Executive Officer, the Company will pay Mr. Bafer an annual salary of $250,000, subject to review and adjustment as provided in the Bafer Employment Agreement. Mr. Bafer will also be eligible to receive a performance-based bonus. The Company also granted Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Stock Plan (the “Plan”).

The Bafer Employment Agreement will terminate upon Mr. Bafer’s death or permanent disability or for Cause (as hereinafter defined). Pursuant to the terms of the Bafer Employment Agreement, “Cause” includes termination for:

(i)	Material breach of the Bafer Employment Agreement by Mr. Bafer,
(ii)	Intentional nonperformance or mis-performance of such duties, or refusal to abide by or comply with the reasonable directives of his superior officers, or the Company’s policies and procedures,
(iii)	Mr. Bafer’s negligence in the performance of his material duties under the Bafer Employment Agreement,
(iv)	Mr. Bafer’s willful dishonesty, fraud or misconduct with respect to the business or affairs of the Company, that in the reasonable judgment of the Board of Directors materially and adversely affects the Company,
(v)	Mr. Bafer’s conviction of, or a plea of nolo contendere to, a felony or other crime involving moral turpitude, or
(vi)	The commission of any act in direct or indirect competition with or materially detrimental to the best interests of the Company that is in breach of the Company’s fiduciary duties of care, loyalty and good faith to the Company.

“Cause” does not include any actions or circumstances constituting Cause under (i) or (ii) above if Mr. Bafer cures such actions or circumstances within 30 days of receipt of written notice from the Company.

Mr. Bafer is subject to a 12-month non-competition clause pursuant to the terms of the Bafer Employment Agreement.

Mr. Bafer and the Company also entered into an Agreement for Chairman of Board of Directors (the “COB Agreement”) in connection with Mr. Bafer’s appointment as Chairman of the Board. The COB Agreement has a term of one year, and will continue for as long as Mr. Bafer is elected as Chairman of the Board. Pursuant to the terms of the COB Agreement, the Company agreed to grant Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Plan.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016
Revenue	$41,000		$24,000
Cost of goods sold	$8,000		$6,000
Operating expenses	$(1,177,000)		$(1,189,000)
Net Income (Loss)from Continuing Operations	$10,485,000		$(9,917,000)
Net Loss from operations of discontinued operations	$(68,000)		$(204,000)
Net Loss attributable to Recall stockholders’ Gain from sale of discontinued operations	$(57,000)	$

Revenues for the year ended December 31, 2017 were $41,000 as compared to $24,000 for the year ended December 31, 2016. The increase of $17,000 in revenue was due to the sale of our S&G subsidiary.

Cost of goods sold for the year ended December 31, 2017 were $8,000 as compared to $6,000 for the year ended December 31, 2016. This decrease was directly related to the sale of our S&G subsidiary.

December 31, 2017 totaled $1,177,000 compared to $1,189,000 for the year ended December 31, 2016. The decrease of $12,000 was primarily attributable due to the sale of our S&G subsidiary offset by an increase in general and administrative expenses of $245,000 primarily due to an increase in financing costs relating to the additional convertible notes payable in 2017.

The Company has realized net income of $10,474,000 for the year ended December 31, 2017 compared to a net loss of $10,066,000 for the year ended December 31, 2016. The increase in net income of $20,540,000 is primarily due to the change in fair value of derivatives of $21,421,000 as there was gain of $12,367,000 for the change in 2017 and loss of $(9,054,000) in 2016.

Liquidity and Capital Resources

	Year Ended December 31, 2017		Year Ended December 31, 2016
Net Cash Used In Operating Activities		$(612,000)	$(603,000)
Net Cash Provided by (Used In) Investing Activities		$(6,000)	$(180,000)
Net Cash Provided by Financing Activities		$618,000	$452,000
Net Change in Cash	$		$(29,000)

As of December 31, 2017, our total assets were $86,000 and our total liabilities were $3,185 and we had negative working capital of ($3,108,000). Our financial statements report a net income of $10,474,000 for the year ended December 31, 2017 and a net loss of $(10,066,000) for the year ended December 31, 2016.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a stockholders’ deficit at December 31, 2017, incurred a net loss from operations and used cash in operating activities for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 and 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the reporting date.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Annual Report on Form 10-K beginning on page F-1 as follows:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 9, 2017, the Company terminated the engagement of Weinberg & Company, P.A. as the Company’s independent registered accounting firm.

Weinberg’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the Company’s two most recent fiscal years and through November 9, 2017, there have been no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such periods.

For the years ended December 31, 2016 and 2015 and through November 9, 2017, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K, except that Weinberg’s reports for the fiscal years ended December 31, 2016 and 2015 included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

The Company provided Weinberg with a copy of the disclosure contained herein, prior to its filing with the Securities and Exchange Commission and requested that Weinberg furnish the Company a letter addressed to the Commission stating whether or not it agreed with the statements herein and, if not, stating the respects in which it does not agree.

On November 9, 2017, the Board of Directors appointed Fruci & Associates II, PLLC as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through November 9, 2017, neither the Company nor anyone acting on the Company’s behalf consulted Fruci with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, was not effective, primarily as a result of the fact that the Company has few employees, only one of whom has a background in accounting, and lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Alexander Bafer Justin Morris	47 40	Chairman of the Board of Directors and Chief Executive Officer Chief Operating Officer and Director
Bradley Albert	40	President, Chief Creative Officer and Director
Frank Esposito	45	Chief Legal Officer and Director

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

Alexander Bafer. Mr. Bafer has served as our Chief Executive Officer and Chairman of the Board of Directors since February 2018 and from April 2017 until January 2018. Mr. Bafer served as our Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors from 2009 to 2016 and from April 2017 to January 2018. He also served as our Chief Development Officer and Chairman of the Board of Directors from 2016 to January 2018. Mr. Bafer is a seasoned executive and an established entrepreneur, having generated tens of millions of dollars in revenue for companies during his career. Previously, Mr. Bafer successfully led the organization and development of numerous startup companies, and achieved many successful exits. After having taken a brief leave of absence to deal with personal matters, Mr. Bafer agreed to rejoin the Company to bring his visions to fruition.

Mr. Bafer also was successful in bringing Mario Kassar onboard as the Company’s Chief Development Executive and also as Chairman of the Board from 2015 through 2016. This ultimately resulted in the 2015 sale of Mr. Bafer’s majority interest of the Company for a significant multiple. When new management of the Company asked him to come back to assist in leading the Company back to prominence, Mr. Bafer agreed.

Prior to his work with the Company, Mr. Bafer was an equity partner with Guaranteed Mortgage Bankers, where he was responsible for managing and training 75 sales agents throughout six multistate offices. During his four-year tenure at Guaranteed Mortgage, before selling his equity interest, his efforts resulted in a cumulative revenue increase for the company of more than 300%. Mr. Bafer’s business management and financial acumen were apparent even early on in his career and have permeated throughout it ever since. After graduating in the top 4% of his St. John’s University class, Mr. Bafer moved on to help manage a $500 million portfolio at Merrill Lynch in New York City. He then assumed a position as senior account executive with Preferred Securities Group in Boca Raton, Florida, where he was quickly promoted to President and Managing Director, responsible for overseeing the firm’s three trading offices, 50 registered representatives and numerous support personnel. From there he accepted an equity position as a fund manager where he was involved in all aspects of building, organizing and managing a hedge fund.

Throughout his career, Mr. Bafer has been involved with Investment Management of America, a venture capital firm and incubator, where he has been instrumental in raising capital for numerous prominent start-up ventures.

Bradley Albert. Mr. Albert was appointed as President, Chief Creative Officer, and a Director of the Company in June 2016. Prior to joining our company, Mr. Albert served as President of Synapps since 2010. He led his team to become the first VR company to film a US President in virtual reality and premiered a groundbreaking VR experience at 2016’s TriBeCA Film Festival. Mr. Albert was a marketing executive for over a decade and has developed strategies for some of the most successful companies in the world including Proctor & Gamble, Tyson Foods, Kia and Puma. From Lotus to Ludacris he helped shape the language of modern brand identity. In 2008, Brad founded SynApps Media at the inception of the Mobile App boom and created award winning UI/UX experiences across all mobile platforms. He also worked as an executive producer at Roadside Entertainment where he was a producer for the ESPY awards and a multitude of commercials and documentaries. Mr. Albert graduated with a degree in Organizational Behavior and Management from Brown University.

Justin Morris. Mr. Morris has served as our Chief Operating Officer and a Director of the Company since June 2016 Prior to joining our company, Mr. Morris served as Chief Executive Officer of Synapps since 2010. Mr. Morris is a technology and multi-media veteran with a unique insight into the obstacles facing Virtual Reality and media convergence today. Over the course of his career, Mr. Morris has directed and produced content for industry giants FOX, NBC, The Discovery Channel, SPIKE and E!. He has designed user experiences for a wide range of mediums including immersive content, mobile games, apps and websites. Prior to joining Recall Studios, Mr. Morris served as CEO of SynappsVR, a next generation content company that has pioneered the Virtual Reality landscape. Earlier in his career, Mr. Morris joined FTI Consulting where he helped facilitate deals and restructure over $40 billion of assets for various clients including GM, Lehman Brothers Creditors, the Government of Ireland, TD Bank and Citi. Seeking to broaden his horizons, he founded SynApps Media, a mobile app development firm that worked with clients ranging from AXA insurance to the WNBA’s Washington Mystics. Mr. Morris holds a degree in computer science from Brown University where he worked with the school’s Virtual Reality Lab called The Cave. Mr. Morris also holds a Masters degree in Real Estate Finance from NYU.

Frank Esposito. Mr. Esposito has served as our Chief Legal Officer since July 2014 and our director since February 2017. Mr. Esposito also served as interim Chief Executive Officer from January 2018 until February 2018. Mr. Esposito, former general counsel to several notable production companies and previously counsel to software development and social media companies, has also represented myriad artists, including a Grammy Award nominee and feature film directors.

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

Mr. Esposito has spent two decades working in the legal profession representing a diverse array of clients from public officials to public corporations in nearly every business sector, including the financial services, transportation, banking, security and defense sectors. He has tried both federal and state cases, has appeared before judges, commissioners and arbitrators around the country and has argued innumerable matters before courts of varying jurisdictions. Likewise, he has counseled clients on highly capitalized transactions, joint ventures, distribution deals and business arrangements of all types. He has drafted contracts of nearly every form and successfully negotiated agreements covering a range of commercial and individual matters. During his legal career, he has developed an extensive network of individuals in nearly every type of business. Furthermore, aside from myriad professional memberships and accolades, he is the Associate Village Justice in his hometown.

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

Our board currently consists of Messrs. Bafer (Chair), Albert, Morris and Esposito. We do not currently have any board committees and traditionally operate by unanimous consent.

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

Director Compensation

In 2017, we did not have any non-employee directors. None of our directors received additional compensation for their services as a director

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2017, any required Form 3s, 4s and 5s were timely filed.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

2017 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Cohen, Former Chief Executive Officer (1)	2017	$0		0	$840	0	0	0	0	$840
	2016	$125,000	(2)	0	0	0	0	0	0	$125,000
Alexander Bafer,
Chairman & Chief Executive Officer (3)	2017	$125,000	(4)	0	0	0	0	0	0	$125,000
	2016	$125,000	(4)	0	0	0	0	0	0	$125,000

(1)	Mr. Cohen ceased to be an executive officer on April 11, 2017.
(2)	This amount was not paid to Mr. Cohen. In connection with Mr. Cohen’s termination, Mr. Cohen released the Company from any obligation to pay this amount to Mr. Cohen in the future.
(3)	Mr. Bafer became an executive officer in July 2016 and ceased to be an executive officer in February 2017. He became an executive officer again in April 2017.
(4)	This amount has not been paid to Mr. Bafer. The Company has an oral agreement with Mr. Bafer to pay this amount in the future. Interest does not accrue on this amount.

Employment Agreements

Bafer Agreements

The Company and Mr. Bafer entered into an executive employment agreement effective February 1, 2018. Pursuant to the terms of the employment agreement, the Company agreed to employ Mr. Bafer as Chief Executive Officer for a term of one year, which term will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice. In exchange for Mr. Bafer’s services as Chief Executive Officer, the Company will pay Mr. Bafer an annual salary of $250,000, subject to review and adjustment as provided in the employment agreement. Mr. Bafer will also be eligible to receive a performance-based bonus. The Company also granted Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Stock Plan (the “Plan”).

The employment agreement will terminate upon Mr. Bafer’s death or permanent disability or for Cause (as hereinafter defined). Pursuant to the terms of the employment agreement, “Cause” includes termination for:

(i)	Material breach of the employment agreement by Mr. Bafer,
(ii)	Intentional nonperformance or mis-performance of such duties, or refusal to abide by or comply with the reasonable directives of his superior officers, or the Company’s policies and procedures,
(iii)	Mr. Bafer’s negligence in the performance of his material duties under the employment agreement,
(iv)	Mr. Bafer’s willful dishonesty, fraud or misconduct with respect to the business or affairs of the Company, that in the reasonable judgment of the Board of Directors materially and adversely affects the Company,
(v)	Mr. Bafer’s conviction of, or a plea of nolo contendere to, a felony or other crime involving moral turpitude, or
(vi)	The commission of any act in direct or indirect competition with or materially detrimental to the best interests of the Company that is in breach of the Company’s fiduciary duties of care, loyalty and good faith to the Company.

Material breach of the employment agreement by Mr. Bafer,

Intentional nonperformance or mis-performance of such duties, or refusal to abide by or comply with the reasonable directives of his superior officers, or the Company’s policies and procedures,

Mr. Bafer’s negligence in the performance of his material duties under the employment agreement,

(iv) Mr. Bafer’s willful dishonesty, fraud or misconduct with respect to the business or affairs of the Company, that in the reasonable judgment of the Board of Directors materially and adversely affects the Company,

Mr. Bafer’s conviction of, or a plea of nolo contendere to, a felony or other crime involving moral turpitude, or

The commission of any act in direct or indirect competition with or materially detrimental to the best interests of the Company that is in breach of the Company’s fiduciary duties of care, loyalty and good faith to the Company.

“Cause” does not include any actions or circumstances constituting Cause under (i) or (ii) above if Mr. Bafer cures such actions or circumstances within 30 days of receipt of written notice from the Company.

Mr. Bafer is subject to a 12-month non-competition clause pursuant to the terms of the employment agreement.

Mr. Bafer and the Company also entered into an Agreement for Chairman of Board of Directors (the “COB Agreement”) in connection with Mr. Bafer’s appointment as Chairman of the Board. The COB Agreement has a term of one year, and will continue for as long as Mr. Bafer is elected as Chairman of the Board. Pursuant to the terms of the COB Agreement, the Company agreed to grant Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Plan.

Previously, the Company and Mr. Bafer entered into an employment agreement effective April 11, 2017, and an employment agreement on July 25, 2016. Such agreements are no longer in effect.

Albert Employment Agreement

On July 25, 2016, we entered into an employment agreement with Bradley Albert under which he agreed to serve as our President, Chief Creative Officer, and Director. The employment agreement provides for a one year term, which automatically renews unless the other party gives a termination notice. The agreement provides for a base salary of $65,000 per year. Pursuant to the terms of Mr. Albert’s employment agreement, Mr. Albert’s employment shall be terminated (i) upon Mr. Albert’s death; (ii) for Cause, as defined in the agreement; or (iii) upon Mr. Albert’s permanent disability (permanent disability being defined as Mr. Albert’s physical or mental incapacity to perform his usual duties as an executive with such condition likely to remain continuously for more than three months. The employment agreement contains a non-competition provision that extends until two years after termination of the employment relationship between Mr. Alberts and our company.

Morris Employment Agreement

On July 25, 2016, we entered into an employment agreement with Justin Morris under which he agreed to serve as our Chief Operating Officer, and Director. The employment agreement provides for a one year term, which automatically renews unless the other party gives a termination notice. The agreement provides for a base salary of $65,000 per year. Pursuant to the terms of Mr. Morris’ employment agreement, Mr. Morris’ employment shall be terminated (i) upon Mr. Morris’ death; (ii) for Cause, as defined in the agreement; or (iii) upon Mr. Morris’ permanent disability (permanent disability being defined as Mr. Morris’ physical or mental incapacity to perform his usual duties as an executive with such condition likely to remain continuously for more than three months. The employment agreement contains a non-competition provision that extends until two years after termination of the employment relationship between Mr. Morris and our company.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At April 16, 2018, we had 85,670,159 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

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

Common Stock

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class
Named Executive Officers and Directors:
Alexander Bafer	30,318,863	(1)	34.3%
David Cohen	—	(2)	0.0%
Bradley Albert	12,031,250	(3)	14.0%
Justin Morris	12,031,250	(4)	14.0%
Frank Esposito	1,987,505		2.3%
All directors and executive officers as a group (5 persons)	64,950,534	(6)	73.4%

5% Stockholders:
Brick Top Holdings, Inc.	27,518,333		32.1%
South Fork Ventures, Inc.	8,581,666		10.0%

(1)	Represents (i) 530 shares of common stock held by Mr. Bafer, (ii) 27,518,333 shares held by Brick Top Holdings, Inc., a company owned and controlled by Mr. Bafer, and (iii) 2,800,000 shares of common stock issuable upon conversion of a convertible promissory note. As of April 16, 2018, the promissory note has a principal balance of approximately $434,000 and is convertible at $0.155 per share. Mr. Bafer has voting and dispositive control over the shares held by Brick Top Holdings, Inc. Mr. Bafer also holds 3,750,000 Series A preferred shares which are not convertible into common shares and carry voting rights of 100 per share held.

(2)	Mr. Cohen, our former Chief Executive Officer, and a Director.

(3)	Mr. Albert serves as our Chief Creative Officer and a Director.

(4)	Mr. Morris serves as our Chief Operating Officer and a Director.

Series A Preferred Stock

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class

Alexander Bafer	3,750,000	75.0%
David Cohen	-
Bradley Albert	-
Justin Morris	-
Frank Esposito	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017 and December 31, 2016 outstanding advances from related party aggregated to $31,000 and $31,000, respectively.

Accrued Payroll

During the year ended December 31, 2017, the Company accrued payroll in the aggregate of $255,000 for officers and employees’ salaries. On April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company. In consideration thereof, Mr. Cohen received 1,000 shares of Company common stock valued at $1,000. In addition he released the Company from its obligation for accrued payroll of $125,000.

As of December 31, 2017, accrued payroll amounted to $343,000, of which $310,000 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer.

Item 14. Principal Accountant Fees and Services.

On November 9, 2017, the Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered accounting firm. The following table shows what Fruci billed for the audit and other services for the year ended December 31, 2017.

Year Ended December 31, 2017
Audit Fees	$31,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$31,000

Audit Fees —This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees —N/A

All Other Fees – N/A

Overview —The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description

3.1(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(c)	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2015 (incorporated by reference to Exhibit 3.1(III) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 31, 2015).

3.1(d)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2015).

3.1(e)	Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

3.1(f)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(g)	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(h)	Certificate of Designation of Series C Preferred Stock of the Company, effective as of July 21, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

3.1 (i)	Second Amended Certificate of Designation of Series C Preferred Stock of the Company, effective as of March 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2017).

3.1(j)	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2017).

3.2(a)	By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.2(b)	Amendment to the bylaws of the registrant dated June 22, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.2(c)	Amendment to the bylaws of the Company dated July 20, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.1+	2014 Incentive Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).

Exhibit Number	Description
10.4	Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.11	Form of Securities Purchase Agreement dated October 5, 2015 by and between Alexander Bafer and each of the purchasers (Richard Waserstein, Hamba Revocable Trust, Tarek Kirschen and Sam Lupowitz) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2015).

10.12	Convertible promissory note in favor of Alexander Bafer for $46,000, dated July 9, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.13	Convertible promissory note in favor of Alexander Bafer for $51,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.14	Convertible promissory note in favor of Alexander Bafer for $102,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.15	Convertible promissory note in favor of Alexander Bafer for $156,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.16	Convertible promissory note in favor of Alexander Bafer for $189,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.17	Convertible promissory note in favor of Vis Vires Group, Inc. $53,000 dated July 10, 2015 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.18	Stock Purchase Agreement, dated as of June 22, 2016 by and between Tarek Kirschen, South Centre, Inc. and the registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.19	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2016, by and between Tarek Kirschen, South Centre, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.20	Release and Issuance Agreement, dated as of June 22, 2016, by and between Tarek Kirschen, South Centre, Inc., Alexander Bafer and the registrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.21+	Letter Agreement between the registrant and Esposito Partners, PLLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.22	Redemption Agreement, dated as of July 21, 2016, by and between South Centre, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

Exhibit Number	Description

10.23	Contribution Agreement, dated as of July 25, 2016, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.24+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Bradley Albert (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.25+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Justin Morris (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.26+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.27+	Chairman Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.28+	Separation Agreement and General Release dated April 3, 2017, by and between the Company and David Cohen (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2017).

10.29+	Executive Employment Agreement dated April 11, 2017, by and between the registrant and Alexander Bafer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 17, 2017).

10.30	Purchase and Sale Agreement, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2017).

10.31	Waiver and Release, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2017).

10.32	Settlement and Mutual Release, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2017).

10.33*	Letter Agreement dated as of July 12, 2017 by and between the registrant and Big Ben Venture Partners Ltd.

10.34	Trademark Assignment and Settlement Agreement, dated as of July 19, 2017, by and between the Company and STUDIOCANAL (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2017).

10.35	Stock Purchase Agreement, dated as of September 18, 2017, by and between the Company and EMA Financial, LLC, together with Exhibit A thereto, Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2017).

Exhibit Number	Description

10.36+	Amendment to Letter Agreement with Esposito Partners dated January 15, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2018).

10.37+	Executive Employment Agreement by and between the registrant and Alexander Bafer dated February 1, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2018).

10.38+	Agreement for Chairman of Board of Directors by and between the registrant and Alexander Bafer, effective February 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2018).

21.1*	Subsidiaries of the registrant.

31.1*	Section 302 Certification of Chief Executive Officer and Principal Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Principal Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECALL STUDIOS, INC.

Dated: April 17, 2018	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Bafer as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Bafer	Chief Executive Officer and Chairman of the Board	April 17, 2018
Alexander Bafer	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Bradley Albert	President, Chief Creative Officer and Director	April 17, 2018
Bradley Albert

/s/ Justin Morris	Chief Operating Officer and Director	April 17, 2018
Justin Morris

/s/ Frank Esposito	Chief Legal Officer and Director	April 17, 2018
Frank Esposito

Recall Studios, Inc.

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Recall Studios, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recall Studios, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net operating losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
April 17, 2018

Recall Studios, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$77,000	$77,000
Accounts receivable	-	10,000
Current assets from discontinued operations	-	28,000
Total current assets	77,000	115,000

Capitalized software costs	6,000	-
Deposits	3,000	-
Total Assets	$86,000	$115,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$112,000	$49,000
Accrued interest related parties	141,000	118,000
Accrued payroll - officers	343,000	422,000
Advances from related parties	31,000	31,000
Deposit on future sale of equity	55,000	55,000
Convertible notes payable, net of discount	152,000	-
Convertible notes payable - related party	484,000	484,000
Derivative liability	1,867,000	13,168,000
Current liabilities from discontinued operations	-	227,000
Total current liabilities	3,185,000	14,554,000

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 5,000,000 shares issued and outstanding as of December 31, 2017 and 2016	1,000	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 1,000,000 shares issued and outstanding as of December 31, 2017 and 2016	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,424,491 shares and 40,511,991 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	4,000
Common stock, par value $0.0001, 300,000,000 shares authorized 79,797,533 shares and 33,940 shares issued and outstanding as of December 31, 2017 and 2016, respectively	8,000	-
Additional paid in capital	8,045,000	7,372,000
Non-controlling interest	-	(189,000)
Accumulated deficit	(11,153,000)	(21,627,000)
Total Stockholders’ Deficit	(3,099,000)	(14,439,000)

Total Liabilities and Stockholders’ Deficit	$86,000	$115,000

The accompanying notes are an integral part of these consolidated financial statements.

Recall Studios, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2017	December 31, 2016

Revenue	$41,000	$24,000

Cost of goods sold	8,000	6,000

Gross Profit	33,000	18,000

Operating Expenses:
Compensation	656,000	502,000
Research and development	-	161,000
Impairment	-	250,000
General and administrative	521,000	276,000

Total operating expenses	1,177,000	1,189,000

Loss from operations	(1,144,000)	(1,171,000)

Other Income (Expense)
Interest expense	(44,000)	(168,000)
Amortization of debt discount	(188,000)	-
Financing costs	(679,000)	-
Other income (expense)	10,000	-
Gain on settlement of accrued payroll	163,000	-
Loss on settlement of convertible note		(55,000)
Gain on settlement of convertible note	-	28,000
Gain on extinguishment of derivative liability	-	558,000
Change in fair value of derivative liability	12,367,000	(9,054,000)

Total Other (Income) Expense	11,629,000	(8,691,000)

Income (Loss) From Continuing Operations	10,485,000	(9,862,000)

Income (Loss) From Discontinued Operations:

Loss from operations of discontinued business component	(68,000)	(204,000)

Gain from sale of discontinued business component	57,000	-

Total Income (Loss) From Discontinued Operations	(11,000)	(204,000)

Net Income (Loss) Before Income Taxes	10,474,000	(10,066,000)

Income Tax Expense	-	-

Net Income (Loss)	$10,474,000	$(10,066,000)

Net income (loss) from continuing operations per common share
-Basic	$0.24	$(352.14)
-Diluted	$0.16	$(352.14)

Net income (loss) from discontinued operations per common share
-Basic	$(0.00)	$(7.28)
-Diluted	$(0.00)	$(7.28)

Net income (loss)
-Basic	$0.24	$(359.42)
-Diluted	$0.16	$(359.42)

Weighted average common shares outstanding
-Basic	44,158,000	28,006
-Diluted	64,968,584	28,006

The accompanying notes are an integral part of these consolidated financial statements.

Recall Studios, Inc.

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2017 and 2016

	Common Shares,
	$0.0001 Par Value Per Share		Series A Preferred $0.0001 Par Value		Series B Preferred $0.0001 Par Value		Series C Preferred $0.0001 Par Value		Additional		Non-
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Controlling	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Interest	(Deficit)

Balance December 31, 2015	9,386	$-		$-		$-		$-	$6,378,000	$(11,594,000)	$(156,000)	$(5,372,000)

Common stock issued in conversion of notes payable	20,854	-							91,000			91,000

Common stock issued in conversion of notes payable - related party	3,500	-							9,000			9,000

Issuance of Series A & B issued due to settle
advances			5,000,000	1,000	1,000,000		-		439,000			440,000

Issuance of Series A shares for
issuance of Series C shares			(2,500,000)	-			12,750,000	1,000	0			1,000

Issuance of Series A and C shares upon
acquisition of Recall Studios, Inc.			1,990,000	-			25,256,241	3,000	187,000			190,000

Series A issued to
related party			510,000	-					15,000			15,000

Series C shares issued
for services rendered							1,993,750		40,000			40,000

Series C shares issued for
conversion of Recall shares							512,000		205,000			205,000

Common shares issued for services	200								8,000			8,000

Net loss										(10,033,000)	(33,000)	(10,066,000)

Balance December 31, 2016	33,940	-	5,000,000	1,000	1,000,000	-	40,511,991	4,000	7,372,000	(21,627,000)	(189,000)	(14,439,000)

Issuance of common stock for cash	978,750	-							175,000			175,000

Issuance of common stock for services	501,000	-							410,000			410,000

Issuance of shares to former officer	1,000	-							-			-

Conversion of Preferred “C” shares into common	78,175,000	8,000					(39,087,500)	(4,000)	(4,000)

Elimination of non-controlling interest upon sale of S&G	-	-									189,000	189,000

Value of warrants issued with convertible notes payable									37,000			37,000

Issuance of common stock for commitment fee	107,843	-							55,000			55,000

Net income										10,474,000		10,474,000

Balance December 31, 2017	79,797,533	$8,000	5,000,000	$1,000	1,000,000	$-	1,424,491	$-	$8,045,000	$(11,153,000)	$-	$(3,099,000)

The accompanying notes are an integral part of these consolidated financial statements.

Recall Studios, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,474,000	$(10,066,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Financing cost	679,000	-
Common stock issued for services	410,000	65,000
Change in fair value of derivative liability	(12,367,000)	9,053,000
Elimination of non-controlling interest of discontinued operations	189,000	-
Depreciation expense	-	2,000
Amortization of debt discount and debt issuance cost	188,000	79,000
Impairment of deposit for film project	-	250,000
Gain on settlement of accrued payroll	(163,000)	-
Gain on settlement of convertible note	-	(28,000)
Loss on settlement of convertible note		55,000
Gain on extinguishment of derivative liability	-	(558,000)
Changes in operating liabilities	-	-
Accounts receivable	10,000	-
Prepaid expenses and other current assets	-	(11,000)
Deposits	(3,000)	10,000
Capitalized production costs	-	30,000
Accounts payable	67,000	89,000
Accrued interest	23,000	4,000
Accrued payroll	80,000	423,000
Deferred revenues	-	24,000
Net Cash Used By Operating Activities of Continuing Operations	(413,000)	(579,000)
Net Cash Used in Operating Activities of Discontinued Operations	(199,000)	(24,000)
Net Cash Used in Operating Activities	(612,000)	(603,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized app production costs	(6,000)	-
Cash acquired from acquisition of Recall Studios, Inc.	-	180,000
Net Cash Provided (Used) by Investing Activities	(6,000)	180,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	359,000
Proceeds from issuance of convertible note payable	483,000	50,000
Repayments of convertible notes payable	(40,000)	(148,000)
Proceeds from issuance of note payable	-	31,000
Repayments of note payable - related party	-	(100,000)
Proceeds from future sale of equity	-	260,000
Proceeds from sale of common stock	175,000	-
Net Cash Provided by Financing Activities	618,000	452,000

Net Increase in Cash	-	29,000
Cash at Beginning of Period	77,000	48,000
Cash at End of Period	$77,000	$77,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$19,000
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$100,000
Issuance of Series A and B Preferred Stock upon settlement of related party advances and accrued payroll	$-	$439,000
Issuance of Series A and B Preferred Stock upon acquisition of Recall Studios, Inc.	$-	$190,000
Conversion of 39,087,500 shares of Series C Preferred stock into 79,175,000 shares of common stock	$8,000	$-
Conversion of Recall studios shares into Series C Preferred stock	$-	$205,000

The accompanying notes are an integral part of these consolidated financial statements.

Recall Studios, Inc.

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 - Organization and Basis of Operations

Recall Studios, Inc. (the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name “York Entertainment, Inc.” The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, in January 2015, the Company changed its stock symbol from “BTOP” to “CRCO.” On October 17, 2017, the Company filed an articles of amendment to its articles of incorporation to change its corporate name from Carolco Pictures, Inc. to Recall Studio, Inc., pending approval from the Financial Industry Regulatory Authority. Effective November 29, 2017, following receipt of FINRA’s approval, the Company’s corporate name was changed to Recall Studio, Inc. and its stock symbol was changed to “BTOP.” In addition, effective immediately, the Company began to do business as Brick Top Productions.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $3,099,000 at December 31, 2017 and incurred a loss from operations for the year ended December 31, 2017 of $1,444,000 and utilized net cash used in operating activities of $413,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand and raising capital through proceeds from the sale of common stock subscriptions will be sufficient to continue operations through 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. All inter-company balances and transactions have been eliminated. York Productions, LLC and York Productions II, LLC are currently inactive. On June 15, 2017, Recall Studios, Inc. entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitute 75% of the issued and outstanding shares of S&G. The assets, liabilities and results of operations of S&G have been reclassified to discontinued operations for financial statement presentation in 2017 and 2016.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amount of the Company’s derivative liability of $1,867,000 was based on Level 3 measurements.

Concentrations

During the year ended December 31, 2017, the Company had one customer that accounted for 90% of sales. During the year ended December 31, 2016, the Company had had two customers that accounted for 72% and 12% of sales.

Non-Controlling Interest

Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. All Non-controlling interest was eliminated as part of the sale of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment in 2017.

Revenue Recognition

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred and relate to the development of virtual reality and augmented reality content and devices by Recall Studios. For the years ended December 31, 2017 and 2016, research and development costs were $0 and $161,000, respectively.

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

During the year ended December 31, 2016, the Company concluded that an impairment charge of $250,000 was required for its investment in a film project. No charges were necessary in the year ended December 31, 2017.

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

For the year ended December 31 2017, warrants exercisable into 90,489 shares of common stock have been excluded because their impact on the income per share is anti-dilutive. For the year ended December 31, 2017, the calculation of diluted earnings per share included convertible Series B Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series C Preferred stock that can convert into 2,848,982 shares of common stock, and notes that can convert into 5,487,602 shares of common stock. For the year ended December 31, 2016, the dilutive impact of a note payable that can convert into 13 shares of common stock, warrants exercisable into 239 shares of common stock, convertible Series B Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series C Preferred stock that can convert into 81,023,982 shares of common stock have been excluded because their impact on the income per share is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31,
	2017	2016
Earnings per share – Basic
Income (Loss) for the period	$10,474,000	$(10,066,000)
Basic average common stock outstanding	44,158,000	28,006
Net earnings per share	$0.24	$(354.64)

	For the year ended December 31,
	2017	2016
Earnings per share - Diluted
Income (Loss) for the period	$10,474,000	$(10,066,000)
Basic average common stock outstanding	44,158,000	28,006
Diluted effect from preferred stock and convertible notes	10,336,584	-
Diluted average common stock outstanding	64,968,584	28,006
Net earnings per share	$0.16	$(354.64)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2017, reporting date.

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

July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company has early adopted ASU 2017-11 in the third quarter of 2017. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

During the year ended December 31, 2016, the Company accrued interest of $3,000 and paid off the entire principal note balance of $56,000 and accrued interest of $6,000. In addition as the note was in default at the time of the settlement the Company paid a total of $106,000 and as such $44,000 was recorded as a loss on the settlement of the note

On May 12, 2015, the Company issued a convertible promissory note in the principal amount of $104,000 to the Vis Vires Group, Inc. (“VVG”). The note bore interest at 22% per annum, as amended, and matured in February 2016. VVG deducted $2,000 from the proceeds to cover their legal and other transaction related costs which was recorded as debt issuance costs and is being accreted to interest expense over the life of the note. The note carried a variable conversion price defined as 61% of the market price (representing a 39% discount), with market price being defined as the average of the lowest three trading days for the Company’s common stock during the 10-day period prior to the conversion date.

During the year ended December 31, 2016, the Company accrued interest of $3,000, paid off the note and accrued interest in the aggregate of $78,000 and converted the remaining principal balance of $12,000 to 598 shares of common stock. In addition as the note was in default at the time of the settlement the Company paid a total of $90,000 and as such $11,000 was recorded as a loss on the settlement of the note

On June 22, 2015, the Company issued a convertible promissory note in the amount of $88,000 to the Auctus Fund, LLC (“Auctus”). The note bears interest at 24% per annum, as amended, and matured in March 2016. Auctus deducted $8,000 from the proceeds to cover their legal and other transaction related costs which were recorded as debt issuance costs and is being accreted to interest expense over the life of the note. In addition, the Company paid an $8,000 finders’ fee in this transaction which has been recorded in debt issuance costs and was accreted to interest expense over the life of the note. The note carried a variable conversion price defined as 50% of the market price (representing a 50% discount), with market price being defined as the lowest trading price of our common stock during the 25-trading day period prior to the conversion date.

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

On August 29, 2017, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $35,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $32,000 that was expensed as a financing cost.

On September 5, 2017, the Company issued a convertible promissory note to LG Capital Funding in the amount of $52,500. The note is due on September 5, 2018 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,500 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $37,000 that was expensed as a financing cost.

On September 12, 2017, the Company issued a convertible promissory note to EMA Financial in the amount of $100,000. The note is due on September 5, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $100,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $99,000 that was expensed as a financing cost.

On September 22, 2017, the Company issued a convertible promissory note to Essex Global Investment in the amount of $43,000. The note is due on September 22, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $43,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $32,000 that was expensed as a financing cost.

On September 29, 2017, the Company issued a convertible promissory note to Labrys Fund in the amount of $110,000. The note is due on March 29, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $110,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $232,000 that was expensed as a financing cost.

On November 2, 2017, the Company issued a convertible promissory note to Auctus Fund in the amount of $52,750. The note is due on August 2, 2018 and bears interest at 12% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,750 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $50,000 that was expensed as a financing cost.

On October 2, 2017, the Company issued a convertible promissory note to Power Up Lending Group in the amount of $50,000. The note is due on July 15, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the average of the three lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $77,000 that was expensed as a financing cost.

As of December 31, 2017, outstanding balance of the notes payable amounted to $443,250, accrued interest of $11,580 and unamortized note discount of $288,543.

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

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of December 31, 2017 and December 31, 2016, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $141,000 and $118,000, respectively. The notes are currently past due.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due.

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

The derivative liabilities were valued at the following dates using a Black-Scholes-Merton model with the following average assumptions:

	December 31, 2017	December 31, 2016
Stock Price	$0.31	$4.0
Risk free interest rate	0.84%	0.51% - 0.62%
Expected Volatility	476%	383%
Expected life in years	.25-.79	0.21-0.57
Expected dividend yield	0%	0%

Fair Value – Warrants	$0	$11,930,000
Fair Value – Note Conversion Feature	1,867,000	1,238,000
Total	$1,867,000	$13,168,000

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

During the year ended December 31, 2016, the Company recorded a gain of $558,000 upon the extinguishment of derivative liabilities related to the payment and conversion of certain convertible notes, and a loss of $9,054,000 relating to the change in the fair value of the derivatives during the period. As of December 31, 2016, the aggregate fair value of the derivative liabilities was $13,168,000.

During the year ended December 31, 2017, the Company recorded $1,067,000 in derivative liability as a result of conversion features from the issuance of new convertible notes payables (see Note 3). In addition the Company recorded a gain of $9,792,000 to account for the change in fair value of the derivative liabilities related to the conversion features and warrants from December 31, 2016 to December 31, 2017. Also the Company recorded a gain from various warrants accounted for as derivative liabilities expired and as such their corresponding fair value at the expiration date of $2,575,000 was extinguished from the derivative liabilities balance. As of December 31, 2017, the derivative liability amounted to $1,867,000.

Note 6- Stockholders’ Deficit

Issuance of Common Stock for Cash

During the year ended December 31, 2017, the Company issued 978,750 shares of common stock for proceeds of $175,000.

Issuance of Common Stock for services

During the year ended December 31, 2017, the Company issued an aggregate of 501,000 shares of common stock valued at $410,000 to five shareholders for services.

Issuance of Common Stock Upon Conversion of Series C Preferred Stock

During the year ended December 31, 2017, the Company issued 78,175,000 shares of common stock upon the conversion of 39,087,500 shares of Series C Preferred Stock pursuant to the terms of the certificate of designation of the Series C Preferred Stock.

Issuance of Common Stock for commitment fee

In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 107,843 shares to Labrys as a commitment fee. These shares are returnable based upon meeting certain conditions by the Company.

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

In July 2016, the Company entered into a Redemption and Issuance Agreement by and between the Company and South Centre. Pursuant to the agreement, the Company redeemed 2,500,000 shares of the Company’s Series A Preferred Stock from South Centre in exchange for 12,750,000 shares of Series C Preferred Stock. The Company determined the fair value of the 2,500,000 Series A shares redeemed to be $75,000, or $0.03 per share, which was the price paid by Mr. Cohen when he bought the Series A shares in June 2016. The Company determined that the fair value of the 12,750,000 Series C shares issued to be $255,000, or $0.02 per share, which was based on the fair value of an equivalent number of common shares such stock is convertible into. As a result of this exchange agreement, the Company recorded compensation expense of $1,250 to account for the fair value of the 12,750,000 Series C shares issued to South Centre.

In July 2016, the Company granted 1,993,750 shares of Preferred C Stock with a fair value of $40,000 for consulting and legal services rendered. The fair value of the shares was based on the fair value of an equivalent number of common shares such stock is convertible into, and was recorded as part of Operating Expenses in the accompanying Statements of Operations.

In July 2016, the Company issued 510,000 shares of Preferred A Stock with a fair value of $15,000 to Mr. Alex Bafer pursuant to his appointment as Chairman of the Board of Directors. The fair value of the shares was based on the fair value of an equivalent number of common shares such stock is convertible into.

Deposit on Future Sale of Equity

During the year ended December 31, 2016, the Company sold 650,000 shares of Recall’s common stock for total proceeds of $260,000. These common shares were not included in the purchase agreement when the Company acquired Recall in July 2016.

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

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2017 and December 31, 2016:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life

December 31, 2015	295	$800	4.83
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
December 31, 2016	295	$800	3.63
Granted	90,250	.50	5.00
Exercised	-	-	-
Forfeited/expired	(56)	10	.05
December 31, 2017	90,489	$.50	4.71

At December 31, 2017, the Company’s outstanding and exercisable warrants had no intrinsic value as the exercise price of these warrants was greater than the market price at December 31, 2017

Note 7- Related Party Transactions

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

Our Chairman and former CEO, Alex Bafer, was a significant shareholder of Recall at the time of the acquisition. Until October 2015, Mr. Bafer was our controlling shareholder. In October 2015, Mr. Bafer sold controlling interest of the Company and his relationship to the Company was as a debtor through his convertible notes payable. Shortly after the consummation of the acquisition of Recall by Recall Studios f/k/a Carolco, Mr. Bafer regained control of Carolco through of a series of transactions. See note 1 in regards to the Company’s recent name change from Carolco Pictures, Inc. to Recall Studios, Inc.

Due to Mr. Bafer’s related party relationship with Recall, and the subsequent control position he took in Recall Studios f/k/a Carolco, the Company has accounted for the transaction with Recall as a combination of entities under common control. As such, the assets and liabilities of Recall have been transferred over at their historical cost basis, and the operations of the two companies have been combined as if the acquisition occurred as of the beginning of the earliest period presented. Accordingly, the shares issued have been recorded at the $117,000 historical cost basis of the net assets acquired, and the $73,000 loss incurred during the period from April 2016 to the acquisition date has been reflected as research and development cost, resulting in a total basis of shares issued of $190,000. See note 1 in regards to the Company recent name change from Carolco Pictures, Inc. to Recall Studio, Inc.

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017 and December 31, 2016 outstanding advances from related party aggregated to $31,000 and $31,000, respectively.

Accrued Payroll

During the year ended December 31, 2017, the Company accrued payroll in the aggregate of $255,000 for officers and employees’ salaries. On April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company. In consideration thereof, Mr. Cohen received 1,000 shares of Company common stock valued at $1,000. In addition he released the Company from its obligation for accrued payroll of $125,000.

On June 15, 2017, the Company entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, The sum of $39,656, which was due and payable to Martin Fischer by S&G was fully and irrevocably settled and resolved by a Settlement and Mutual Release.

As of December 31, 2017, accrued payroll amounted to $343,000, of which $310,000 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer.

Legal Services

On June 29, 2016 Esposito Partners and the Company entered into an agreement, pursuant to which the Company engaged Esposito Partners to provide legal services to the Company. The Letter Agreement also provided that Frank Esposito, who is the Managing Member of Esposito Partners, would serve as the Chief Legal Officer, a member of the Company’s board of directors and as secretary of the Company’s board of directors. Pursuant to the agreement, the Company will pay $5,000 per month for the legal services provided.

As of December 31, 2017, accrued legal expenses amounted to $65,000.

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

On July 19, 2017, the Company entered into a Trademark Assignment and Settlement Agreement with STUDIOCANAL.

A dispute had previously arisen between STUDIOCANAL and the Company in relation to the trademark for “CAROLCO” obtained by Brick Top Productions, Inc., an affiliate of the Company. Pursuant to the STUDIOCANAL Agreement, and in order to settle the dispute, the Company agreed to assign the “CAROLCO” trademark to STUDIOCANAL.

In connection therewith, on the same date as the execution of the STUDIOCANAL Agreement, the Company and STUDIOCANAL executed the Trademark Assignment Recordal Form attached to the STUDIOCANAL Agreement as Exhibit A. In consideration of the assignment, STUDIOCANAL agreed to pay the Company a one-time fee of $9,000 within 15 days of the execution of the STUDIOCANAL Agreement.

Pursuant to the STUDIOCANAL Agreement, the Company was required, within three business days following the receipt of the payment, to surrender the domain name http://www.carolcopictures.com/ to STUDIOCANAL with any future payments related to the domain name to be assumed by STUDIOCANAL. The payment is expected to be received in the time frame referenced above, at which point the domain name will be transferred to STUDIOCANAL.

As of the effective date of the STUDIOCANAL Agreement, the Company agreed that it and its affiliates will cease producing and distributing television shows, movies or any other media under the CAROLCO mark or any mark confusingly similar to the CAROLCO mark. In addition, the Company agreed that, within 10 days of the date of the STUDIOCANAL Agreement, the Company will initiate the process of changing its name. Upon completion of the required securities and corporate law actions in connection with the name change, but in no event more than 75 days after the date of the STUDIOCANAL Agreement, unless such delay is caused by a regulatory agency and not the Company, the Company agreed to change its name to remove reference to CAROLCO, and will remove all mention of the CAROLCO name from its products, website, and all future corporate documents.

The Company also agreed to remove all images and titles of Carolco Pictures’ library films from its and its affiliates’ websites as of the effective date of the STUDIOCANAL Agreement, that neither it nor any of its affiliates will ever use any images from or titles of works in the Carolco Pictures library in the future, that neither it nor any of its affiliates will use or apply for registration of any marks containing the term CAROLCO or variations thereof in connection with any entertainment-related products or services, and that the Company would not oppose or otherwise challenge STUDIOCANAL’s use of, trademark applications, or registrations for the CAROLCO mark, or any mark containing a variation of the term CAROLCO.

Under the STUDIOCANAL Agreement, each party released the other party, its affiliates, subsidiaries, holding companies and other entities within its control, successors and assigns, and all officers, directors, employees, agents, representatives, third party vendors, insurers and attorneys, from any and all claims, causes of action or demands of any kind or nature whatsoever which arise from use of the CAROLCO marks in connection with entertainment-related products or services and which existed prior to the effective date of the STUDIOCANAL Agreement

Note 9 – Discontinued Operations

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

The following table summarizes the assets and liabilities of our former subsidiary’s discontinued operations as of December 31, 2016:

December 31, 2016
ASSETS:
Current assets
Cash	$24,000
Accounts receivable	1,000
Prepaid expenses and other current assets	3,000
Total assets	$28,000

LIABILITIES :
Current liabilities
Accounts payable and accrued expenses	$82,000
Accrued payroll - officers	36,000
Advances from related parties	10,000
Deferred revenue	24,000
Note payable	75,000
Total liabilities	$227,000

The following table summarizes the results of operations of our former subsidiary for the years ended December 31, 2017 and 2016 and is included in the consolidated statements of operations as discontinued operations:

	For the year ended
	December 31,
	2017	2016

Revenue	$49,000	$184,000

Cost of goods sold	31,000	107,000

Gross Profit	18,000	77,000

Operating Expenses:
Compensation	76,000	187,000
General and administrative	7,000	90,000

Total operating expenses	83,000	277,000

Loss from operations	(65,000)	(200,000)

Other Income (Expense)
Interest expense	(1,000)	(4,000)
Other income (expense)	(2,000)	-
Total Other Income (Expense)	(3,000)	(4,000)

Loss From Operations of Discontinued Business Component	$(68,000)	$(204,000)

Note 10 - Income Tax Provision

The Company recorded a full valuation allowance for the years ended December 31, 2017 and 2016. The Company files income tax returns in the United States (“Federal”) and Florida (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for the past three years.

At December 31, 2017, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $2.4 million. These carry forwards will begin to expire in the year ending December 31, 2018, subject to IRS limitations, including change in ownership.

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

At December 31, 2017, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $2.3 million would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

I.	For the year ended	For the year ended
	12/31/2017	12/31/2016
Net Operating loss carryforwards	1,042,000	2,247,000
Accrued Compensation	54,000	183,000
Impairment of goodwill	-	128,000
Stock based compensation and other	86,000	108,000

Total net deferred tax assets	1,182,000	2,666,000
Less valuation discount	(1,182,000)	(2,666,000)
Net deferred tax assets	-	-

A reconciliation of income taxes with the amounts computed at the statutory federal rate are as follows:

II.	For the year ended	For the year ended
	12/31/2017	12/31/2016
Computed tax provision (benefit) at
federal statutory rate	-21%	-34%
State income taxes, net of federal benefit	-6%	-6%

Permanent differences	84%	85%
Net Operating loss	-57%	-45%
Income tax provision	0%	0%

As a result of the implementation of certain provisions of ASC 740-10, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2017.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There are no interest or penalties accrued as of December 31, 2017.

Note 11 - Subsequent Events

On January 17, 2018, Alex Bafer, the chief executive officer, chief financial officer and chairman of the board of Recall Studios, Inc. resigned from all of his positions with the Company effective immediately. Mr. Bafer’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, but rather, for personal reasons.

On January 17, 2018, Frank M. Esposito, the Company’s current Chief Legal Officer, member of the Company’s board of directors and secretary of the Company’s board of directors, agreed to serve as the Company’s Interim Chief Executive Officer. Mr. Esposito assumed his new role as Chief Executive Officer effective January 17, 2018, and is expected to serve until he completes a search and the Company appoints a new Chief Executive Officer.

Mr. Esposito, age 45, has served as the Company’s Chief Legal Officer since July of 2014 and as a member of the Company’s board of directors since February of 2017.

There are no family relationships between Mr. Esposito and any of our other officers and directors.

In connection with Mr. Esposito’s appointment as Interim Chief Executive Officer of the Company, on January 15, 2018, Esposito, PLLC and the Company entered into a letter agreement amending the letter agreement dated June 29, 2016 between the Company and Esposito Partners, pursuant to which the Company engaged Esposito Partners to provide legal services to the Company. The Letter Agreement also provided that Frank Esposito, who is the Managing Member of Esposito Partners, would serve as the Chief Legal Officer, a member of the Company’s board of directors and as secretary of the Company’s board of directors.

Pursuant to the Amendment, the parties memorialized their agreement regarding the continued engagement by the Company of Esposito Partners under the Letter Agreement. Further pursuant to the Amendment, it was agreed that Mr. Esposito would serve as the Interim Chief Executive Officer of the Company until such time as a suitable replacement is found for Mr. Bafer. Further, in the Letter Agreement it was agreed that Esposito Partners would be paid a non-refundable retainer for Mr. Esposito’s performance of services for the Company. To date, the Company has paid $25,000 of the Compensation due to Mr. Esposito under the Letter Agreement and still owes $65,000 under the Letter Agreement. Pursuant to the Amendment, in consideration of Mr. Esposito assuming the role of Interim Chief Executive Officer, Esposito Partners agreed not to seek any compensation beyond that already agreed to between the Company and Esposito Partners, and further Esposito Partners agreed to defer any collection of the Amount Owed provided that the Company remits a payment of $10,000 to Esposito Partners upon the execution of the Amendment as a reduction of amounts outstanding.

On February 1, 2018, Frank M. Esposito, the interim Chief Executive Officer, Chief Legal Officer and member of the board of directors of Recall Studios, Inc. resigned from his position as the Company’s interim Chief Executive Officer. Mr. Esposito will retain his positions as the Company’s Chief Legal Officer and a member of the Company’s board of directors.

Also on February 1, 2018, the Company’s board of directors appointed Alexander Bafer as the Company’s Chief Executive Officer and Chairman of the Board.

In connection with Mr. Bafer’s appointment as Chief Executive Officer of the Company, the Company and Mr. Bafer entered into an Executive Employment Agreement effective February 1, 2018. Pursuant to the terms of the Employment Agreement, the Company agreed to employ Mr. Bafer as Chief Executive Officer for a term of one year, which term will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice. In exchange for Mr. Bafer’s services as Chief Executive Officer, the Company will pay Mr. Bafer an annual salary of $250,000, subject to review and adjustment as provided in the Employment Agreement. Mr. Bafer will also be eligible to receive a performance-based bonus. The Company also granted Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Stock Plan (the “Plan”).

Mr. Bafer and the Company also entered into an Agreement for Chairman of Board of Directors (the “COB Agreement”) in connection with Mr. Bafer’s appointment as Chairman of the Board. The COB Agreement has a term of one year, and will continue for as long as Mr. Bafer is elected as Chairman of the Board. Pursuant to the terms of the COB Agreement, the Company agreed to grant Mr. Bafer an option to purchase 250,000 shares of the Company’s common stock pursuant to the Plan.

In January 2018 the Company entered into a securities purchase agreement in connection with the issuance of a $53,000 convertible note. The note carries interest of 8% per year and is due and payable on October 30, 2018. The outstanding amounts under the note are convertible, at the option of the holder, into shares of common stock of the Company, at a conversion price calculated at 63% of the average three lowest sale price for the common stock during the 10 consecutive trading days immediately preceding the conversion date.

In January 2018 the Company issued an additional convertible promissory note to Crown Bridge Partners in the amount of $17,500. The new amount is subject to the same provisions as detailed in Note 3.

In February 2018 the Company entered into a securities purchase agreement in connection with the issuance of a $94,500 convertible note. The note carries interest of 8% per year and is due and payable on February 21, 2018. The outstanding amounts under the note are convertible, at the option of the holder, into shares of common stock of the Company, at a conversion price calculated at 50% of the lowest sale price for the common stock during the 20 consecutive trading days immediately preceding the conversion date.

In February 2018 the Company issued an additional convertible promissory note to Crown Bridge Partners in the amount of $35,000. The new amount is subject to the same provisions as detailed in Note 3.

In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company canceled 107,843 that were issued to Labrys as a commitment fee as the Company fulfilled all obligations under the agreement pursuant to these returnable shares.

