Form 10-Q
period 2018-03-31
Recall Studios, Inc.
filed 2018-05-21
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of May 21, 2018, there were 83,274,896 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

RECALL STUDIOS, INC.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, for the fiscal year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Recall Studios, Inc.

Condensed Consolidated Balance Sheets

(rounded to the nearest thousand)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$419,000	$77,000
Prepaid expenses	9,000	-
Total current assets	428,000	77,000

Capitalized software costs	6,000	6,000
Deposits	3,000	3,000
Total Assets	$437,000	$86,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$72,000	$112,000
Accrued interest related parties	147,000	141,000
Accrued payroll - officers	291,000	343,000
Advances from related parties	31,000	31,000
Deposit on future sale of equity	55,000	55,000
Convertible notes payable, net of discount	131,000	152,000
Convertible notes payable - related party	484,000	484,000
Derivative liability	1,980,000	1,867,000
Total current liabilities	3,191,000	3,185,000

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 5,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,000	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,424,491 shares issued and outstanding as of March 31, 2018 and December 31, 2017
Common stock, par value $0.0001, 300,000,000 shares authorized 83,274,896 and 79,797,533 shares issued and outstanding as of March 31, 2018 and December 31, 2017	8,000	8,000
Shares To Be Issued	80,000
Additional paid in capital	9,005,000	8,045,000
Accumulated deficit	(11,848,000)	(11,153,000)
Total Stockholders’ Deficit	(2,754,000)	(3,099,000)

Total Liabilities and Stockholders’ Deficit	$437,000	$86,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Operations

(unaudited; rounded to the nearest thousand, except per share information)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$-	$5,000

Cost of goods sold	-	-

Gross Profit	-	5,000

Operating Expenses:
Compensation	137,000	52,000
General and administrative	703,000	90,000

Total operating expenses	840,000	142,000

Loss from operations	(840,000)	(137,000)

Other Income (Expense)
Interest expense	(122,000)	(7,000)
Amortization of debt discount	(364,000)	-
Financing costs	(2,137,000)	-
Change in fair value of derivative liability	2,768,000	6,807,000

Total Other (Income) Expense	145,000	6,800,000

Income (Loss) From Continuing Operations	(695,000)	6,663,000

Income (Loss) From Discontinued Operations:

Loss from operations of discontinued business component	-	(33,000)

Gain from sale of discontinued business component	-	-

Total Income (Loss) From Discontinued Operations	-	(33,000)

Net Income (Loss) Before Income Taxes	(695,000)	6,630,000

Income Tax Expense	-	-

Net Income (Loss)	$(695,000)	$6,630,000

Net income (loss) from continuing operations per common share
-Basic	$(0.01)	$196.32
-Diluted	$(0.01)	$0.08

Net income (loss) from discontinued operations per common share
-Basic	$-	$(0.97)
-Diluted	$-	$(0.00)

Net income (loss)
-Basic	$(0.01)	$195.34
-Diluted	$(0.01)	$0.08

Weighted average common shares outstanding
-Basic	80,954,661	33,940
-Diluted	91,912,099	87,399,072

The accompanying notes are an integral part of these consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited; rounded to the nearest thousand, except per share information)

	Common Shares,
	$0.0001 Par Value		Series A Preferred		Series B Preferred		Series C Preferred
	Per Share		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Shares	Additional
	Shares		Shares		Shares		Shares		To Be	Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2017	79,797,533	$8,000	5,000,000	$1,000	1,000,000	$-	1,424,491	$-	$-	$8,045,000	$(11,153,000)	(3,099,000)

Issuance of common stock for cash	2,736,000	-							80,000	469,000		549,000

Issuance of common stock for services	475,000	-								410,000		410,000

Issuance of common stock for commitment fee	200,000	-								118,000		118,000

Conversion of Notes Payable into common shares	130,000	-								18,000		18,000

Conversion of warrants into common stock	44,206

Cancellation of common stock for commitment fee refund	(107,843)	-								(55,000)		(55,000)

Net loss											(695,000)	(695,000)

Balance March 31, 2018	83,274,896	$8,000	5,000,000	$1,000	1,000,000	$-	1,424,491	$-	$80,000	$9,005,000	$(11,848,000)	$(2,754,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; rounded to the nearest thousand, except per share information)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(695,000)	$6,630,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of original issue discount	6,000	-
Financing cost	2,137,000	-
Common stock issued for services	410,000	-
Common stock issued for conversion of note payable	-
Change in fair value of derivative liability	(2,768,000)	(6,807,000)
Amortization of debt discount and debt issuance cost	364,000	-
Changes in operating liabilities
Accounts receivable	-	10,000
Prepaid expenses and other current assets	(9,000)	(12,000)
Accounts payable	(40,000)	19,000
Accrued interest	6,000	6,000
Accrued payroll	(52,000)	95,000
Deferred revenues	-	(24,000)
Net Cash Used in Operating Activities	(641,000)	(83,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	807,000	-
Repayments of convertible notes payable	(373,000)	-
Proceeds from sale of common stock	549,000	-
Net Cash Provided by Financing Activities	983,000	-

Net Increase in Cash	342,000	(83,000)
Cash at Beginning of Period	77,000	101,000
Cash at End of Period	$419,000	$18,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes payable	$18,000	$-
Issuance of Series A and B Preferred Stock upon settlement of related party advances and accrued payroll	$-	$-
Issuance of Series A and B Preferred Stock upon acquisition of Recall Studios, Inc.	$-	$-
Extinguishment of derivative liability upon warrant expiration	$-	$2,575,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,754,000 at March 31, 2018 and incurred a net loss for the three months ended March 31, 2018 of $695,000 and utilized net cash used in operating activities of $641,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying financial statements are consolidated and include the accounts of the Company and its majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. All inter-company balances and transactions have been eliminated. York Productions, LLC and York Productions II, LLC are currently inactive. On June 15, 2017, Recall Studios, Inc. entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitute 75% of the issued and outstanding shares of S&G. The assets, liabilities and results of operations of S&G have been reclassified to discontinued operations for financial statement presentation in 2017.

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

The carrying amount of the Company’s derivative liability of $1,980,000 was based on Level 3 measurements.

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

For the three months ended March 31, 2018, warrants exercisable into 40,489 shares of common stock have been excluded because their impact on the income per share is anti-dilutive. For the three months ended March 31, 2018, the calculation of diluted earnings per share included convertible Series B Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series C Preferred stock that can convert into 2,848,982 shares of common stock, and notes that can convert into 6,108,456 shares of common stock. For the three months ended March 31, 2017, the calculation of diluted earnings per share included convertible Series A Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series B Preferred stock that can convert into 81,023,982 shares of common stock, and notes that can convert into 4,341,150 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2018	2017
Earnings per share – Basic
Income (Loss) for the period	$(695,000)	$6,630,000
Basic average common stock outstanding	80,954,661	33,940
Net earnings per share	$(0.01)	$195.34

	For the three months ended March 31,
	2018	2017
Earnings per share - Diluted
Income (Loss) for the period	$(695,000)	$6,630,000
Basic average common stock outstanding	80,954,661	33,940
Diluted effect from preferred stock and convertible notes	10,957,438	87,365,132
Diluted average common stock outstanding	91,912,099	87,399,072
Net earnings per share	$(0.01)	$0.08

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2018 reporting date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted ASU 2014-09 in the first quarter of 2018. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

Note 3 – Convertible Notes Payable

On August 29, 2017, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $35,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $32,000 that was expensed as a financing cost. On February 15, 2018 Crown Bridge converted $17,401 of the note payable into 130,000 shares of common stock. On February 22, 2018 the remaining note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On September 5, 2017, the Company issued a convertible promissory note to LG Capital Funding in the amount of $52,500. The note is due on September 5, 2018 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,500 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $37,000 that was expensed as a financing cost. On March 2, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $20,000 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On September 12, 2017, the Company issued a convertible promissory note to EMA Financial in the amount of $100,000. The note is due on September 5, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $100,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $99,000 that was expensed as a financing cost. On March 1, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $38,000 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On September 22, 2017, the Company issued a convertible promissory note to Essex Global Investment in the amount of $43,000. The note is due on September 22, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $43,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $32,000 that was expensed as a financing cost. On March 12, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $14,000 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On September 29, 2017, the Company issued a convertible promissory note to Labrys Fund in the amount of $110,000. The note is due on March 29, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $110,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $232,000 that was expensed as a financing cost. On February 21, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

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

On October 2, 2017, the Company issued a convertible promissory note to Power Up Lending Group in the amount of $50,000. The note is due on July 15, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the average of the three lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $77,000 that was expensed as a financing cost. On March 28, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On January 17, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $53,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $28,000 that was expensed as a financing cost.

On January 26, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 16, 2018 and bears interest at 6% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $502,000 that was expensed as a financing cost.

On January 26, 2018, the Company issued a second convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 16, 2018 and bears interest at 6% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $502,000 that was expensed as a financing cost.

In addition to the two notes above, the Company has the ability to receive an additional two more $44,000 promissory back end notes from Adar Bays, LLC, which provides conversion features equal to 58% of the lowest trading price of the Corporation’s Common Stock for the last 20 trading days prior to conversion, as well as 6% per annum interest, and a 10% OID so that the purchase price for each note shall be $40,000, and become due and payable January 26, 2019 and that the aforementioned notes shall be $44,000 promissory notes to Adar Bays, LLC secured by assets with a fair market value of not less than $40,000 each.

On February 2, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $17,500. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issuance of $1,750 and a note discount of $15,750 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $69,000 that was expensed as a financing cost.

On February 12, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $53,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $8,000 that was expensed as a financing cost.

On February 21, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on February 21, 2019 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $94,500 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $93,000 that was expensed as a financing cost.

On February 23, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $3,500 and a note discount of $31,750 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $33,000 that was expensed as a financing cost.

On February 22, 2018, the Company issued a convertible promissory note to Auctus Fund in the amount of $230,000. The note is due on November 22, 2018 and bears interest at 12% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $230,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $632,000 that was expensed as a financing cost.

On February 23, 2018, the Company issued a convertible promissory note to LG Capital Funding in the amount of $110,250. The note is due on February 23, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $5,250 and a note discount of $105,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $141,000 that was expensed as a financing cost.

On March 29, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on November 29, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $94,500 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $56,000 that was expensed as a financing cost.

On March 23, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $50,000. The note is due on December 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess if the note principal of $8,000 that was expensed as a financing cost.

As of March 31, 2018, outstanding balance of the notes payable amounted to $878,500, accrued interest of $10,295 and unamortized note discount of $747,626.

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

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of March 31, 2018 and December 31, 2017, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $145,000 and $140,000, respectively. The notes are currently past due.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. As of March 31, 2018 and December 31, 2017, accrued interest of $2,000 and $1,000 is due, respectively.

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

The derivative liabilities were valued at the following dates using a Black-Scholes-Merton model with the following average assumptions:

	March 31, 2018	December 31, 2017
Stock Price	$0.41	$.31
Risk free interest rate	1.63-2.03%	0.84%
Expected Volatility	201%	476%
Expected life in years	0.42-0.92	0.25-0.79
Expected dividend yield	0%	0%

Fair Value – Warrants	$0	$0
Fair Value – Note Conversion Feature	1,980,000	1,867,000
Total	$1,980,000	$1,867,000

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

During the three months ended March 31, 2018, the Company recorded $2,881,000 in derivative liability as a result of conversion features from the issuance of new convertible notes payables (see Note 3). In addition the Company recorded a gain of $2,768,000 to account for the change in fair value of the derivative liabilities related to the conversion features from December 31, 2017 to March 31, 2018. As of March 31, 2018, the derivative liability amounted to $1,980,000.

Note 6- Stockholders’ Deficit

Issuance of Common Stock for Cash

During the three months ended March 31, 2018, the Company issued 2,736,000 shares of common stock for proceeds of $549,000. As of March 31, 2018 an additional 160,000 still remain to be issued.

Issuance of Common Stock for services

During the three months ended March 31, 2018, the Company issued an aggregate of 475,000 shares of common stock valued at $410,000 to two shareholders for services.

Issuance of Common Stock for commitment fee

During the three months ended March 31, 2018 pursuant securities purchase agreements with Auctus Fund, the Company issued 200,000 shares to Auctus as a commitment fee valued at $118,000.

Cancellation of Common Stock for commitment fee

In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 107,843 shares to Labrys as a commitment fee. During the three months ended March 31, 2018 these shares were returned based upon the meeting of certain conditions by the Company.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2018 and December 31, 2017:

	Warrants	Weighted Average exercise Price	Weighted Average Remaining Contractual Life
December 31, 2016	295	$800	3.63
Granted	90,250	.50	5.00
Exercised	-	-	-
Forfeited/expired	(56)	10	.05
December 31, 2017	90,489	$.50	4.71
Granted	-	-	-
Exercised	50,000	-	-
Forfeited/expired	-	-	-
March 31, 2018	40,489	$.50	4.41

At March 31, 2018, the Company’s outstanding and exercisable warrants had no intrinsic value as the exercise price of these warrants was greater than the market price at March 31, 2018.

Note 7- Related Party Transactions

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017 outstanding advances from related party aggregated to $31,000 and $31,000, respectively.

Accrued Payroll

During the three months ended March 31, 2018, the Company accrued payroll in the aggregate of $80,000 for officers and employees’ salaries.

As of March 31, 2018, accrued payroll amounted to $291,000, of which $260,000 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer. As of December 31, 2017, accrued payroll amounted to $343,000, of which $310,000 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer.

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

As of March 31, 2018, accrued legal expenses amounted to $55,000. As of December 31, 2017, accrued legal expenses amounted to $65,000.

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

Note 10 - Subsequent Events

In May 2018 the Company entered into a securities purchase agreement in connection with the issuance of a $56,000 convertible note. The note carries interest of 8% per year and is due and payable on May 3, 2019. The outstanding amounts under the note are convertible, at the option of the holder, into shares of common stock of the Company, at a conversion price calculated at 52% of the lowest sale price for the common stock during the 20 consecutive trading days immediately preceding the conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Revenue	$0	$5,000
Cost of goods sold	$0	$0
Operating expenses	$840,000	$142,000
Income (loss) from continuing operations	$(695,000)	$6,663,000
Net income (loss) from discontinued operations	$0	$(33,000)
Net income (loss)	$(695,000)	$6,630,000

Revenues for the three months ended March 31, 2018 and 2017 were $0 and $5,000, respectively.

Cost of goods sold for the three months ended March 31, 2018 and 2017 were $0 and $0, respectively.

Operating expenses for the three months ended March 31, 2018 totaled $840,000, compared to $142,000 for the three months ended March 31, 2017. The increase of $698,000 is directly related to an increase in compensation expenses of $85,000 as well as $404,000 increase in consulting fees and $125,000 increase in advertising and marketing costs during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The Company has realized a net loss of $695,000 for the three months ended March 31, 2018, compared to a net income of $6,630,000 for the three months ended March 31, 2017. The reduction in net income of $7,325,000 is primarily due to the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a gain of $6,807,000 for the three months ended March 31, 2017 as compared $2,768,000 for the three months ended March 31, 2018. In addition there were $2,137,000 of financing costs in the three months ended March 31, 2018 and amortization of debt discount of $364,000 with no corresponding amounts for these expenses in the three months ended March 31, 2017.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
Net Cash Used in Operating Activities	$(641,000)	$(83,000)
Net Cash Provided by Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$983,000	$0
Net Change in Cash	$342,000	$(83,000)

As of March 31, 2018, our total assets were $437,000 and our total liabilities were $3,191,000 and we had negative working capital of $2,763,000. Our financial statements report a net loss of $695,000 for the three months ended March 31, 2018 and net income of $6,630,000 for the three months ended March 31, 2017.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a stockholders’ deficit of $ 2,754,000 at March 31, 2018, incurred a net loss from operations of $695,000 and used cash in operating activities of $641,000 for the period then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued 2,736,000 shares of common stock for proceeds of $549,000. As of March 31, 2018 an additional 160,000 still remain to be issued.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the year ended December 31, 2017.

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

RECALL STUDIOS, INC.

Date: May 21, 2018	By:	/s/ Alexander Bafer
Alexander Bafer
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

