Form 10-Q
period 2018-06-30
Recall Studios, Inc.
filed 2018-08-15
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of August 14, 2018, there were 199,559,120 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Recall Studios, Inc.

Condensed Consolidated Balance Sheets

(in rounded to nearest thousand, except per share information)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$369,000	$77,000
Prepaid expenses	-	-
Total current assets	369,000	77,000

Capitalized software costs	6,000	6,000
Deposits	3,000	3,000
Total Assets	$378,000	$86,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$60,000	$112,000
Accrued interest related parties	153,000	141,000
Accrued payroll - officers	251,000	343,000
Advances from related parties	31,000	31,000
Deposit on future sale of equity	55,000	55,000
Convertible notes payable, net of discount	235,000	152,000
Convertible notes payable - related party	484,000	484,000
Derivative liability	2,831,000	1,867,000
Total current liabilities	4,100,000	3,185,000

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 5,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,000	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 0 and 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,262,491 and 1,424,491 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized 90,599,120 and 79,797,533 shares issued and outstanding as of June 30, 2018 and December 31, 2017	9,000	8,000
Additional paid in capital	10,303,000	8,045,000
Accumulated deficit	(14,035,000)	(11,153,000)
Total Stockholders’ Deficit	(3,722,000)	(3,099,000)

Total Liabilities and Stockholders’ Deficit	$378,000	$86,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in rounded to nearest thousand, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$-	$36,000	$-	$41,000

Cost of goods sold	-	8,000	-	8,000

Gross Profit	-	28,000	-	33,000

Operating Expenses:
Compensation	106,000	314,000	243,000	366,000
General and administrative	934,000	73,000	1,637,000	163,000

Total operating expenses	1,040,000	387,000	1,880,000	529,000

Loss from operations	(1,040,000)	(359,000)	(1,880,000)	(496,000)

Other Income (Expense)
Interest expense	(173,000)	(5,000)	(295,000)	(12,000)
Other income (expense)	-	1,000	-	1,000
Amortization of debt discount	(440,000)	-	(804,000)	-
Financing costs	(205,000)	-	(2,342,000)	-
Change in fair value of derivative liability	(329,000)	5,366,000	2,439,000	12,173,000

Total Other (Income) Expense	(1,147,000)	5,362,000	(1,002,000)	12,162,000

Income (Loss) From Continuing Operations	(2,187,000)	5,003,000	(2,882,000)	11,666,000

Income (Loss) From Discontinued Operations:

Loss from operations of discontinued business component	-	(43,000)	-	(68,000)

Gain from sale of discontinued business component	-	57,000	-	57,000

Total Income (Loss) From Discontinued Operations	-	14,000	-	(11,000)

Net Income (Loss) Before Income Taxes	(2,187,000)	5,017,000	(2,882,000)	11,655,000

Income Tax Expense	-	-	-	-

Net Income (Loss)	$(2,187,000)	$5,017,000	$(2,882,000)	$11,655,000

Net income (loss) from continuing operations per common share
-Basic	$(0.03)	$0.29	$(0.03)	$1.35
-Diluted	$(0.03)	$0.22	$(0.03)	$0.80

Net income (loss) from discontinued operations per common share
-Basic	$-	$0.00	$-	$(0.00)
-Diluted	$-	$0.00	$-	$(0.00)

Net income (loss) per common share
-Basic	$(0.03)	$0.29	$(0.03)	$1.35
-Diluted	$(0.03)	$0.22	$(0.03)	$0.80

Weighted average common shares outstanding
-Basic	85,285,336	17,100,572	83,145,665	8,619,429
-Diluted	85,285,336	23,018,091	83,145,665	14,526,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in rounded to nearest thousand, except per share information)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,882,000)	$11,655,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of original issue discount	19,000	-
Financing cost	2,342,000	-
Common stock issued for services	683,000	410,000
Elimination of non-controlling interest of discontinued operations	-	189,000
Change in fair value of derivative liability	(2,439,000)	(12,173,000)
Amortization of debt discount and debt issuance cost	804,000	-
Changes in operating liabilities
Prepaid expenses and other current assets	-	(10,000)
Accounts payable	(52,000)	19,000
Accrued interest	12,000	12,000
Accrued payroll	(92,000)	(83,000)
Net Cash Used in Operating Activities of Continuing Operations	(1,605,000)	19,000
Net Cash Used in Operating Activities of Discontinued Operations	-	(198,000)
Net Cash Used in Operating Activities	(1,605,000)	(179,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	1,157,000	-
Repayments of convertible notes payable	(731,000)	-
Proceeds from sale of common stock	1,471,000	122,000
Net Cash Provided by Financing Activities	1,897,000	122,000

Net Increase in Cash	292,000	(57,000)
Cash at Beginning of Period	77,000	77,000
Cash at End of Period	$369,000	$20,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes payable	$18,000	$-
Conversion of 39,087,500 shares of Series C Preferred stock into 79,175,000 shares of common stock	$-	$8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 1 - Organization and Basis of Operations

Recall Studios, Inc. (formerly “Carolco Pictures, Inc.” formerly “Brick Top Productions, Inc” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name “York Entertainment, Inc.” The Company changed its name to Brick Top Productions, Inc. in October 2010. In January 2015, the Company changed its name from Brick Top Productions, Inc. to Carolco Pictures, Inc. In addition, in January 2015, the Company changed its stock symbol from “BTOP” to “CRCO.” On October 17, 2017, the Company filed an articles of amendment to its articles of incorporation to change its corporate name from Carolco Pictures, Inc. to Recall Studio, Inc., pending approval from the Financial Industry Regulatory Authority. Effective November 29, 2017, following receipt of FINRA’s approval, the Company’s corporate name was changed to Recall Studio, Inc. and its stock symbol was changed to “BTOP.” In addition, effective immediately, the Company began to do business as Brick Top Productions.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $3,722,000 at June 30, 2018 and incurred a net loss for the six months ended June 30, 2018 of $2,882,000 and utilized net cash used in operating activities of $1,605,000 . These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand and raising capital through proceeds from the sale of common stock subscriptions will be sufficient to continue operations through 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. Management is also monetizing the Company's intellectual property and seeks to increase operational revenues through its myriad applications which are available on various platforms. No assurance can be given that any future financing will be available, or operational revenues, or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

The carrying amount of the Company’s derivative liability of $2,831,000  as of June 30, 2018 and $1,867,000 as of December 31, 2017 was based on Level 3 measurements.

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

The Company adopted ASC 606, Revenue from Contracts with Customers, which requires that upon revenue being generated, the Company will disaggregate revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

For the six months ended June 30, 2018, warrants exercisable into 239  shares of common stock, convertible Series C Preferred stock that can convert into 2,524,982 shares of common stock, and notes that can convert into 7,583,647 shares of common stock have also been excluded because their impact on the income per share is anti-dilutive.

For the six months ended June 30, 2017, the calculation of diluted earnings per share included convertible Series A Preferred stock that can convert into 2,000,000 shares of common stock, convertible Series B Preferred stock that can convert into 81,023,982 shares of common stock, convertible Series C Preferred stock that can convert into 2,848,982 and notes that can convert into 1,058,537 shares of common stock .

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2018 reporting date.

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

On September 29, 2017, the Company issued a convertible promissory note to Labrys Fund in the amount of $110,000. The note is due on March 29, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $110,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $232,000 that was expensed as a financing cost. On February 21, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On November 2, 2017, the Company issued a convertible promissory note to Auctus Fund in the amount of $52,750. The note is due on August 2, 2018 and bears interest at 12% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,750 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $50,000 that was expensed as a financing cost. On April 27, 2018 the note plus accrued interest was paid off and the remaining portion of the note discount was amortized.

On October 2, 2017, the Company issued a convertible promissory note to Power Up Lending Group in the amount of $50,000. The note is due on July 15, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the average of the three lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $77,000 that was expensed as a financing cost. On March 28, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On January 17, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $53,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $28,000 that was expensed as a financing cost. On June 25, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On January 26, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 16, 2018 and bears interest at 6% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $502,000 that was expensed as a financing cost. On May 29, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $15,400 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On January 26, 2018, the Company issued a second convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 16, 2018 and bears interest at 6% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $502,000 that was expensed as a financing cost.

On May 29, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $15,400 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

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

On February 2, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $17,500. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issuance of $1,750 and a note discount of $15,750 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $69,000 that was expensed as a financing cost. On May 29, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $9,045 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On February 12, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $53,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $8,000 that was expensed as a financing cost. On June 25, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $18,550 which was recognized as interest expense and the remaining portion of the note discount was amortized.

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

On February 23, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $3,500 and a note discount of $31,750 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $33,000 that was expensed as a financing cost. On June 5, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $12,250 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On February 22, 2018, the Company issued a convertible promissory note to Auctus Fund in the amount of $230,000. The note is due on November 22, 2018 and bears interest at 12% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $230,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $632,000 that was expensed as a financing cost.

On February 23, 2018, the Company issued a convertible promissory note to LG Capital Funding in the amount of $110,250. The note is due on February 23, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $5,250 and a note discount of $105,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $141,000 that was expensed as a financing cost.

On March 29, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on November 29, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $94,500 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $56,000 that was expensed as a financing cost.

On March 23, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $50,000. The note is due on December 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $8,000 that was expensed as a financing cost. On June 25, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $17,500 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On May 3, 2018, the Company issued a convertible promissory note to GS Capital in the amount of $56,000. The note is due on May 3, 2019 and bears interest at 8% per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 52% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $54,800 to account for the note’s derivative liability.   In addition the Company recorded an amount of discount in excess of the note principal of $54,000 that was expensed as a financing cost.

On May 31, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $275,625. The note is due on May 31, 2019 and bears interest at 6%  per annum. The loan and any accrued interest can may converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20)  day trading period ending on the latest complete trading day prior to the conversion date. . Pursuant to current accounting guidelines, the Company recorded a note discount of $262,500 to account for the note’s derivative liability. In addition the Company recorded an amount of discount in excess of the note principal of $151,000 that was expensed as a financing cost.

As of June 30, 2018, outstanding balance of the notes payable amounted to $860,875, accrued interest of $19,615 unamortized original issuance discount of $16,516 and unamortized note discount of $627,675.

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

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of June 30, 2018 and December 31, 2017, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $150,000 and $140,000, respectively. The notes are currently past due.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. As of June 30, 2018 and December 31, 2017, accrued interest of $2,000 and $1,000 is due, respectively.

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

The derivative liabilities were valued at the following dates using a Black-Scholes-Merton model with the following average assumptions:

	June 30, 2018	December 31, 2017
Stock Price	$0.42	$.31
Risk free interest rate	1.77-2.33%	0.84%
Expected Volatility	199%	476%
Expected life in years	0.17-0.92	0.25-0.79
Expected dividend yield	0%	0%

Fair Value – Warrants	$0	$0
Fair Value – Note Conversion Feature	2,831,000	1,867,000
Total	$2,831,000	$1,867,000

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

During the six months ended June 30, 2018, the Company recorded $3,403,000 in derivative liability as a result of conversion features from the issuance of new convertible notes payables (see Note 3). In addition the Company recorded a gain of $2,439,000 to account for the change in fair value of the derivative liabilities related to the conversion features from December 31, 2017 to June 30, 2018. As of June 30, 2018, the derivative liability amounted to $2,831,000.

Note 6- Stockholders’ Deficit

Issuance of Common Stock for Cash

During the six months ended June 30, 2018, the Company issued 6,952,000   shares of common stock for proceeds of $1,471,000. During the year ended December 31, 2017, the Company issued 978,750 shares of common stock for proceeds of $175,000.

Issuance of Common Stock for services

During the six months ended June 30, 2018, the Company issued an aggregate of 1,150,000 shares of common stock valued at $683,000 to six shareholders for services. During the year ended December 31, 2017, the Company issued an aggregate of 501,000 shares of common stock valued at $410,000 to five shareholders for services.

Issuance of Common Stock for commitment fee

During the six months ended June 30, 2018 pursuant securities purchase agreements with Auctus Fund, the Company issued 200,000 shares to Auctus as a commitment fee valued at $118,000. In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 107,843 shares to Labrys as a commitment fee. These shares are returnable based upon meeting certain conditions by the Company.

Issuance of Common Stock for conversion of warrant

During the six months ended June 30, 2018, the Company issued 153,430 upon the conversion of warrants.

Issuance of Common Stock Upon Conversion of Series C Preferred Stock

During the year ended December 31, 2017, the Company issued 78,175,000 shares of common stock upon the conversion of 39,087,500 shares of Series C Preferred Stock pursuant to the terms of the certificate of designation of the Series C Preferred Stock.

Cancellation of Common Stock for commitment fee

In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 107,843 shares to Labrys as a commitment fee. During the six months ended June 30, 2018 these shares were returned based upon the meeting of certain conditions by the Company.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2018 and December 31, 2017:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life
December 31, 2016	295	$800	3.63
Granted	90,250	.50	5.00
Exercised	-	-	-
Forfeited/expired	(56)	10	.05
December 31, 2017	90,489	$.50	4.71
Granted	-	-	-
Exercised	90,250	-	-
Forfeited/expired	-	-	-
June 30, 2018	239	$.80	2.93

At June 30, 2018, the Company’s outstanding and exercisable warrants had no intrinsic value as the exercise price of these warrants was greater than the market price at June 30, 2018.

Note 7- Related Party Transactions

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2018 and December 31, 2017 outstanding advances from related party aggregated to $31,000 and $31,000, respectively.

Accrued Payroll

During the six months ended June 30, 2018, the Company accrued payroll in the aggregate of $175,000 for officers and employees’ salaries.

As of June 30, 2018, accrued payroll amounted to $251,000, of which $235,000 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer. As of December 31, 2017, accrued payroll amounted to $343,000, of which $310,000 pertains to the accrued salary of one officer Mr. Bafer, Chief Executive Officer.

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

As of June 30, 2018, accrued legal expenses amounted to $50,000.

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

Note 10 - Subsequent Events

Evolution AI Corporation Share Exchange Agreement

On June 13, 2018, we entered into the Share Exchange Agreement (the “Exchange Agreement”) with Evolution AI Corporation (“EAI”), a privately held Florida corporation, and its shareholders pursuant to which we intend to acquire 100% of the issued and outstanding shares of common stock of EAI. Upon closing of the transaction, EAI will become our wholly owned subsidiary.

To effectuate the transaction, shareholders of EAI will deliver to the Company an aggregate of 31,645,000 shares of EAI common stock, representing 100% of the issued and outstanding EAI common stock. In exchange for such shares, we agreed to deliver to the EAI shareholders 12.64 shares of our common stock (the “Exchange Shares”) for each share of EAI common stock, or an aggregate of approximately 400,000,000 shares of our common stock, subject to adjustment based on the 10-day average closing price of our common stock, as quoted on the OTC Market’s OTCQB tier, for the 10-day period immediately prior to the closing day, as necessary for us to deliver a target valuation of exchange consideration equal to $200 million. Notwithstanding the foregoing, the EAI shareholders have agreed that the average price to be used in determining the final exchange consideration shall be based on a maximum closing stock price of $0.60 per share and a minimum closing stock price of $0.40 per share, such that the minimum and maximum number of Exchange Shares payable in the aggregate to the EAI shareholders shall be 333,333,000 shares and 500,000,000 shares, respectively.

It was originally anticipated that we would hold the initial closing of the transaction upon receipt of the consent of at least 90% of the outstanding shares of EAI (the “Initial Closing”), and no later than June 30, 2018, with additional closings up to 30 days thereafter as necessary to acquire the approval of any remaining outstanding EAI shares.

The Exchange Agreement may be terminated by each of the EAI shareholders or the Company (i) if the Initial Closing has not occurred by June 30, 2018; (ii) if the transaction is not approved by the requisite number of the outstanding shares of EAI common stock, unless a lesser number is agreed to by the Company; or (iii) if certain customary closing conditions have not been satisfied.

Under the terms of the Exchange Agreement, the Company has agreed to register the Exchange Shares. Holders of EAI common stock have agreed to enter into lock-up agreements limiting the amount of open market sales of the Exchange Shares to an amount, during the immediate six months following the closing of the transaction, not to exceed 10% of the average weekly trading volume of the Company’s common stock. These lock-up agreements shall not preclude the EAI shareholders from selling the Exchange Shares in block transactions through a qualified investment bank which is either selected or approved by the Company.

Series X Preferred Stock

On August 6, 2018, we amended our Articles of Incorporation as filed with the Secretary of State of the State of Florida to designate the Series X Convertible Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”), as a series of preferred stock of the Company. 1,000,000 shares of Series X Preferred Stock are authorized.

Holders of shares of Series X Preferred Stock (each, a “Series X Holder”) are entitled to receive dividends and distributions as and when paid on the shares of our common stock, on an as-converted basis, assuming that such shares of Series X Preferred Stock had been converted into shares of common stock, as described below, immediately prior to the payment of such dividend or distribution. Series X Holders are also entitled to vote on an as converted basis with the shares of our common stock, and voting with the common stock as one class, assuming that such shares of Series X Preferred Stock had been converted into shares of common stock immediately prior to the record date for such vote. The Series X Preferred Stock does not have any preferences in the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of our assets (each, a “Liquidation Event”), but will participate with the common stock on any distributions made to the common stock in connection with any Liquidation Event on an as converted basis, assuming that such shares of Series X Preferred Stock had been converted into shares of common stock immediately prior to the payment of such dividend or distribution.

Shares of Series X Preferred Stock are not currently convertible into common stock, however each share of Series X Preferred Stock will automatically convert into shares of common stock upon the effectiveness of an amendment to our Articles of Incorporation following the date of the issuance of any shares of Series X Preferred Stock (the “Issuance Date”) which effects a reverse stock split of our common stock or increases the authorized shares of our common stock, or a combination thereof, by an amount sufficient to enable the conversion of all issued and outstanding shares of Series X Preferred Stock. Each whole share of Series X Preferred Stock then issued and outstanding shall, automatically and without any further action of any Series X Holder, convert into 450 shares of our common stock, with any fractional shares of Series X Stock being converted into a proportionate number of shares of our common stock, and with any fractional shares of common stock issuable as a result of such conversion being rounded up to the next nearest whole share of common stock. No Series X Holder will have any right to voluntarily effect conversions of the Series X Preferred Stock.

In the event of any forward or reverse split of the common stock following the Issuance Date, the conversion ratios as set forth above will be proportionately and equitably adjusted automatically. In the event that at any time or from time to time after the Issuance Date, the common stock issuable upon the conversion of the Series X Preferred Stock is changed into the same or a different number of shares of any class or classes of stock, then and in each such event each Series X Holder will have the right upon conversion to receive the kind and amount of shares of stock and other securities, cash and property receivable upon such recapitalization, reclassification or other change, by holders of the number of shares of common stock which the Series X Holder would have received had it converted such shares immediately prior to such recapitalization, reclassification or other change, at the conversion ratio then in effect. If at any time or from time to time after the Issuance Date there is a capital reorganization of our common stock then, as a part of such reorganization, provisions shall be made so that the Series X Holders will be entitled to receive upon conversion of their shares of Series X Preferred Stock the number of shares of stock or other securities or property to which a holder of the number of shares of common stock deliverable upon conversion would have been entitled to receive had the Series X Holder converted such shares immediately prior to such capital reorganization, at the conversion ratio then in effect.

Shares of Series X Preferred Stock converted into common stock may not be reissued by the Company and no fractional shares or scrip representing fractional shares of common stock will be issued upon the conversion of the Series X Preferred Stock. As to any fraction of a share of common stock as to which a Series X Holder would otherwise be entitled upon such conversion, we will round such fractional share of common stock up to the next whole share of common stock.

The issuance of shares on conversion of the Series X Preferred Stock shall be made without charge to any Series X Holder for any documentary stamp or similar taxes that may be payable in respect of the issue or delivery of such Series X Conversion Shares, which shall be paid by us.

Closing Share Exchange Agreement

On August 8, 2018, the Company entered into the Closing Share Exchange Agreement and Joinder (the “Closing Agreement”) dated August 8, 2018 by and among the Company, EAI and the shareholders of EAI (the “EIA Shareholders”), which operated to amend the Exchange Agreement in certain respects and to provide for the closing of the transactions contemplated therein.

Pursuant to the terms of the Closing Agreement, the Company agreed to acquire up to all of the issued and outstanding shares of common stock of EAI, representing 100% of EAI’s issued and outstanding shares of stock, from the EAI Shareholders in exchange for the issuance of one share of the Company’s Series X preferred stock (the “Series X Stock”) for each 31.645 shares of EAI common stock issued and outstanding, with any fractional shares of Series X Stock issuable therefore being rounded to the nearest whole shares of Series X Stock (the “Exchange”), such that an aggregate of 1,000,000 shares of Series X Stock shall be issued for 100% of the issued and outstanding shares of stock of EAI, with each whole share of Series X Stock originally being convertible into 450 shares of the Company’s common stock, resulting in an aggregate of 450,000,000 shares of Company common stock issuable upon conversion of all of the Series X Stock (prior to any adjustments as set forth in the Closing Agreement). As a result of the Exchange, EAI became a majority owned subsidiary of the Company. As of the closing date, the Company owned approximately 99.7% of EAI’s outstanding shares. The parties intend that the Exchange will qualify as a reorganization under the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The Exchange closed on August 8, 2018.

Pursuant to the terms of the Closing Agreement, all but one of those EAI Shareholders that did not sign, and were not parties to, the Exchange Agreement became parties to the Closing Agreement upon execution of the Closing Agreement, as though original parties to the Exchange Agreement.

Following the closing of the Exchange, the Company intends to complete a reverse stock split of the Company’s common stock on such terms as determined by the Company’s board of directors, currently contemplated to be a 1-for-25 reverse stock split, pursuant to which each 25 issued and outstanding shares of Company common stock will be exchanged and combined into one new share of Company common stock, with any resulting fractional shares to be rounded up the nearest whole share of common stock, and with the authorized shares of Company common stock not being adjusted (the “Reverse Split”). Assuming that the Reverse Split is consummated at the currently contemplated 1-for-25 structure, and assuming that the Series X Stock has not been converted into Company common stock prior to the Reverse Split occurring, following the Reverse Split each share of Series X Stock will be convertible into 0.5688 shares of Company common stock.

In the Closing Agreement, the parties acknowledge and agree that the Company did not have, as of the closing date of the Exchange, sufficient shares of Company common stock authorized to enable conversion of all of the shares of Series X Stock issued in the Exchange. Following the closing, in the event that following the Reverse Split, the Company still does not have sufficient shares of common stock authorized so as to enable the conversion of all of the shares of Series X Stock to be issued hereunder, the Company will use its commercially reasonable efforts to effect an amendment of the Company’s articles of incorporation to increase the authorized shares of common stock. The conversion of the Series X Stock into common stock will occur automatically upon such an authorized share increase.

Pursuant to the terms of the Closing Agreement, in any vote of the Company’s shareholders required to effect the Reverse Split or an authorized share increase, the EAI Shareholders agreed to vote all shares of Company common stock and Series X Stock held by them “for” approval of the Reverse Split, the authorized share increase and any amendments of the Company’s articles as required in connection therewith.

The Company also agreed to use its commercially reasonable efforts to register shares of the Company’s common stock issued upon conversion of the Series X Stock upon completion of the authorized share increase in an amount not to exceed 30% of the total outstanding shares of stock, or such amount as the SEC requires in order to qualify as a re-sale registration, to be apportioned among the EAI Shareholders pro rata.

In the Closing Agreement, the parties agreed that immediately following the closing of the Exchange, Alexander Bafer, the Company’s Chief Executive Officer and Chairman of the Board, would resign as Chief Executive Officer and be appointed as the Company’s Executive Chairman of the Board. In addition, John Textor would be named as Chief Executive Officer and a member of the board of directors.

The Closing Agreement contains customary representations and warranties that the parties have made to each other.

Voting Agreement

In connection with the closing of the Exchange, Messrs. Textor and Bafer entered into a Voting Agreement as of August 8, 2018 (the “Voting Agreement”), pursuant to which Messrs. Textor and Bafer agreed to vote all shares of the Company’s capital stock held by them (the “Textor and Bafer Shares”) as follows:

1.	Size of the Company’s Board. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to ensure that the size of the Company’s board of directors remains at five directors unless or until Messrs. Textor and Bafer unanimously determine to increase the size of the board.

2.	Board Composition. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to ensure, unless otherwise agreed in writing, that at each annual or special meeting of the shareholders or pursuant to any written consent of the shareholders, the following persons will be elected to the board: Mr. Bafer, Mr. Textor, Bradley Albert, Frank Esposito and Justin Morris.

3.	Availability of Board Member; Expansion of Board. In the event that any person listed in #2 above is not available to serve as a director, Messrs. Textor and Bafer agreed to amend the Voting Agreement to replace such person(s) with replacement directors; provided, however, that if Mr. Bafer is the person who is unavailable, then Mr. Bafer will identify the replacement person alone, and if Mr. Textor is the person who is unavailable, then Mr. Textor will identify the replacement person alone. In addition, if the board size is increased, it will be increased to a total of seven directors, of whom Mr. Textor will have the right, but not the obligation, to name, with the advice and consent of Mr. Bafer, and Messrs. Bafer and Textor agree to vote their Textor and Bafer Shares for such additional persons.

4.	Removal of Board Members. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to ensure that (a) no director elected pursuant to the terms of the Voting Agreement may be removed from office other than for cause unless such removal is director or approved by the agreement of Messrs. Textor and Bafer, and (b) any vacancies created by the resignation, removal of deal of any director elected pursuant to the terms of the Voting Agreement will be filled pursuant to the written agreement of Messrs. Textor and Bafer.

5.	Increase Authorized Common Stock. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to increase the number of authorized shares of Company common stock from time to time to ensure that there will be sufficient shares of common stock available for conversion of all of the shares of Series X preferred shares outstanding at any given time.

Brick Top and Southfork Share Exchange Agreement

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s Chief Operating Officer and Director, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 81,750,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 27,250,000 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork.

The BTH and SV Exchange Agreement contains customary representations and warranties that the parties have made to each other.

The information set forth above is qualified in its entirety by reference to the actual terms of the Closing Agreement, the Voting Agreement and the BTH and SV Share Exchange Agreement, each of which will be filed with the Securities and Exchange Commission (the “Commission”) as required.

Executive Officer and Director Changes

Immediately following the closing of the Exchange on August 8, 2018, Mr. Bafer resigned as the Company’s Chief Executive Officer and was appointed as the Company’s Executive Chairman, an executive officer and director position. Also on August 8, 2018, Mr. Textor was named as the Company’s Chief Executive Officer and a member of the Company’s board of directors. Accordingly, immediately following the closing of the Exchange, the executive officers of the Company were as follows:

Name	Title
John Textor	Chief Executive Officer
Bradley Albert	President and Chief Creative Officer
Alexander Bafer	Executive Chairman
Frank Esposito	Chief Legal Officer
Justin Morris	Chief Operating Officer

and the Company’s board of directors consisted of the following individuals:

John Textor

Bradley Albert

Alexander Bafer (Chairman of the Board)

Frank Esposito

Justin Morris

Textor Employment Agreement

In connection with the closing of the Exchange, the Company entered into an employment agreement as of August 8, 2018 with Mr. Textor (the “Textor Employment Agreement”). Pursuant to the terms of the Textor Employment Agreement, the Company agreed to employ Mr. Textor as the Company’s Chief Executive Officer. The term of the Textor Employment Agreement begins as of August 8, 2018 and continues until termination of employment as set forth in the Textor Employment Agreement. In exchange for Mr. Textor’s services as Chief Executive Officer, the Company agreed to pay Mr. Textor an annual base salary of $500,000, subject to annual increases as determined in the sole discretion of the Compensation Committee or the full Board if no Compensation Committee exists. In addition, Mr. Textor is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives, subject to a minimum bonus of $100,000 per year. Subject to the minimum bonus, the bonus will be determined based on the achievement of certain performance objectives of the Company as established by the Compensation Committee.

The Company may terminate Mr. Textor’s employment at any time for Cause (as hereinafter defined) or without Cause. Mr. Textor may resign at any time, either with Good Reason (as hereinafter defined) or without Good Reason. In the event of Mr. Textor’s death or total disability during the term of the Textor Employment Agreement, Mr. Textor’s employment will terminate on the date of death or total disability.

Upon termination of Mr. Textor’s employment by the Company, whether with Cause or without Cause, or by Mr. Textor with Good Reason or without Good Reason:

(a)	The Company will pay Mr. Textor his base salary and benefits (then owed, or accrued and owed in the future, but in all events and without increasing Mr. Textor’s rights under any other provision of the Textor Employment Agreement, excluding any bonus payments not yet paid) through the date of termination;

(b)	The Company will pay Mr. Textor accrued by unpaid bonus and benefits (then owed or accrued) through the date of termination; and

(c)	The Company will pay Mr. Textor any unreimbursed expenses incurred by Mr. Textor pursuant to the terms of the Textor Employment Agreement.

Upon termination of Mr. Textor’s employment by the Company without Cause, or by Mr. Textor with Good Reason, in addition to the payments set forth in (a) through (c) above, the Company will pay Mr. Textor (i) an amount equal to his base salary (other than bonus) as determined as of the date of termination, and (ii) any unvested incentive awards then held by Mr. Textor will immediately vest in full.

Upon termination of Mr. Textor’s employment by the Company with Cause, or by Mr. Textor without Good Reason, in addition to the payments set forth in (a) through (c) above, any unvested incentive awards then held by Mr. Textor will be immediately forfeited.

Pursuant to the terms of the Textor Employment Agreement, a termination for “Cause” means a termination based upon:

(i)	A material violation by Mr. Textor of any material written rule or policy of the Company (A) for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee, and (B) which Mr. Textor fails to correct within 10 days after he receives written notice from the Board of such violation;

(ii)	Misconduct by Mr. Textor to the material and demonstrable detriment of the Company; or

(iii)	Mr. Textor’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony.

As used in the Textor Employment Agreement, Good Reason means the occurrence, without Mr. Textor’s express written consent, of any of the following:

(1)	A significant diminution by the Company of Mr. Textor’s role with the Company or a significant detrimental change in the nature and/or scope of Mr. Textor’s status with the Company (including a diminution in title);

(2)	A reduction in base salary or target or maximum bonus, other than as part of an across the board reduction in salaries of management personnel (including all vice presidents and positions above) of less than 20%;

(3)	At any time following a change of control of the Company, a material diminution by the Company of compensation and benefits (taken as a whole) provided to Mr. Textor immediately prior to a Change of Control;

(4)	The relocation of Mr. Textor’s principal executive office to a location more than 50 miles further from Mr. Textor’s principal residence than Mr. Textor’s principal executive office immediately prior to such relocation, or any requirement that Mr. Textor be based anywhere other than Mr. Textor’s principal executive office; or

(5)	Any other material breach by the Company of any of the terms and conditions of the Textor Employment Agreement.

The Textor Employment Agreement contains covenants regarding Mr. Textor’s non-competition and non-solicitation of employees for 12 months.

Bafer Termination and Release Agreement

Concurrent with the closing of the Exchange, the Company and Mr. Bafer entered into that certain Termination and Release Agreement dated as of August 8, 2018 (the “Bafer Termination Agreement”). In connection with the Exchange and as provided in the Closing Agreement, Mr. Bafer resigned his position as Chief Executive Officer on August 8, 2018. Pursuant to the terms of the Bafer Termination Agreement, the employment agreement dated as of July 25, 2016 between the Company and Mr. Bafer (the “2016 Bafer Agreement”) was terminated effective immediately in connection with Mr. Bafer’s resignation; provided, however, that (i) the provisions of Article 4 and Article 6 (other than Sections 6.7 and 6.8) remain in full force and effect, and (ii) the parties agreed that the Company owes Mr. Bafer certain past due payments pursuant to the 2016 Bafer Agreement and other instruments between the parties, which amounts remain owed to Mr. Bafer until paid. The Bafer Termination Agreement contains customary representations and warranties that the Company and Mr. Bafer have made to each other.

Bafer Executive Chairman Agreement

Concurrent with the closing of the Exchange, the Company entered into an Agreement for Executive Chairman of Board of Directors effective August 8, 2018 (“Bafer Executive Chairman Agreement”). The Bafer Executive Chairman Agreement has a term of one year from August 8, 2018 and will continue thereafter for as long as Mr. Bafer is elected as Chairman of the Board. In exchange for Mr. Bafer’s services as Chairman of the Board, the Company agreed to pay Mr. Bafer an annual base salary of $500,000, subject to annual increases as determined in the sole discretion of the Compensation Committee or the full Board if no Compensation Committee exists. In addition, Mr. Bafer is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives, subject to a minimum bonus of $100,000 per year. Subject to the minimum bonus, the bonus will be determined based on the achievement of certain performance objectives of the Company as established by the Compensation Committee.

Mr. Bafer may be removed as Chairman by the majority vote of the Company’s stockholders. The parties agree, however, that if the Bafer Executive Chairman Agreement is terminated at any time, whether by majority vote of the Company’s shareholders or otherwise, Mr. Bafer will be entitled to a lump sum payment equal to the then current base salary.

Termination of Bafer Employment Agreement

Concurrent with the closing of the Exchange and Mr. Bafer’s resignation as Chief Executive Officer, the 2016 Bafer Agreement was terminated effective immediately, except as set forth in the Bafer Termination Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” are to Recall Studios, Inc. and its subsidiaries, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

Recent Developments

Evolution AI Corporation Share Exchange Agreement

On June 13, 2018, we entered into the Share Exchange Agreement (the “Exchange Agreement”) with Evolution AI Corporation (“EAI”), a privately held Florida corporation, and its shareholders pursuant to which we intend to acquire 100% of the issued and outstanding shares of common stock of EAI. Upon closing of the transaction, EAI will become our wholly owned subsidiary.

To effectuate the transaction, shareholders of EAI will deliver to the Company an aggregate of 31,645,000 shares of EAI common stock, representing 100% of the issued and outstanding EAI common stock. In exchange for such shares, we agreed to deliver to the EAI shareholders 12.64 shares of our common stock (the “Exchange Shares”) for each share of EAI common stock, or an aggregate of approximately 400,000,000 shares of our common stock, subject to adjustment based on the 10-day average closing price of our common stock, as quoted on the OTC Market’s OTCQB tier, for the 10-day period immediately prior to the closing day, as necessary for us to deliver a target valuation of exchange consideration equal to $200 million. Notwithstanding the foregoing, the EAI shareholders have agreed that the average price to be used in determining the final exchange consideration shall be based on a maximum closing stock price of $0.60 per share and a minimum closing stock price of $0.40 per share, such that the minimum and maximum number of Exchange Shares payable in the aggregate to the EAI shareholders shall be 333,333,000 shares and 500,000,000 shares, respectively.

It was originally anticipated that we would hold the initial closing of the transaction upon receipt of the consent of at least 90% of the outstanding shares of EAI (the “Initial Closing”), and no later than June 30, 2018, with additional closings up to 30 days thereafter as necessary to acquire the approval of any remaining outstanding EAI shares.

The Exchange Agreement may be terminated by each of the EAI shareholders or the Company (i) if the Initial Closing has not occurred by June 30, 2018; (ii) if the transaction is not approved by the requisite number of the outstanding shares of EAI common stock, unless a lesser number is agreed to by the Company; or (iii) if certain customary closing conditions have not been satisfied.

Under the terms of the Exchange Agreement, the Company has agreed to register the Exchange Shares. Holders of EAI common stock have agreed to enter into lock-up agreements limiting the amount of open market sales of the Exchange Shares to an amount, during the immediate six months following the closing of the transaction, not to exceed 10% of the average weekly trading volume of the Company’s common stock. These lock-up agreements shall not preclude the EAI shareholders from selling the Exchange Shares in block transactions through a qualified investment bank which is either selected or approved by the Company.

Series X Preferred Stock

On August 6, 2018, we amended our Articles of Incorporation as filed with the Secretary of State of the State of Florida to designate the Series X Convertible Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”), as a series of preferred stock of the Company. 1,000,000 shares of Series X Preferred Stock are authorized.

Holders of shares of Series X Preferred Stock (each, a “Series X Holder”) are entitled to receive dividends and distributions as and when paid on the shares of our common stock, on an as-converted basis, assuming that such shares of Series X Preferred Stock had been converted into shares of common stock, as described below, immediately prior to the payment of such dividend or distribution. Series X Holders are also entitled to vote on an as converted basis with the shares of our common stock, and voting with the common stock as one class, assuming that such shares of Series X Preferred Stock had been converted into shares of common stock immediately prior to the record date for such vote. The Series X Preferred Stock does not have any preferences in the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of our assets (each, a “Liquidation Event”), but will participate with the common stock on any distributions made to the common stock in connection with any Liquidation Event on an as converted basis, assuming that such shares of Series X Preferred Stock had been converted into shares of common stock immediately prior to the payment of such dividend or distribution.

Shares of Series X Preferred Stock are not currently convertible into common stock, however each share of Series X Preferred Stock will automatically convert into shares of common stock upon the effectiveness of an amendment to our Articles of Incorporation following the date of the issuance of any shares of Series X Preferred Stock (the “Issuance Date”) which effects a reverse stock split of our common stock or increases the authorized shares of our common stock, or a combination thereof, by an amount sufficient to enable the conversion of all issued and outstanding shares of Series X Preferred Stock. Each whole share of Series X Preferred Stock then issued and outstanding shall, automatically and without any further action of any Series X Holder, convert into 450 shares of our common stock, with any fractional shares of Series X Stock being converted into a proportionate number of shares of our common stock, and with any fractional shares of common stock issuable as a result of such conversion being rounded up to the next nearest whole share of common stock. No Series X Holder will have any right to voluntarily effect conversions of the Series X Preferred Stock.

In the event of any forward or reverse split of the common stock following the Issuance Date, the conversion ratios as set forth above will be proportionately and equitably adjusted automatically. In the event that at any time or from time to time after the Issuance Date, the common stock issuable upon the conversion of the Series X Preferred Stock is changed into the same or a different number of shares of any class or classes of stock, then and in each such event each Series X Holder will have the right upon conversion to receive the kind and amount of shares of stock and other securities, cash and property receivable upon such recapitalization, reclassification or other change, by holders of the number of shares of common stock which the Series X Holder would have received had it converted such shares immediately prior to such recapitalization, reclassification or other change, at the conversion ratio then in effect. If at any time or from time to time after the Issuance Date there is a capital reorganization of our common stock then, as a part of such reorganization, provisions shall be made so that the Series X Holders will be entitled to receive upon conversion of their shares of Series X Preferred Stock the number of shares of stock or other securities or property to which a holder of the number of shares of common stock deliverable upon conversion would have been entitled to receive had the Series X Holder converted such shares immediately prior to such capital reorganization, at the conversion ratio then in effect.

Shares of Series X Preferred Stock converted into common stock may not be reissued by the Company and no fractional shares or scrip representing fractional shares of common stock will be issued upon the conversion of the Series X Preferred Stock. As to any fraction of a share of common stock as to which a Series X Holder would otherwise be entitled upon such conversion, we will round such fractional share of common stock up to the next whole share of common stock.

The issuance of shares on conversion of the Series X Preferred Stock shall be made without charge to any Series X Holder for any documentary stamp or similar taxes that may be payable in respect of the issue or delivery of such Series X Conversion Shares, which shall be paid by us.

Closing Share Exchange Agreement

On August 8, 2018, the Company entered into the Closing Share Exchange Agreement and Joinder (the “Closing Agreement”) dated August 8, 2018 by and among the Company, EAI and the shareholders of EAI (the “EIA Shareholders”), which operated to amend the Exchange Agreement in certain respects and to provide for the closing of the transactions contemplated therein.

Pursuant to the terms of the Closing Agreement, the Company agreed to acquire up to all of the issued and outstanding shares of common stock of EAI, representing 100% of EAI’s issued and outstanding shares of stock, from the EAI Shareholders in exchange for the issuance of one share of the Company’s Series X preferred stock (the “Series X Stock”) for each 31.645 shares of EAI common stock issued and outstanding, with any fractional shares of Series X Stock issuable therefore being rounded to the nearest whole shares of Series X Stock (the “Exchange”), such that an aggregate of 1,000,000 shares of Series X Stock shall be issued for 100% of the issued and outstanding shares of stock of EAI, with each whole share of Series X Stock originally being convertible into 450 shares of the Company’s common stock, resulting in an aggregate of 450,000,000 shares of Company common stock issuable upon conversion of all of the Series X Stock (prior to any adjustments as set forth in the Closing Agreement). As a result of the Exchange, EAI became a majority owned subsidiary of the Company. As of the closing date, the Company owned approximately 99.7% of EAI’s outstanding shares. The parties intend that the Exchange will qualify as a reorganization under the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The Exchange closed on August 8, 2018.

Pursuant to the terms of the Closing Agreement, all but one of those EAI Shareholders that did not sign, and were not parties to, the Exchange Agreement became parties to the Closing Agreement upon execution of the Closing Agreement, as though original parties to the Exchange Agreement.

Following the closing of the Exchange, the Company intends to complete a reverse stock split of the Company’s common stock on such terms as determined by the Company’s board of directors, currently contemplated to be a 1-for-25 reverse stock split, pursuant to which each 25 issued and outstanding shares of Company common stock will be exchanged and combined into one new share of Company common stock, with any resulting fractional shares to be rounded up the nearest whole share of common stock, and with the authorized shares of Company common stock not being adjusted (the “Reverse Split”). Assuming that the Reverse Split is consummated at the currently contemplated 1-for-25 structure, and assuming that the Series X Stock has not been converted into Company common stock prior to the Reverse Split occurring, following the Reverse Split each share of Series X Stock will be convertible into 0.5688 shares of Company common stock.

In the Closing Agreement, the parties acknowledge and agree that the Company did not have, as of the closing date of the Exchange, sufficient shares of Company common stock authorized to enable conversion of all of the shares of Series X Stock issued in the Exchange. Following the closing, in the event that following the Reverse Split, the Company still does not have sufficient shares of common stock authorized so as to enable the conversion of all of the shares of Series X Stock to be issued hereunder, the Company will use its commercially reasonable efforts to effect an amendment of the Company’s articles of incorporation to increase the authorized shares of common stock. The conversion of the Series X Stock into common stock will occur automatically upon such an authorized share increase.

Pursuant to the terms of the Closing Agreement, in any vote of the Company’s shareholders required to effect the Reverse Split or an authorized share increase, the EAI Shareholders agreed to vote all shares of Company common stock and Series X Stock held by them “for” approval of the Reverse Split, the authorized share increase and any amendments of the Company’s articles as required in connection therewith.

The Company also agreed to use its commercially reasonable efforts to register shares of the Company’s common stock issued upon conversion of the Series X Stock upon completion of the authorized share increase in an amount not to exceed 30% of the total outstanding shares of stock, or such amount as the SEC requires in order to qualify as a re-sale registration, to be apportioned among the EAI Shareholders pro rata.

In the Closing Agreement, the parties agreed that immediately following the closing of the Exchange, Alexander Bafer, the Company’s Chief Executive Officer and Chairman of the Board, would resign as Chief Executive Officer and be appointed as the Company’s Executive Chairman of the Board. In addition, John Textor would be named as Chief Executive Officer and a member of the board of directors.

The Closing Agreement contains customary representations and warranties that the parties have made to each other.

Voting Agreement

In connection with the closing of the Exchange, Messrs. Textor and Bafer entered into a Voting Agreement as of August 8, 2018 (the “Voting Agreement”), pursuant to which Messrs. Textor and Bafer agreed to vote all shares of the Company’s capital stock held by them (the “Textor and Bafer Shares”) as follows:

6.	Size of the Company’s Board. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to ensure that the size of the Company’s board of directors remains at five directors unless or until Messrs. Textor and Bafer unanimously determine to increase the size of the board.

7.	Board Composition. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to ensure, unless otherwise agreed in writing, that at each annual or special meeting of the shareholders or pursuant to any written consent of the shareholders, the following persons will be elected to the board: Mr. Bafer, Mr. Textor, Bradley Albert, Frank Esposito and Justin Morris.

8.	Availability of Board Member; Expansion of Board. In the event that any person listed in #2 above is not available to serve as a director, Messrs. Textor and Bafer agreed to amend the Voting Agreement to replace such person(s) with replacement directors; provided, however, that if Mr. Bafer is the person who is unavailable, then Mr. Bafer will identify the replacement person alone, and if Mr. Textor is the person who is unavailable, then Mr. Textor will identify the replacement person alone. In addition, if the board size is increased, it will be increased to a total of seven directors, of whom Mr. Textor will have the right, but not the obligation, to name, with the advice and consent of Mr. Bafer, and Messrs. Bafer and Textor agree to vote their Textor and Bafer Shares for such additional persons.

9.	Removal of Board Members. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to ensure that (a) no director elected pursuant to the terms of the Voting Agreement may be removed from office other than for cause unless such removal is director or approved by the agreement of Messrs. Textor and Bafer, and (b) any vacancies created by the resignation, removal of deal of any director elected pursuant to the terms of the Voting Agreement will be filled pursuant to the written agreement of Messrs. Textor and Bafer.

10.	Increase Authorized Common Stock. Messrs. Textor and Bafer agreed to vote their Textor and Bafer Shares to increase the number of authorized shares of Company common stock from time to time to ensure that there will be sufficient shares of common stock available for conversion of all of the shares of Series X preferred shares outstanding at any given time.

Brick Top and Southfork Share Exchange Agreement

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s Chief Operating Officer and Director, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 81,750,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 27,250,000 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork.

The BTH and SV Exchange Agreement contains customary representations and warranties that the parties have made to each other.

The information set forth above is qualified in its entirety by reference to the actual terms of the Closing Agreement, the Voting Agreement and the BTH and SV Share Exchange Agreement, each of which will be filed with the Securities and Exchange Commission (the “Commission”) as required.

Executive Officer and Director Changes

Immediately following the closing of the Exchange on August 8, 2018, Mr. Bafer resigned as the Company’s Chief Executive Officer and was appointed as the Company’s Executive Chairman, an executive officer and director position. Also on August 8, 2018, Mr. Textor was named as the Company’s Chief Executive Officer and a member of the Company’s board of directors. Accordingly, immediately following the closing of the Exchange, the executive officers of the Company were as follows:

Name	Title
John Textor	Chief Executive Officer
Bradley Albert	President and Chief Creative Officer
Alexander Bafer	Executive Chairman
Frank Esposito	Chief Legal Officer
Justin Morris	Chief Operating Officer

and the Company’s board of directors consisted of the following individuals:

John Textor

Bradley Albert

Alexander Bafer (Chairman of the Board)

Frank Esposito

Justin Morris

Textor Employment Agreement

In connection with the closing of the Exchange, the Company entered into an employment agreement as of August 8, 2018 with Mr. Textor (the “Textor Employment Agreement”). Pursuant to the terms of the Textor Employment Agreement, the Company agreed to employ Mr. Textor as the Company’s Chief Executive Officer. The term of the Textor Employment Agreement begins as of August 8, 2018 and continues until termination of employment as set forth in the Textor Employment Agreement. In exchange for Mr. Textor’s services as Chief Executive Officer, the Company agreed to pay Mr. Textor an annual base salary of $500,000, subject to annual increases as determined in the sole discretion of the Compensation Committee or the full Board if no Compensation Committee exists. In addition, Mr. Textor is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives, subject to a minimum bonus of $100,000 per year. Subject to the minimum bonus, the bonus will be determined based on the achievement of certain performance objectives of the Company as established by the Compensation Committee.

The Company may terminate Mr. Textor’s employment at any time for Cause (as hereinafter defined) or without Cause. Mr. Textor may resign at any time, either with Good Reason (as hereinafter defined) or without Good Reason. In the event of Mr. Textor’s death or total disability during the term of the Textor Employment Agreement, Mr. Textor’s employment will terminate on the date of death or total disability.

Upon termination of Mr. Textor’s employment by the Company, whether with Cause or without Cause, or by Mr. Textor with Good Reason or without Good Reason:

(d)	The Company will pay Mr. Textor his base salary and benefits (then owed, or accrued and owed in the future, but in all events and without increasing Mr. Textor’s rights under any other provision of the Textor Employment Agreement, excluding any bonus payments not yet paid) through the date of termination;

(e)	The Company will pay Mr. Textor accrued by unpaid bonus and benefits (then owed or accrued) through the date of termination; and

(f)	The Company will pay Mr. Textor any unreimbursed expenses incurred by Mr. Textor pursuant to the terms of the Textor Employment Agreement.

Upon termination of Mr. Textor’s employment by the Company without Cause, or by Mr. Textor with Good Reason, in addition to the payments set forth in (a) through (c) above, the Company will pay Mr. Textor (i) an amount equal to his base salary (other than bonus) as determined as of the date of termination, and (ii) any unvested incentive awards then held by Mr. Textor will immediately vest in full.

Upon termination of Mr. Textor’s employment by the Company with Cause, or by Mr. Textor without Good Reason, in addition to the payments set forth in (a) through (c) above, any unvested incentive awards then held by Mr. Textor will be immediately forfeited.

Pursuant to the terms of the Textor Employment Agreement, a termination for “Cause” means a termination based upon:

(i)	A material violation by Mr. Textor of any material written rule or policy of the Company (A) for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee, and (B) which Mr. Textor fails to correct within 10 days after he receives written notice from the Board of such violation;

(ii)	Misconduct by Mr. Textor to the material and demonstrable detriment of the Company; or

(iii)	Mr. Textor’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony.

As used in the Textor Employment Agreement, Good Reason means the occurrence, without Mr. Textor’s express written consent, of any of the following:

(6)	A significant diminution by the Company of Mr. Textor’s role with the Company or a significant detrimental change in the nature and/or scope of Mr. Textor’s status with the Company (including a diminution in title);

(7)	A reduction in base salary or target or maximum bonus, other than as part of an across the board reduction in salaries of management personnel (including all vice presidents and positions above) of less than 20%;

(8)	At any time following a change of control of the Company, a material diminution by the Company of compensation and benefits (taken as a whole) provided to Mr. Textor immediately prior to a Change of Control;

(9)	The relocation of Mr. Textor’s principal executive office to a location more than 50 miles further from Mr. Textor’s principal residence than Mr. Textor’s principal executive office immediately prior to such relocation, or any requirement that Mr. Textor be based anywhere other than Mr. Textor’s principal executive office; or

(10)	Any other material breach by the Company of any of the terms and conditions of the Textor Employment Agreement.

The Textor Employment Agreement contains covenants regarding Mr. Textor’s non-competition and non-solicitation of employees for 12 months.

Bafer Termination and Release Agreement

Concurrent with the closing of the Exchange, the Company and Mr. Bafer entered into that certain Termination and Release Agreement dated as of August 8, 2018 (the “Bafer Termination Agreement”). In connection with the Exchange and as provided in the Closing Agreement, Mr. Bafer resigned his position as Chief Executive Officer on August 8, 2018. Pursuant to the terms of the Bafer Termination Agreement, the employment agreement dated as of July 25, 2016 between the Company and Mr. Bafer (the “2016 Bafer Agreement”) was terminated effective immediately in connection with Mr. Bafer’s resignation; provided, however, that (i) the provisions of Article 4 and Article 6 (other than Sections 6.7 and 6.8) remain in full force and effect, and (ii) the parties agreed that the Company owes Mr. Bafer certain past due payments pursuant to the 2016 Bafer Agreement and other instruments between the parties, which amounts remain owed to Mr. Bafer until paid. The Bafer Termination Agreement contains customary representations and warranties that the Company and Mr. Bafer have made to each other.

Bafer Executive Chairman Agreement

Concurrent with the closing of the Exchange, the Company entered into an Agreement for Executive Chairman of Board of Directors effective August 8, 2018 (“Bafer Executive Chairman Agreement”). The Bafer Executive Chairman Agreement has a term of one year from August 8, 2018 and will continue thereafter for as long as Mr. Bafer is elected as Chairman of the Board. In exchange for Mr. Bafer’s services as Chairman of the Board, the Company agreed to pay Mr. Bafer an annual base salary of $500,000, subject to annual increases as determined in the sole discretion of the Compensation Committee or the full Board if no Compensation Committee exists. In addition, Mr. Bafer is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives, subject to a minimum bonus of $100,000 per year. Subject to the minimum bonus, the bonus will be determined based on the achievement of certain performance objectives of the Company as established by the Compensation Committee.

Mr. Bafer may be removed as Chairman by the majority vote of the Company’s stockholders. The parties agree, however, that if the Bafer Executive Chairman Agreement is terminated at any time, whether by majority vote of the Company’s shareholders or otherwise, Mr. Bafer will be entitled to a lump sum payment equal to the then current base salary.

Termination of Bafer Employment Agreement

Concurrent with the closing of the Exchange and Mr. Bafer’s resignation as Chief Executive Officer, the 2016 Bafer Agreement was terminated effective immediately, except as set forth in the Bafer Termination Agreement.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
Revenue	$0	$36,000
Cost of goods sold	$0	$8,000
Operating expenses	$1,040,000	$387,000
Income (loss) from continuing operations	$(2,187,000)	$5,003,000
Net income (loss) from discontinued operations	$0	$14,000
Net income (loss)	$(2,187,000)	$5,017,000

Revenues for the three months ended June 30, 2018 and 2017 were $0 and $36,000, respectively. The decrease of $36,000 is due to the sale of our S&G subsidiary in June of 2017.

Cost of goods sold for the three months ended June 30, 2018 was $0, compared to $8,000 in the same period in 2017. The decrease of $8,000 is due to the sale of our S&G subsidiary in June of 2017.

Operating expenses for the three months ended June 30, 2018 totaled $1,040,000, compared to $387,000 for the three months ended June 30, 2017. The increase of $653,000 is primarily related to a $367,000 increase in consulting fees and $452,000 increase in advertising and marketing costs offset by a decrease in compensation expenses of $208,000

The Company realized loss from continuing operations of $2,187,000 for the three months ended June 30, 2018, compared to income from continuing operations of $5,003,000 for the three months ended June 30, 2017. The decrease is primarily due to an increase of $653,000 in operating expenses and the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a loss of $329,000 for the three months ended June 30, 2018 as compared to a gain of $5,366,000 for the three months ended June 30, 2017. In addition there were $205,000 of financing costs in the three months ended June 30, 2018 and amortization of debt discount of $440,000 with no corresponding amounts for these expenses in the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Revenue	$0	$41,000
Cost of goods sold	$0	$8,000
Operating expenses	$1,880,000	$529,000
Income (loss) from continuing operations	$(2,882,000)	$11,666,000
Net loss from discontinued operations	$0	$(11,000)
Net income (loss)	$(2,882,000)	$11,655,000

Revenues for the six months ended June 30, 2018 and 2017 were $0 and $41,000, respectively. The decrease of $41,000 is directly related to the sale of our S&G subsidiary in June of 2017.

Cost of goods sold for the six months ended June 30, 2018 compared to the same period in 2017 decreased by $8,000. The decrease is due to the sale of our S&G subsidiary in June of 2017.

Operating expenses for the six months ended June 30, 2018 totaled $1,880,000, compared to $529,000 for the six months ended June 30, 2017. The increase of $1,351,000 is primarily related to an $803,000 increase in consulting fees and $576,000 increase in advertising and marketing costs.

The Company realized loss from continuing operations of $2,882,000 for the six months ended June 30, 2018, compared to income from continuing operations of $11,655,000 for the six months ended June 30, 2017. The decrease is primarily due to an increase of $1,351,000 in operating expenses and the change in fair value of derivatives associated with warrants and convertible notes outstanding, which amounted to a gain of $2,439,000 for the six months ended June 30, 2018 as compared to a gain of $12,173,000 for the six months ended June 30, 2017. In addition there were $2,342,000 of financing costs in the three months ended June 30, 2018 and amortization of debt discount of $804,000 with no corresponding amounts for these expenses in the three months ended June 30, 2017

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
Net Cash Used in Operating Activities	$(1,605,000)	$(179,000)
Net Cash Provided by Financing Activities	$1,897,000	$122,000
Net Change in Cash	$292,000	$(57,000)

As of June 30, 2018, our total assets were $378,000 and our total liabilities were $4,100,000 and we had negative working capital of $3,731,000. Our financial statements report a net loss of $2,882,000 for the six months ended June 30, 2018, as compared to net income of $11,665,000, including non-cash gain of $12,173,000 for the change in fair value of derivative liability, for the six months ended June 30, 2017.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a stockholders’ deficit of $3,722,000 at June 30, 2018, incurred a net loss from operations of $2,882,000 and used cash in operating activities of $1,605,000 for the period then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

Derivative Financial Instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2018 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company issued 3,896,000 shares of common stock for proceeds of $946,000

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 6. Exhibits

Exhibit Number	Description

2.1*	Share Exchange Agreement by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of June 13, 2018.

2.2*	Closing Share Exchange Agreement and Joinder by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of August 8, 2018.

10.1*	Voting Agreement by and among John Textor and Alexander Bafer, dated as of August 8, 2018.

10.2*	Employment Agreement by and between Recall Studios, Inc. and John Textor, dated as of August 8, 2018.

10.3*	Termination and Release Agreement by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018.

10.4*	Agreement for Executive Chairman of Board of Directors by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018.

10.5*	Share Exchange Agreement by and among Recall Studios, Inc., Brick Top Holdings, Inc. and Southfork Ventures, Inc., dated as of August 8, 2018.

31.1*	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECALL STUDIOS, INC.

Date: August 15, 2018	By:	/s/ John Textor
John Textor
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

