Form 10-Q
period 2018-09-30
Recall Studios, Inc.
filed 2018-11-19
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 19, 2018, there were 214,807,200 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Recall Studios, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in $ for 2018 and rounded to nearest thousand for 2017, except per share information)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$36,551	$77,000
Prepaid expenses	685,200	-
Deposits and retainers	126,072	3,000
Total current assets	847,823	80,000

Property and equipment, net	76,987	6,000
Goodwill	81,267,181	-
Acquired and licensed technology, net	209,276,639	-
Total Assets	$291,468,630	$86,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,324,117	$112,000
Accrued expenses	5,774,685	-
Amounts owed to related parties	840,364	515,000
Deposit on future sale of equity	55,000	55,000
Note payable	2,700,000	-
Note payable - related party	65,000	-
Convertible notes payable, net of discount	137,131	152,000
Convertible notes payable - related party	484,365	484,000
Warrant liability	3,714,541	-
Derivative liability	2,393,891	1,867,000
Total current liabilities	18,489,094	3,185,000

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 0 and 5,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 0 and 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,262,491 and 1,424,491 shares issued and outstanding as of September 30, 2018 and December 31, 2017	126	-
Series X Preferred stock, par value $0.0001, 1,000,000 shares authorized 1,000,000 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	100	-
Common stock, par value $0.0001, 300,000,000 shares authorized 214,557,207 and 79,797,533 shares issued and outstanding as of September 30, 2018 and December 31, 2017	21,456	8,000
Additional paid in capital	225,304,099	8,045,000
Shares to be issued	50,000	-
Non- controlling interest	65,899,442	-
Accumulated deficit	(18,295,687)	(11,153,000)
Total Stockholders’ Equity (Deficit)	272,979,536	(3,099,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$291,468,630	$86,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in $ for 2018 and rounded to nearest thousand for 2017, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$-	$-	$-	$41,000

Cost of goods sold	-	-	-	8,000

Gross Profit	-	-	-	33,000

Operating Expenses:
Compensation	267,684	64,000	510,684	430,000
Stock based compensation	2,152,100	-	3,397,600	-
Professional services	35,000	-	35,000	-
General and administrative	470,961	162,000	862,461	325,000
Depreciation	2,890	-	2,890	-
Amortization - acquired and licensed technology	2,563,361	-	2,563,361	-

Total operating expenses	5,491,996	226,000	7,371,996	755,000

Loss from operations	(5,491,996)	(226,000)	(7,371,996)	(722,000)

Other Income (Expense)
Interest expense	(207,177)	(32,000)	(502,177)	(44,000)
Amortization of debt discount	(424,256)	(51,000)	(1,228,256)	(51,000)
Other income (expense)	-	-	-	1,000
Financing costs	(190,830)	(231,000)	(2,532,830)	(231,000)
Change in fair value of warrant liability	617,996	-	617,996	-
Change in fair value of derivative liability	830,545	(268,000)	3,269,545	11,905,000

Total Other Income (Expense)	626,278	(582,000)	(375,722)	11,580,000

Income (Loss) From Continuing Operations	(4,865,718)	(808,000)	(7,747,718)	10,858,000

Income (Loss) From Discontinued Operations:	-	-	-	-

Loss from operations of discontinued business component	-	-	-	(68,000)

Gain from sale of discontinued business component	-	-	-	57,000

Total Income (Loss) From Discontinued Operations	-	-	-	(11,000)

Net Income (Loss) Before Income Taxes	(4,865,718)	(808,000)	(7,747,718)	10,847,000

Income Tax Expense	-	-	-	-

Net Income (Loss)	(4,865,718)	(808,000)	(7,747,718)	10,847,000

Loss attributable to non-controlling interest	(605,461)	-	(605,461)	-

Net Income (Loss) Attributable to Recall Studios, Inc.	$(4,260,257)	$(808,000)	$(7,142,257)	$10,847,000

Net income (loss) from continuing operations per common share
-Basic	$(0.03)	$(0.01)	$(0.08)	$0.34
-Diluted	$(0.03)	$(0.01)	$(0.08)	$0.27

Net income (loss) from discontinued operations per common share
-Basic	$-	$-	$-	$(0.00)
-Diluted	$-	$-	$-	$-

Net income (loss)
-Basic	$(0.03)	$(0.01)	$(0.07)	$0.34
-Diluted	$(0.03)	$(0.01)	$(0.07)	$0.27

Weighted average common shares outstanding
-Basic	142,576,353	79,393,777	103,173,589	32,156,987
-Diluted	142,576,353	79,393,777	103,173,589	39,547,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in $ for 2018 and rounded to nearest thousand for 2017, except per share information)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,747,718)	$10,847,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,890	-
Amortization of acquired and licensed technology	2,563,361	-
Amortization of original issue discount	26,456	-
Financing cost	2,532,830	231,000
Common stock issued for commitment fee	-	55,000
Common stock issued for services	3,397,600	410,000
Elimination of non-controlling interest of discontinued operations	-	189,000
Change in fair value of warrant liability	(617,996)	-
Change in fair value of derivative liability	(3,269,545)	(11,905,000)
Amortization of debt discount and debt issuance cost	1,228,256	51,000
Changes in operating liabilities
Prepaid expenses and other current assets	(522,100)	(61,000)
Accounts payable	(71,043)	39,000
Accrued expenses	15,041	(16,000)
Net Cash Used in Operating Activities of Continuing Operations	(2,461,968)	(160,000)
Net Cash Used in Operating Activities of Discontinued Operations	-	(198,000)
Net Cash Used in Operating Activities	(2,461,968)	(358,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	270,000
Proceeds from issuance of convertible notes payable	1,327,050	-
Repayments of convertible notes payable	(1,251,531)	(40,000)
Proceeds from sale of common stock	2,346,000	152,000
Net Cash Provided by Financing Activities	2,421,519	382,000

Net Increase (Decrease) in Cash	(40,449)	24,000
Cash at Beginning of Period	77,000	77,000
Cash at End of Period	$36,551	$101,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$460,599	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes payable	$18,000	$-
Issuance of common stock for commitment fee	$118,000	$-
Issuance of Series X Preferred Stock issued upon acquisition of Evolution AI	$211,500,000	$-
Minority share of losses of subsidiary	$605,461	$-
Conversion of 39,087,500 shares of Series C Preferred stock into 79,175,000 shares of common stock	$-	$8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Recall Studios, Inc.

Notes to the Condensed Consolidated Financial Statements For the
Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1 - Organization and Basis of Operations

Nature of Business

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

We believe that digital humans will be ubiquitous in society, culture and industry. In the last decade, hyper-realistic digital humans have performed in movies such as The Curious Case of Benjamin Button or on stage such as the virtual performance of a digital Tupac Shakur at the Coachella Valley Music Festival. We expect that, in years to come, digital humans will not only perform for audiences on stage and in film, but they will also represent individual consumers as digital likeness avatars, in realistic and fantasy form, appearing and interacting on the consumer’s behalf in electronic and mobile communication, social media, video game, virtual reality, and augmented reality. The Company’s long-term goal is to be the ‘face’ of artificial intelligence, to provide a human form to interactive artificially intelligent computer beings that will be common in society, providing useful information and services to people in diverse industries, such as education, health care, telecommunications, defense, transportation and entertainment.

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities – Michael Jackson, Elvis Presley and Marilyn Monroe – in full length entertainment experiences, brand marketing events and digital products. The Company has a long-term agreement with Company shareholder, the Estate of Michael Jackson, to share in the revenues of any commercial use of the digital likeness of Michael Jackson. The Company is also in negotiations regarding the amendment and re-instatement of rights agreements relating to the intellectual property of two other Company shareholders, the Estate of Marilyn Monroe and Authentic Brands Group / Elvis Presley Enterprises.

We believe our specific business opportunity will be driven by the rapid evolution of the methods by which people access information and content through various forms of interactive electronic media. We believe that we are moving toward a world in which we will simply ask a computer a question and we will be given an answer, by a hyper-realistic digital human who possesses a universe of accurate and relevant information. Through our continued development of the world’s most advanced human animation technology, and our collaboration with the larger community of artificial intelligence pioneers, we expect that we will do more than just put a face on ‘AI.’ We intend to build your most knowledgeable teacher, your most trusted advisor, and in a digital world that reveals more possibilities each day, maybe even your best friend.

Company History

Recall Studios, Inc. was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to Brick Top Productions, Inc. in October 2010, and to Carolco Pictures, Inc. in January 2015, both names relating to the Company’s then principal business of feature film entertainment. Effective November 29, 2017, the Company’s corporate name was changed to Recall Studios, Inc., and its stock symbol was changed to “BTOP.”

On August 8, 2018, the Company entered into an agreement to acquire 99.7% of Evolution AI Corporation (EAI), a private corporation incorporated in the State of Florida in November 2017. EAI owned approximately 58% of Pulse Evolution Corporation (“Pulse”) (OTC Pink: PLFX), a corporation incorporated in the State of Nevada. The Company acquired its ownership interest in EAI by issuing Preferred X stock for a total consideration valued at $211,500,000.

The financial statements as of September 30, 2018 reflect the assets and liabilities acquired from EAI and Pulse, including Goodwill and the Non-Controlling interest arising from the business combination.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $18,295,687 at September 30, 2018 and incurred a net loss for the nine months ended September 30, 2018 of $7,142,257 and utilized net cash used in operating activities of $2,461,968. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand and raising capital through proceeds from the sale of common stock subscriptions will be sufficient to continue operations through 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. Management is also monetizing the Company’s intellectual property and seeks to increase operational revenues through its myriad applications which are available on various platforms. No assurance can be given that any future financing will be available, or operational revenues, or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Note 2 - Summary of Significant Accounting Policies

Reclassifications

The accompanying consolidated financial statements include certain reclassifications of amounts in the December 31, 2017 financial statements in order to conform to the September 30, 2018 presentation. There were no changes to total assets, total liabilities or total stockholders’ equity.

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

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
York Productions, LLC	The State of Florida	October 22, 2008 (June 1, 2010)	60%

York Productions II, LLC	The State of Florida	June 13, 2013	60%

Recall Studios, Inc.	The State of Nevada	March 30, 2016 (July 27, 2016)	100%

Evolution AI Corporation	The State of Florida	November 1, 2017(August 8, 2018)	99.7%

Pulse Evolution Corporation	The State of Nevada	May 13, 2013(August 8, 2018)	58%

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

The assets, liabilities and results of operations of Evolution AI Corporation have been consolidated from the date of acquisition and included in financial statement presentation as of September 30, 2018. The accompanying consolidated financial statements also include the accounts of Pulse Evolution Corporation (Pulse), from the date of acquisition until September 30, 2018. Pulse accounts includes its wholly owned subsidiaries including Pulse Entertainment Corporation, The Kopp Initiative, LLC, Pulse Digital Human Labs, Pulse Japan and Pulse Biologic, After-August Inc, EPLS, all of which had no activity during the period ended. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amount of the Company’s derivative liability of $2,393,891 as of September 30, 2018 and $1,867,000 as of December 31, 2017 was based on Level 3 measurements. The carrying amount of the Company’s warrant liability of $3,714,541 as of September 30, 2018 and $0 as of December 31, 2017 was also based on Level 3 measurements.

Non-Controlling Interest

Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. All Non-controlling interest was eliminated as part of the sale of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment in 2017. Non-Controlling interest as of September 30, 2018 reflects 42% of the common stock of Pulse Evolution Corporation that the Company did not own. Non-Controlling of Evolution AI Corporation of 0.3% was excluded as its impact was deemed insignificant to the financial statements as a whole.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the related asset. Computers are depreciated over five years. Furniture and fixtures are depreciated over seven years. Impairment is reviewed on an annual basis and no impairment charge was necessary at September 30, 2018 or December 31, 2017.

Acquired & Licensed Technology

The Company acquired technology assets as a result of its acquisition of EAI and Pulse. Amortization is provided on a straight-line basis over the estimated useful life of 12 years of the related assets. Impairment is reviewed on an annual basis and no impairment charge was necessary at September 30, 2018

Revenue Recognition

The Company’s Recall Studios subsidiary produces software applications for third-parties on a consulting basis. Effective January 1, 2018, the Company retroactively adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, which has no material impact on revenue reported on the years presented within these financial statements. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company adopted ASC 606, Revenue from Contracts with Customers, which requires that upon revenue being generated, the Company will disaggregate revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB ASC 718 where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB ASC 718 where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options and warrants granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options and warrants vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option and warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes- Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

For the nine months ended September 30, 2018, the dilutive impact of 239 warrants, Series C Preferred stock that can convert into 2,524,982 shares of common stock, Series X Preferred stock that can convert into 450,000,000 shares of common stock and notes that can convert into 5,276,810 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Earnings per share – Basic
Income (Loss) for the period	$(7,142,257)	$10,847,000	$(4,260,257)	$(808,000)
Basic average common stock outstanding	103,173,589	32,156,987	142,576,353	79,393,777
Net earnings per share	$(0.07)	$0.34	$(0.03)	$(0.01)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Earnings per share - Diluted
Income (Loss) for the period	$(7,142,257)	$10,847,000	$(4,260,257)	$(808,000)
Basic average common stock outstanding	103,173,589	32,156,987	142,576,353	79,393,777
Diluted effect from preferred stock and convertible notes	0	7,390,730	0	0
Diluted average common stock outstanding	103,173,589	39,547,717	142,576,353	79,393,777
Net earnings per share	$(0.07)	$0.27	$(0.03)	$(0.01)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black- Scholes-Merton models, when the number of shares issuable is fixed, and a Binomial Lattice model, when the number of shares issuable is variable, to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2018 reporting date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities on issuance and in subsequent periods, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014- 09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted ASU 2014-09 in the first quarter of 2018. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016- 02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant date under ASC 718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

Effective January 1, 2018, the Company retroactively adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, which has no material impact on revenue reported on the years presented within these financial statements. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the period ended September 30, 2018 and year ended December 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Acquisition of Evolution AI and associated Goodwill on Business Combination

On August 8, 2018, the Company completed the acquisition of 99.7% of Evolution AI (“EAI”) and 58% of Pulse Evolution (Pulse) for a purchase value consideration of $211,500,000, by issuing 1,000,000 Series X preferred shares that would be convertible into 450,000,000 shares of common stock with a traded market value of $0.47 per share. (Further details of the share exchange are outlined in Company filings in August 2018 & October 2018 and also within this 10-Q)

Upon acquisition, EAI became our wholly-owned subsidiary and Pulse became a majority owned subsidiary. The acquisition was accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The Company engaged an independent 3rd party firm to assess the fair value of the technology assets acquired from EAI and Pulse and the purchase price allocation and the resulting goodwill is summarized in the table below.

	Fair Value ($’000)	Useful-Life
Fair Value of Acquired and Licensed Technology	211,840	12 years
Fair Value of Other Net assets/(liabilities)	(15,102)
Net Assets Acquired	196,738
Non-Controlling Interest	(66,505)
Goodwill	81,267
Total Purchase Price	211,500

Goodwill is primarily attributable to expected synergies from future growth, from potential monetization opportunities, from strategic sale or licensing opportunities, and from expansion of our service offerings in technology creating hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

The Company lacks the time, staff and resources to be able to create and report proforma financial statements for its wholly owned subsidiary, Evolution AI and its majority owned subsidiary, Pulse Evolution Corporation, on a calendar year basis to produce such proforma financial statements, which would require significant time and expense to prepare. The Company has however disclosed the results of its acquisition of its wholly owned subsidiary, Evolution AI, along with audited financial statements as of December 31, 2017 and of its majority owned subsidiary, Pulse Evolution Corporation, along with the audited financial statements for the years ended June 30, 2018 and 2017 within the 8-K/A filed on October 25, 2018, which is incorporated herein by reference.

Note 4 – Property and Equipment

Property and equipment as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017	Useful Life
	$	$
Computers, software and other equipment	9,900	6,000	5 years
Furniture and fixtures	133,994	0	7 years
Total property and equipment	143,894	6,000
Less: Accumulated depreciation	(66,907)	(0)
Property and equipment, net	76,987	6,000

Depreciation for the period ended September 30, 2018 and December 31, 2017 was $2,890 and $0, respectively.

Note 5 – Acquired & Licensed Technology

The Company acquired technology assets, that is used in the development of hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications, that was recorded at fair-value assigned by an independent 3rd party valuation firm, as a result of its acquisition of EAI and Pulse and as of September 30, 2018 consists of the following:

	September 30, 2018	December 31, 2017	Useful Life
	$	$
Acquired and licensed technology	211,840,000	-	12 years
Less: Accumulated depreciation	(2,563,361)	-
Acquired and Licensed Technology, net	209,276,639	-

Amortization for the period ended September 30, 2018 and December 31, 2017 was $2,563,361 and $0, respectively.

Note 6 – Accrued Expenses

Accrued liabilities as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
	$	$
Payroll and payroll related liabilities	1,308,016	-
Accrued Interest	752,988	-
Employee Credit Card Expenses payable	895,176	-
Stock-options based compensation	967,800	-
Amount owed for legal and consulting services	974,196	-
Other expenses	876,509	-
Total Accrued Expenses	5,774,685	-

Note 7 – Amounts owed to Related Parties

Amounts owed to related parties as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
	$	$
Accrued Interest	158,891	141,000
Accrued Payroll	562,369	343,000
Advances	119,104	31,000
Total owed to related parties	840,364	515,000

Advances from Related Party

From time to time, the CEO of the Company and a shareholder/employee advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2018, and December 31, 2017 outstanding advances from related party aggregated to $119,104 and $31,000, respectively.

Accrued Payroll

As of September 30, 2018, accrued payroll amounted to $562,369, which pertains to the accrued salary of Mr. Bafer, Chairman and Mr. Textor, Chief Executive Officer. As of December 31, 2017, accrued payroll amounted to $343,000, of which $310,000 pertains to the accrued salary of Mr. Bafer, Chief Executive Officer.

Legal Services

On June 29, 2016 Esposito Partners and the Company entered into an agreement, pursuant to which the Company engaged Esposito Partners to provide legal services to the Company. The Letter Agreement also provided that Frank Esposito, who is the Managing Member of Esposito Partners, would serve as the Chief Legal Officer, a member of the Company’s board of directors and as secretary of the Company’s board of directors. Pursuant to the agreement, the Company will pay $5,000 per month for the legal services provided. As of September 30, 2018, accrued legal expenses amounted to $50,000.

Note 8 – Notes Payable

The Company had the following notes payable as of September 30, 2018 and December 31, 2017, respectively.

After August Inc

In March 2016, Pulse, a majority owned subsidiary of the Company, acquired After August Inc., a developer of human animation technology. Pulse financed the acquisition of the technology valued at $16,879,500 using a combination of cash, notes and stock. Pulse paid $300,000 in cash to the principal shareholders of After August Inc., and issued common stock of 4,870,000 with a negotiated price of $2.85 per share plus a three year note of $2,700,000 bearing an interest-bearing coupon of 10% per annum, with a maturity date of October 1, 2018.

The cumulative accrued interest on the note is $743,876 and the principal amount of $2,700,000 on the note remains outstanding. The note is currently in default.

Related Party

As a result of the acquisition of EAI and Pulse, the Company has a note outstanding that accrued interest at 8% per annum for the principal amount of $65,000 as of September 30, 2018 from a related party. The note has three-month roll-over provisions and different maturity and repayment amounts if not fully paid by due date. The company has not accrued for additional liability in excess of the principal amount. The note is currently in default.

Note 9 – Warrant Liability

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

In January 2016, Pulse issued 36,678,028 warrants with anti-dilution provisions at an exercise price of $1 to XIX Entertainment, a company controlled by Mr. Simon Fuller, in connection with his leadership role in the Elvis project. The mark-to-market gain on the warrant since acquisition until September 30, 2018 is $617,996. The warrant liabilities were valued at September 30, 2018 using a Black-Scholes-Merton model with the following average assumptions:

Warrant Liability	September 30, 2018
Exercise Price	$1.00
Stock Price	$0.24
Discount applied	50%
Fair Value of Stock Price	$0.12
Risk Free Rate	4%
Expected Life in Years	4.23
Expected dividend yield	0%
Expected volatility	184%
# of Warrants	36,678,028
Warrant Liability	$3,714,542

	# of Warrants	Weighted Average Exercise Price	Weighted Average remaining contractual life
December 31, 2016	-	-	-
Granted	-	-	-
Exercised	-	-	-
December 31, 2017	-	-	-
Acquired via EAI/Pulse	36,678,028	$1.00	4.37 years
Exercised	-	-	-
September 30, 2018	36,678,028	$1.00	4.23 years

Note 10 – Convertible Notes Payable

On August 29, 2017, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $35,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess if the note principal of $32,000 that was expensed as a financing cost. On February 15, 2018 Crown Bridge converted $17,401 of the note payable into 130,000 shares of common stock. On February 22, 2018 the remaining note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On September 5, 2017, the Company issued a convertible promissory note to LG Capital Funding in the amount of $52,500. The note is due on September 5, 2018 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $37,000 that was expensed as a financing cost. On March 2, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $20,000 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On September 12, 2017, the Company issued a convertible promissory note to EMA Financial in the amount of $100,000. The note is due on September 5, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $100,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $99,000 that was expensed as a financing cost. On March 1, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $38,000 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On September 22, 2017, the Company issued a convertible promissory note to Essex Global Investment in the amount of $43,000. The note is due on September 22, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $43,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $32,000 that was expensed as a financing cost. On March 12, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $14,000 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On September 29, 2017, the Company issued a convertible promissory note to Labrys Fund in the amount of $110,000. The note is due on March 29, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $110,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $232,000 that was expensed as a financing cost. On February 21, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On November 2, 2017, the Company issued a convertible promissory note to Auctus Fund in the amount of $52,750. The note is due on August 2, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,750 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $50,000 that was expensed as a financing cost. On April 27, 2018 the note plus accrued interest was paid off and the remaining portion of the note discount was amortized.

On October 2, 2017, the Company issued a convertible promissory note to Power Up Lending Group in the amount of $50,000. The note is due on July 15, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the average of the three lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $77,000 that was expensed as a financing cost. On March 28, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On January 17, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $53,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $28,000 that was expensed as a financing cost. On June 25, 2018 the note and all accrued interest was paid off and the remaining portion of the note discount was amortized.

On January 26, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 16, 2018 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $502,000 that was expensed as a financing cost. On May 29, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $15,400 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On January 26, 2018, the Company issued a second convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 16, 2018 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $502,000 that was expensed as a financing cost. On May 29, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $15,400 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On February 2, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $17,500. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issuance of $1,750 and a note discount of $15,750 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $69,000 that was expensed as a financing cost. On May 29, 2018 the note plus accrued interest was paid as well as a prepayment penalty in the amount of $9,045 which was recognized as interest expense, and the remaining portion of the note discount was amortized.

On February 12, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $53,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $8,000 that was expensed as a financing cost. On June 25, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $18,550 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On February 21, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on February 21, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $94,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess if the note principal of $93,000 that was expensed as a financing cost. On July 12, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $34,083 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On February 23, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $3,500 and a note discount of $31,750 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $33,000 that was expensed as a financing cost. On June 5, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $12,250 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On February 22, 2018, the Company issued a convertible promissory note to Auctus Fund in the amount of $230,000. The note is due on November 22, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $230,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $632,000 that was expensed as a financing cost. On August 22, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $73,015 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On February 23, 2018, the Company issued a convertible promissory note to LG Capital Funding in the amount of $110,250. The note is due on February 23, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $5,250 and a note discount of $105,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $141,000 that was expensed as a financing cost. On August 17, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $39,974 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On March 29, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on November 29, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $94,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $56,000 that was expensed as a financing cost. On September 12, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $34,286 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On March 23, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $50,000. The note is due on December 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $8,000 that was expensed as a financing cost. On June 25, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $17,500 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On May 3, 2018, the Company issued a convertible promissory note to GS Capital in the amount of $56,000. The note is due on May 3, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 52% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $54,800 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $54,000 that was expensed as a financing cost.

On May 31, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $275,625. The note is due on May 31, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $262,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $151,000 that was expensed as a financing cost. On November 16, 2018, the Company paid the principal balance of $275,625 on this note and all accrued interest of $7,580 as well as a prepayment penalty in the amount of $96,469 which was recognized as interest expense and the remaining portion of the note discount was amortized.

On August 24, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $202,500. The note is due on August 24, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $202,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $190,830 that was expensed as a financing cost.

As of September 30, 2018, outstanding principal balance of the notes payable amounted to $534,125. As of December 31, 2017, outstanding principal balance of the notes payable amounted to $443,250.

Note 11– Convertible Notes Payable to Related Parties

Chairman

In July 2015, the Company issued convertible promissory notes to Alex Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible to shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of September 30, 2018, and December 31, 2017, the total outstanding note balance amounted to $434,000 and $434,000, and accrued interest of $156,223 and $140,000, respectively. The notes are currently past due.

Shareholder

On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. As of September 30, 2018, and December 31, 2017, accrued interest of $2,666 and $1,000 is due, respectively.

Note 12- Derivative Liability

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

The derivative liabilities were valued at the following dates using a Binomial Lattice Model with the following average assumptions:

	September 30, 2018	December 31, 2017
Stock Price	$0.48	$.31
Risk free interest rate	2.19-2.59%	0.84%
Expected Volatility	223%	476%
Expected life in years	0.50-0.92	0.25-0.79
Expected dividend yield	0%	0%

Fair Value – Note Conversion Feature	2,393,891	1,867,000
Total	$2,393,891	$1,867,000

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

During the nine months ended September 30, 2018, the Company recorded $3,796,132 in derivative liability as a result of conversion features from the issuance of new convertible notes payables (see Note 11). In addition, the Company recorded a gain of $3,269,545 to account for the change in fair value of the derivative liabilities related to the conversion features from December 31, 2017 to September 30, 2018. As of September 30, 2018, the derivative liability amounted to $2,393,891.

Note 13- Stockholders’ Equity/ (Deficit)

Issuance of Common Stock for Cash

During the nine months ended September 30, 2018, the Company issued 10,722,333 shares of common stock for proceeds of $2,346,000. During the year ended December 31, 2017, the Company issued 978,750 shares of common stock for proceeds of $175,000.

Issuance of Common Stock for services

During the nine months ended September 30, 2018, the Company issued an aggregate of 4,250,000 shares of common stock valued at $3,397,600 to various shareholders for services. During the year ended December 31, 2017, the Company issued an aggregate of 501,000 shares of common stock valued at $410,000 to five shareholders for services.

Issuance of Common Stock for commitment fee

During the nine months ended September 30, 2018 pursuant securities purchase agreements with Auctus Fund, the Company issued 200,000 shares to Auctus as a commitment fee valued at $118,000.

In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 107,843 shares to Labrys as a commitment fee. These shares are returnable based upon meeting certain conditions by the Company.

Issuance of Common Stock for conversion of note payable

During the nine months ended September 30, 2018, the Company issued 130,000 shares of common stock upon the conversion of $18,000 principal of a convertible note payable.

Issuance of Common Stock for conversion of warrant

During the nine months ended September 30, 2018, the Company issued 153,430 shares of common stock upon the conversion of warrants.

Issuance of Common Stock Upon Conversion of Series A Preferred Stock

During the nine months ended September 30, 2018 the Company issued 109,000,000 shares of common stock upon the conversion of 5,000,000 shares of Series A Preferred Stock pursuant to the terms of the certificate of designation of the Series A Preferred Stock. There are no Series A Preferred Stock outstanding as of September 30, 2018.

Issuance of Common Stock Upon Conversion of Series B Preferred Stock

During the nine months ended September 30, 2018 the Company issued 2,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series B Preferred Stock pursuant to the terms of the certificate of designation of the Series B Preferred Stock. There are no Series B Preferred Stock outstanding as of September 30, 2018.

Issuance of Common Stock Upon Conversion of Series C Preferred Stock

During the nine months ended September 30, 2018 the Company issued 324,000 shares of common stock upon the conversion of 162,000 shares of Series C Preferred Stock pursuant to the terms of the certificate of designation of the Series C Preferred Stock. There are 1,262,491 Series C Preferred Stock outstanding as of September 30, 2018.

During the year ended December 31, 2017, the Company issued 78,175,000 shares of common stock upon the conversion of 39,087,500 shares of Series C Preferred Stock pursuant to the terms of the certificate of designation of the Series C Preferred Stock.

Issuance of Series X Preferred Stock

During the nine months ended September 30, 2018 the Company issued 1,000,000 shares of Series X Preferred stock upon the acquisition of Evolution AI, which is convertible into an aggregate of 450,000,000 shares of common stock (see note 14). The Company does not yet have sufficient shares authorized to issue should all preferred shares be converted. As of September 30, 2018, the number of preferred shares convertible is 1,000,000 representing 100% of ownership of EAI.

Cancellation of Common Stock for commitment fee

In February 2018 pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 107,843 shares to Labrys as a commitment fee. During the nine months ended September 30, 2018 these shares were returned based upon the meeting of certain conditions by the Company.

Summary of the Company’s Stock Warrant Activities

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2018 and December 31, 2017:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
December 31, 2016	295	$800	3.63
Granted	90,250	.50	5.00
Exercised	-	-	-
Forfeited/expired	(56)	10	.05
December 31, 2017	90,489	$.50	4.71
Granted	-	-	-
Exercised	90,250	-	-
Forfeited/expired	-	-	-
September 30, 2018	239	$.80	2.93

At September 30, 2018, the Company’s outstanding and exercisable warrants had no intrinsic value as the exercise price of these warrants was greater than the market price at September 30, 2018.

Note 14 - Evolution AI Corporation Share Exchange Agreement

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

Closing Share Exchange Agreement

On August 8, 2018, the Company entered into the Closing Share Exchange Agreement and Joinder (the “Closing Agreement”) dated August 8, 2018 by and among the Company, EAI and the shareholders of EAI (the “EAI Shareholders”), which operated to amend the Exchange Agreement in certain respects and to provide for the closing of the transactions contemplated therein.

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

Following the closing of the Exchange, the Company intends to complete a reverse stock split of the Company’s common stock on such terms as determined by the Company’s board of directors. As of September 30, 2018, the Company’s board of directors had not yet determined the ratio for the reverse split.

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

Note 15 - Brick Top and Southfork Share Exchange Agreement

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s Vice-President of Operations, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 81,750,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 27,250,000 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork.

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

Executive Officer and Director Changes

Immediately following the closing of the Exchange on August 8, 2018, Mr. Bafer resigned as the Company’s Chief Executive Officer and was appointed as the Company’s Executive Chairman, an executive officer and director position. Also, on August 8, 2018, Mr. Textor was named as the Company’s Chief Executive Officer and a member of the Company’s board of directors. Accordingly, immediately following the closing of the Exchange, the executive officers of the Company were as follows:

Name	Title
John Textor	Chief Executive Officer
Alexander Bafer	Executive Chairman
Bradley Albert	President and Chief Creative Officer
Frank Esposito	Chief Legal Officer
Justin Morris	Chief Operating Officer

and the Company’s board of directors consisted of the following individuals:

John Textor

Alexander Bafer (Chairman of the Board)

Bradley Albert

Frank Esposito

Justin Morris

Note 16- Commitments & Contingencies

Commitments and Contingencies

Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated.

The Company has a maximum contingent liability of approximately $1,000,000 associated with the termination clause on the employment contract of Mr. Textor and Mr. Bafer and approximately $400,000 associated with the termination clause on the employment contract of Mr. Gupta.

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with the contingency are expensed as incurred.

Note 17 – Discontinued Operations

On June 15, 2017, the Company entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC, a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitute 75% of the issued and outstanding shares of S&G. Pursuant to current accounting guidelines, the business component is reported as a discontinued operation.

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

Note 18 – Subsequent Events

On November 12, 2018, the Company entered into an employment agreement with Mr. Anand Gupta to join as Executive Vice-President and Chief Financial Officer. The Company has filed a form 8-K confirming the appointment.

The Company issued 250,000 shares of common stock valued at $50,000 to various stockholders. This amount was recorded as shares to be issued at September 30, 2018.

On November 16, 2018, the Company paid the May 31, 2018 convertible promissory note issued to Adar Bay LLC. The Company paid the principal balance of $275,625 and accrued interest of $7,580 as well as a prepayment penalty in the amount of $96,469 which was recognized as interest expense and the remaining portion of the note discount was amortized.

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

Overview

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

We believe that digital humans will be ubiquitous in society, culture and industry. In the last decade, hyper-realistic digital humans have performed in movies such as The Curious Case of Benjamin Button or on stage such as the virtual performance of a digital Tupac Shakur at the Coachella Valley Music Festival. We expect that, in years to come, digital humans will not only perform for audiences on stage and in film, but they will also represent individual consumers as digital likeness avatars, in realistic and fantasy form, appearing and interacting on the consumer’s behalf in electronic and mobile communication, social media, video game, virtual reality, and augmented reality. The Company’s long-term goal is to be the ‘face’ of artificial intelligence, to provide a human form to interactive artificially intelligent computer beings that will be common in society, providing useful information and services to people in diverse industries, such as education, health care, telecommunications, defense, transportation and entertainment.

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities – Michael Jackson, Elvis Presley and Marilyn Monroe – in full length entertainment experiences, brand marketing events and digital products. The Company has a long-term agreement with Company shareholder, the Estate of Michael Jackson, to share in the revenues of any commercial use of the digital likeness of Michael Jackson. The Company is also in negotiations regarding the amendment and re-instatement of rights agreements relating to the intellectual property of two other Company shareholders, the Estate of Marilyn Monroe and Authentic Brands Group / Elvis Presley Enterprises.

We believe our specific business opportunity will be driven by the rapid evolution of the methods by which people access information and content through various forms of interactive electronic media. We believe that we are moving toward a world in which we will simply ask a computer a question and we will be given an answer, by a hyper-realistic digital human who possesses a universe of accurate and relevant information. Through our continued development of the world’s most advanced human animation technology, and our collaboration with the larger community of artificial intelligence pioneers, we expect that we will do more than just put a face on ‘AI.’ We intend to build your most knowledgeable teacher, your most trusted advisor, and in a digital world that reveals more possibilities each day, maybe even your best friend.

Recent Developments

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

Closing Share Exchange Agreement

On August 8, 2018, the Company entered into the Closing Share Exchange Agreement and Joinder (the “Closing Agreement”) dated August 8, 2018 by and among the Company, EAI and the shareholders of EAI (the “EAI Shareholders”), which operated to amend the Exchange Agreement in certain respects and to provide for the closing of the transactions contemplated therein.

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

Following the closing of the Exchange, the Company intends to complete a reverse stock split of the Company’s common stock on such terms as determined by the Company’s board of directors, with any resulting fractional shares to be rounded up the nearest whole share of common stock, and with the authorized shares of Company common stock not being adjusted (the “Reverse Split”).

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

Brick Top and Southfork Share Exchange Agreement

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s Vice-President of Operations pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 81,750,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 27,250,000 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork.

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

Executive Officer and Director Changes

Immediately following the closing of the Exchange on August 8, 2018, Mr. Bafer resigned as the Company’s Chief Executive Officer and was appointed as the Company’s Executive Chairman, an executive officer and director position. Also, on August 8, 2018, Mr. Textor was named as the Company’s Chief Executive Officer and a member of the Company’s board of directors. Accordingly, immediately following the closing of the Exchange, the executive officers of the Company were as follows:

Name	Title
John Textor	Chief Executive Officer
Alexander Bafer	Executive Chairman
Bradley Albert	President and Chief Creative Officer
Frank Esposito	Chief Legal Officer
Justin Morris	Chief Operating Officer

and the Company’s board of directors consisted of the following individuals:

John Textor

Alexander Bafer (Chairman of the Board)

Bradley Albert

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

The Textor Employment Agreement contains covenants regarding Mr. Textor’s non-competition and non- solicitation of employees for 12 months.

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

Anand Gupta Employment Agreement

On November 12, 2018, Anand Gupta was appointed as the Chief Financial Officer and Executive Vice President Finance of Recall Studios, Inc. (the “Company”), effective immediately.

Mr. Gupta, age 49, has a Big 4 audit background and has extensive financial experience with complex multinational corporations. During his career within the media and entertainment industry, Mr. Gupta has served as the Executive Vice President, Finance and Business Operations at Al Jazeera America, which was a 24x7 cable news network; as Vice-President, Business Planning and Operations at HBO, a premium pay-tv cable channel; as Vice-President, Financial Planning at Warner Bros., a filmed entertainment company; and as the Head of Finance and Business Development at Eidos Interactive, a former leading publisher of video games. Mr. Gupta also worked in public accounting as a member of the audit and assurance practice of KPMG LLP in the U.S. and U.K. and BDO UK LLP in the U.K.

Mr. Gupta is an alumnus of Harvard Business School (Senior Executive Leadership Program) and Wharton Business School (MBA) and holds dual professional membership of the American Institute of Certified Public Accountants and the Institute of Chartered Accountants in England & Wales.

In connection with Mr. Gupta’s appointment as Chief Financial Officer and Executive Vice President Finance of the Company, the Company and Mr. Gupta entered into an Employment Agreement (“Employment Agreement”) effective November 12, 2018. Pursuant to the terms of the Employment Agreement, in exchange for Mr. Gupta’s services as Chief Financial Officer and Executive Vice President Finance, the Company will pay Mr. Gupta (i) for an initial period of four months, a gross monthly salary of $12,500, plus the cost of his temporary accommodation, rental car, per diem, and business class airfare as required for Mr. Gupta to individually relocate from India to work at the Company’s offices in Florida, and (ii) subsequently, subject to the Company successfully raising at least $10 million in fresh capital, an annual base salary of $400,000, subject to annual increases (but not decreases), as determined in the sole discretion of the Company’s Chief Executive Officer.

In addition, Mr. Gupta is eligible for an annual target bonus payment equal, as a percentage of base salary, to that received by all other C-Suite executives. The bonus will be determined based on the achievement of certain performance objectives of the Company as established by the Chief Executive Officer and communicated to Mr. Gupta in writing as soon as practicable after commencement of the year in respect of which the bonus is paid. The bonus may be greater or less than the target bonus, based on the level of achievement of the applicable performance objectives. Mr. Gupta will also be eligible to receive equity awards under the Company’s incentive compensation plans and otherwise.

The Employment Agreement will terminate upon Mr. Gupta’s death or total disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended).

In addition, the Company may terminate Mr. Gupta’s employment at any time for Cause (as hereinafter defined) or without Cause. Pursuant to the terms of the Employment Agreement, “Cause” means a termination based upon:

a material violation by Mr. Gupta Executive of any material written rule or policy of the Company (A) for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee, and (B) which Mr. Gupta fails to correct within 10 days after Mr. Gupta receives written notice from the Company’s Board of Directors of such violation;

(ii)	misconduct by Mr. Gupta to the material and demonstrable detriment of the Company; or

(iii)	Mr. Gupta’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony.

Mr. Gupta may resign from his employment under the Employment Agreement at any time either with Good Reason (as hereinafter defined) or without Good Reason. Pursuant to the terms of the Employment Agreement, “Good Reason” means the occurrence, without Mr. Gupta’s express written consent, of any of the following:

a significant diminution by the Company of Mr. Gupta’s role with the Company or a significant detrimental change in the nature and/or scope of Mr. Gupta’s status with the Company (including a diminution in title);

a reduction in Mr. Gupta’s base salary or target or maximum bonus, other than as part of an across the board reduction in salaries of management personnel (including all vice presidents and positions above) of less than 20%;

at any time following a Change of Control (as defined in the Employment Agreement), a material diminution by the Company of compensation and benefits (taken as a whole) provided to Mr. Gupta immediately prior to a Change of Control;

the relocation of Mr. Gupta’s principal executive office to a location more than 50 miles further from central business district of Jupiter, Florida, or any requirement that Mr. Gupta be based anywhere other than Mr. Gupta’s principal executive office, provided however that this relocation protection provision shall only apply if Mr. Gupta has fully relocated his immediately family to a Florida residence from his existing residence in India; or

any other material breach by the Company of any of the terms and conditions of the Employment Agreement.

Upon termination of Mr. Gupta’s employment by the Company, with Cause or without Cause, or by Mr. Gupta with or without Good Reason, or upon Mr. Gupta’s death or total disability:

the Company shall pay to Mr. Gupta the base salary and benefits through the date of termination;

the Company shall pay to Mr. Gupta accrued but unpaid bonus and benefits through the date of termination; and

the Company shall pay to Mr. Gupta any unreimbursed expenses incurred by Mr. Gupta.

Upon any termination of Mr. Gupta’s employment by the Company without Cause, or by Mr. Gupta with Good Reason, in addition to the payments and actions set forth above:

the Company shall pay to Mr. Gupta an amount equal to one month’s base salary (excluding bonus) as determined as of the date of termination, multiplied by the number of months of Mr. Gupta’s service under the Employment Agreement, up to a maximum benefit equal to one year’s base salary (excluding bonus); and

any unvested incentive awards then held by Mr. Gupta will immediately be vested in full.

Upon any termination of Mr. Gupta’s employment by the Company with Cause, or by Mr. Gupta without Good Reason, in addition to the payments and actions set forth above, any unvested incentive awards then held by Mr. Gupta will immediately be forfeited.

Mr. Gupta is subject to non-competition and non-solicitation clauses pursuant to the terms of the Employment Agreement.

Results of Operations for the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
Revenue	$0	$0
Cost of goods sold	$0	$0
Operating expenses	$5,491,996	$226,000
Income (loss) from continuing operations	$(4,865,718)	$(808,000)
Net loss attributed to non-controlling interest	$(605,461)	$0
Net income (loss) from discontinued operations	$0	$0
Net income (loss)	$(4,260,257)	$(808,000)

Revenues for the three months ended September 30, 2018 and 2017 were $0 and $0, respectively.

Cost of goods sold for the three months ended September 30, 2018 and 2017 were $0 and $0, respectively.

Operating expenses for the three months ended September 30, 2018 totaled $5,491,996, compared to $226,000 for the three months ended September 30, 2017. The increase was primarily caused as a result of the Company’s acquisition of EAI in August, 2018.

The increase of $5,265,996 is directly related to an increase in amortization of acquired technology of $2,347,065, increase in amortization of licensed technology of $216,296 and an increase of stock-based compensation of $2,152,100.

The Company realized loss from continuing operations of $4,865,718 for the three months ended September 30, 2018, compared to a loss from continuing operations of $808,000 for the three months ended September 30, 2017. The increase of $4,057,718 is primarily due to the increase in operating expenses resulting from the Company’s acquisition of EAI in August 2018.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine months Ended September 30,
	2018	2017
Revenue	$0	$41,000
Cost of goods sold	$0	$8,000
Operating expenses	$7,371,996	$755,000
Income (loss) from continuing operations	$(7,747,718)	$10,858,000
Net loss attributed to non-controlling interest	$(605,461)	$0
Net loss from discontinued operations	$0	$(11,000)
Net income (loss)	$(7,142,257)	$10,847,000

Revenues for the nine months ended September 30, 2018 and 2017 were $0 and $41,000, respectively. The decrease of $41,000 is directly related the commercialization and sale of an iOS app in the nine months ended September 30, 2017.

Cost of goods sold for the nine months ended September 30, 2018 compared to the same period in 2017 decreased by $8,000. That was directly related the commercialization and sale of an iOS app in the nine months ended September 30, 2017.

Operating expenses for the nine months ended September 30, 2018 totaled $7,371,996, compared to $755,000 for the nine months ended September 30, 2017. The increase was primarily caused as a result of the Company’s acquisition of EAI in August. The increase of $6,616,996 is largely as result of amortization of acquired and licensing technology, increased stock-based compensation and expenses due to professional services.

The Company realized a loss from continuing operations of $7,747,718 for the nine months ended September 30, 2018, compared to income from continuing operations of $10,858,000 for the nine months ended September 30, 2017. The decrease is primarily due to the change in fair value of derivatives associated with convertible notes outstanding, which amounted to a gain of $3,269,545 for the nine months ended September 30, 2018 as compared to a gain of $11,905,000 for the nine months ended September 30, 2017. This gain is offset by a charge to financing costs of $2,532,830 as well as amortization of debt discount of $1,228,256 in the nine months ended September 30, 2018.

Liquidity and Capital Resources

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Net Cash Used in Operating Activities	$(2,461,968)	$(358,000)
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$2,421,519	$382,000
Net Change in Cash	$(40,449)	$24,000

As of September 30, 2018, our total assets were $291,468,630 and our current liabilities were $18,489,094 and we had negative working capital of ($17,641,271). Our financial statements report net loss of $7,142,257 including non-cash gain of $3,887,541 for the change in fair value of derivative and warrant liabilities for the nine months ended September 30, 2017 as compared to net income of $10,847,000 including non-cash gain of $11,905,000 for the change in fair value of derivative liability for the nine months ended September 30, 2017.

We have incurred recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. We do not currently have any third-party financing available in the form of loans, advances, or commitments. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a stockholders’ accumulated deficit of $18,295,687 at September 30, 2018, incurred a net loss of $7,142,257 and used cash in operating activities of $2,461,968 for the period then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

Derivative Financial Instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models, where the issuable number of shares being fixed, to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2018 reporting date. In the event that the issuable number of shares being variable over time, we use a Binomial Lattice Model, to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2018 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is evaluated at the end of each reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company issued 3,770,333 shares of common stock for proceeds of $798,500.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Item 6. Exhibits

Exhibit Number	Description

2.1	Closing Share Exchange Agreement and Joinder by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of August 8, 2018 (incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2018).

3.1	Certificate of Designations of Preferences and Rights of Series X Convertible Preferred Stock of Recall Studios, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on August 6, 2018).

10.1	Voting Agreement by and among John Textor and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2018).

10.2	Employment Agreement by and between Recall Studios, Inc. and John Textor, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2018).

10.3	Termination and Release Agreement by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2018).

10.4	Agreement for Executive Chairman of Board of Directors by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2018).

10.5	Share Exchange Agreement by and among Recall Studios, Inc., Brick Top Holdings, Inc. and Southfork Ventures, Inc., dated as of August 8, 2018 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2018).

10.6	Employment Agreement by and between Recall Studios, Inc. and Anand Gupta, dated as of November 12, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on November 13, 2018).

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECALL STUDIOS, INC.

Date: November 19, 2018	By:	/s/ John Textor
John Textor
Chief Executive Officer (principal executive officer)

	By:	/s/ Anand Gupta
Anand Gupta
Chief Financial Officer (principal financial officer and principal accounting officer)

