Form 10-K
period 2018-12-31
Pulse Evolution Group, Inc.
filed 2019-06-10
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-55353

Pulse Evolution Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1115 Broadway, 12th Floor, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 537-5775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,529,766.

The number of shares outstanding of the registrant’s common stock as of June 4, 2019, was 22,874,386 shares.

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

As used in this annual report on Form 10-K “we”, “our”, “us” and the “Company” refer to Pulse Evolution Group, Inc., a Florida corporation, and its subsidiaries unless the context requires otherwise.

Item 1. BUSINESS

Overview

Pulse Evolution Group, Inc. (formerly known as Recall Studios, Inc.) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc.  On February 28, 2019, the Company’s corporate name was changed to Pulse Evolution Group, Inc., in recognition of the global market reputation of its major operating subsidiary, Pulse Evolution Corporation, and its stock symbol was changed to “DGLF” in recognition of the Company’s focus on ‘Digital Life’.

Nature of Business

Pulse Evolution Group, Inc. is a developer of hyper-realistic digital humans – computer generated assets that can be distributed across the full spectrum of traditional media and emerging display technologies, including live entertainment, virtual reality, augmented reality, mobile, interactive and artificial intelligence applications. The Company’s business plan is to generate revenues through the development and deployment of digital human characters, and related software, but also through roll-up acquisitions within the digital human industry. The Company believes it has the opportunity to make strategic acquisitions of technology and revenue-generating companies, to become a dominant global leader in a sizable and lucrative digital human industry that is, thus far, largely unrecognized as an industry.

On August 8, 2018, the Company entered into a share exchange agreement to acquire up to 100% of Evolution AI Corporation (“EAI”), a development stage artificial intelligence company, which included EAI’s 58% interest in Pulse Evolution Corporation (“PEC”). PEC is a globally recognized pioneer in the development of hyper-realistic digital humans for live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications. PEC’s principals are most popularly known for producing some of the most visually stunning digital humans in the history of entertainment, including the Academy Award lead character in The Curious Case of Benjamin Button (2008), the digital alter-ego of Jeff Bridges in Tron: Legacy (2010), the holographic performance of ‘Virtual Tupac Shakur’ at the Coachella Valley Music Festival (2012), and ‘Virtual Michael Jackson’ at the Billboard Music Awards (2014). Currently, we indirectly own a majority of the issued and outstanding common stock of PEC through EAI. Pursuant to the terms of the closing agreement, the Company became a 99.7% owner of EAI. The Company accounted for the transaction as a business combination using the acquisition method of accounting based on ASC 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determined that it was the accounting acquirer under ASC 805. This determination was primarily based on existing management of the Company retaining 4 of the 5 seats on the Board, the provisions of the voting rights agreement entered between the Company and the principal founder of EAI, and the operating management continuing in key roles following the business combination.

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

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of some of the world’s best-known living and late celebrities through their appearance across a diverse array of display mediums, such as live entertainment, film and television, video games and mobile applications.

The Company has a long-term agreement with the Estate of Michael Jackson, a shareholder of the Company, to share in the revenues of any commercial use of the digital likeness of Michael Jackson. The Company is also in negotiations regarding the amendment and re-instatement of rights agreements relating to the intellectual property held by Company shareholders, the Estate of Marilyn Monroe and Authentic Brands Group / Elvis Presley Enterprises. In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong, currently scheduled to open in early 2020.

We believe our specific business opportunity will be driven by the rapid evolution of the methods by which people access information and content through various forms of interactive electronic media. We believe that we are moving toward a world in which we will simply ask a computer a question and we will be given an answer, by a hyper-realistic digital human who possesses a universe of accurate and relevant information. Through our continued development of the world’s most advanced human animation technology, and our collaboration with the larger community of artificial intelligence pioneers, we expect that we will do more than just put a face on AI. We intend to build your most knowledgeable teacher, your most trusted advisor, and in a digital world that reveals more possibilities each day, maybe even your best friend.

Competition

We believe the prior work of our principals, continues to position the Company as a recognized leader in the production of hyper-realistic digital humans for applications in entertainment. We are aware of a number of companies connected to the video game market that are also attempting to improve the realism of digital humans in video game applications, and in other real-time applications. Traditional feature film visual effects companies also, from time to time, produce digital human characters for feature films. While such companies, in the video game markets and in the film markets, have struggled to produce digital human characters that are extremely realistic and believable as humans, we do expect the demand for digital humans and related applications to grow and such competition to intensify.

Employees

As of May 31, 2019, we have seven full-time employees and utilize independent contractors to fulfill our programming, coding and business development efforts. None of our employees are represented by a union. We consider our relations with our employees to be good.

Recent Developments

(i)	Reverse Stock-Split and increase in Authorized Share Capital

On February 28, 2019, the Company effectuated a 1-for-30 reverse stock split, and post-split, increased the authorized Stock, par value $0.0001 per share, to 400 million shares of common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

(ii)	Series X Preferred Stock

On August 6, 2018, the Company amended its Articles of Incorporation to designate the Series X Convertible Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”), as a series of preferred stock of the Company. 1,000,000 shares of Series X Preferred Stock are authorized. These 1,000,000 shares of Series X Preferred Stock were then issued in connection with the acquisition of Evolution AI on August 8, 2018, wherein each share of Series X Preferred Stock is convertible into 15 shares of common stock. The rights and preferences of the Series X are identical to our common stock. The Series X Preferred Stock automatically converted to 15,000,000 shares of common stock of February 28, 2019.

(iii)	Acquisition of Evolution AI

On August 8, 2018, the Company entered into a share exchange agreement to acquire 100% of Evolution AI Corporation (“EAI”), which included EAI’s principal asset consisting of a 58% interest in Pulse Evolution Corporation (“PEC”). Pursuant to the terms of the closing agreement, the Company became a 99.7% owner of EAI. The Company acquired its ownership interest in EAI by issuing 1 million shares of its Series X Convertible Preferred Stock which has an aggregate fair value of $211.5 million.

The Company accounted for the transaction as a business combination using the acquisition method of accounting based on ASC 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determined that it was the accounting acquirer under ASC 805. This determination was primarily based on existing management of the Company retaining 4 of the 5 seats on the Board, the provisions of the voting rights agreement entered between the Company and John Textor the principal selling stockholder of EAI, and company management continuing to operate the business in their key roles following the business combination.

Contemporaneous Events and Agreements

(iv)	Changes in Leadership

On August 8, 2018, Mr. John Textor, principal stockholder of EAI, was named as Chief Executive Officer and a member of the board of directors. Mr. Alexander Bafer, the Company’s Chief Executive Officer and Chairman of the Board, resigned from his role as Chief Executive Officer and was appointed as the Company’s Executive Chairman of the Board.

(v)	Voting Agreement

In connection with the closing of the Exchange, Messrs. Textor and Bafer entered into a Voting Agreement as of August 8, 2018 (the “Voting Agreement”), pursuant to which Messr. Textor agreed to vote his shareholdings with Bafer constituting a 54% majority vote of all shares of the Company’s capital stock held by them (the “Textor and Bafer Shares”) as follows:

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

(vi)	Brick Top and Southfork Share Exchange Agreement

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s Chief Operating Officer and Director, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 2,725,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 908,333 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork. This transaction was structured to simplify the capital structure of the Company, and to ensure voting rights were proportional and equitable among all shareholders after the EAI acquisition was completed.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property. We maintain office space at 1115 Broadway, 12th Floor, New York, NY 10010 under a monthly rental agreement, which commenced on November 1, 2017, providing for rental payments of $198 per month.

We maintain office space at 5550 Glades Road, Suite 516, Boca Raton, Florida 33431 under a one-year rental agreement, which commenced on April 1, 2014, providing for rental payments of $3,000 per month. This lease is now on a month to month basis.

On February 14, 2019, the Company entered into a lease for new offices in Jupiter, Florida. The lease has an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,437. The Company has an option to extend the lease for another year until August 31, 2021 for an annual rent of $94,884 and a second option for a further annual extension until August 31, 2022 for an annual rent of $97,730.

Item 3. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred.

On August 27, 2018 plaintiff, Scott Meide, unrepresented by counsel, filed a pro se complaint in the United States District Court for the Middle District of Florida, Jacksonville Division against Pulse Evolution Corporation, now a subsidiary of the Company naming its former officers among others as defendants. The Company’s position is that the pro se Complaint is defamatory, without merit in fact or law and represents an extortive attempt to coerce payment under threat of reputational harm and has filed a motion to dismiss on September 25, 2018. We are currently awaiting the judge’s decision on the motion. A reserve for potential losses has not been established by the Company. Legal expenses associated with the case have been expensed as incurred.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink tier of the OTC Markets under the symbol “DGLF.” Prior to March 27, 2019, our stock symbol was “BTOP.” Trading in OTC stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our stock has been thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
2017
Quarter Ended March 31, 2017	$120.00	$0.30
Quarter Ended June 30, 2017	$3.75	$24.00
Quarter Ended September 30, 2017	$30.30	$15.00
Quarter Ended December 31, 2017	$15.30	$9.30

2018
Quarter Ended March 31, 2018	$66.60	$9.30
Quarter Ended June 30, 2018	$15.60	$9.27
Quarter Ended September 30, 2018	$23.10	$9.18
Quarter Ended December 31, 2018	$12.90	$5.70

On June 4, 2019, the closing sale price for our common stock was $4.75. As of June 4, 2019, there were approximately 294 record holders, an unknown number of additional holders whose stock is held in “street name” and 22,874,386 shares of common stock issued and outstanding.

Recent Sales of Unregistered Securities

Issuance of Common Stock for Cash

During the year ended December 31, 2018, the Company issued 623,578 shares of common stock for proceeds of $3.2 million. During the year ended December 31, 2017, the Company issued 32,625 shares of common stock for proceeds of $175,000.

Issuance of Common Stock and Options for Services

During the year ended December 31, 2018, the Company issued an aggregate of 407,943 shares of fully vested common stock with an aggregate fair value of $3.3 million to various non-employees for services.

On February 1, 2018, the Company granted options to purchase 16,667 shares of common stock to Alex Bafer, the Company’s Chief Executive Officer from February 1, 2018 until August 8, 2018. The options have a 10-year term and an exercise price of $28.20. The fair value of the options on the grant date was $470,000.

Issuance of Common Stock for Commitment Fee

During the year ended December 31, 2018 pursuant securities purchase agreements with Auctus Fund, the Company issued 3,072 shares to Auctus as a commitment fee at a fair value of $63,000.

Issuance and Recall of Common Stock for Commitment Fee Refund

During the year ended December 31,2017, the Company issued 3,595 shares of common stock to Labrys Fund LP, in connection with an issuance of convertible debt with a fair value of $55,000. The shares were issued subject to recall by the Company in the event that the Company repaid the convertible debt within 180 days of issuance. During the year ended December 31, 2018, the Company repaid the debt and recalled the shares within the 180-day repayment period.

Issuance of Common Stock upon Conversion of Note Payable

During the year ended December 31, 2018, the Company issued 4,333 shares of common stock for $18,000 upon the contractual conversion of principal of a convertible note payable.

Issuance of Common Stock for Cashless Exercise of Warrants

During the year ended December 31, 2018, the Company issued 15,606 shares of common stock upon the cashless exercise of 3,008 common stock purchase warrants. The Company recorded a $94,000 loss for 10,492 shares issued in excess of the contractual number of shares stipulated in the warrant.

Issuance of Common Stock Upon Exchange of Series A Preferred Stock

During the year ended December 31, 2018 the Company issued 3,633,333 shares of common stock upon the exchange of 5,000,000 shares of Series A Preferred Stock pursuant to the terms of the certificate of designation of the Series A Preferred Stock. The quantity of common stock issued took into consideration the elimination of the preferential voting rights of the Series A preferred Stockholders.

Issuance of Common Stock Upon Conversion of Series B Preferred Stock

During the year ended December 31, 2018 the Company issued 66,667 shares of common stock upon the contractual conversion of 1,000,000 shares of Series B Convertible Preferred Stock pursuant to the terms of the certificate of designation of the Series B Convertible Preferred Stock.

Issuance of Common Stock Upon Conversion of Series C Convertible Preferred Stock

During the year ended December 31, 2018 the Company issued 94,966 shares of common stock upon the contractual conversion of 1,424,491 shares of Series C Convertible Preferred Stock pursuant to the terms of the certificate of designation of the Series C Convertible Preferred Stock.

During the year ended December 31, 2017, the Company issued 2,605,833 shares of common stock upon the contractual conversion of 39,087,500 shares of Series C Convertible Preferred Stock pursuant to the terms of the certificate of designation of the Series C Convertible Preferred Stock.

Issuance of Series X Convertible Preferred Stock for Business Acquisition

During the year ended December 31, 2018 the Company issued 1,000,000 shares of Series X Convertible Preferred stock to the selling stockholders as consideration in the acquisition of Evolution AI. During the first quarter of 2019, concurrent with the increase in the number of authorized common shares effective upon an amendment to the Company’s Certificate of Incorporation, the series X Convertible Preferred shares automatically converted into an aggregate of 15,000,000 shares of common stock.

Issuance of Common Stock for Purchase of Asset

In November 2018, the Company acquired Namegames LLC pursuant to an agreement dated February 1, 2018 and issued 23,360 shares of common stock with an aggregate issuance date fair value of $658,000 (Note 4).

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” are to Pulse Evolution Group, Inc. and its subsidiaries, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying related notes included in this Annual Report on Form 10-K.

Overview

Pulse Evolution Group, Inc.is a developer of hyper-realistic digital humans – computer generated assets that can be distributed across the full spectrum of traditional media and emerging display technologies, including live entertainment, virtual reality, augmented reality, mobile, interactive and artificial intelligence applications.

Results of Operations for the Years Ended December 31, 2018 and 2017

	December 31,
	2018	2017

Revenue	$-	$41
Stock based compensation	(3,701)	(410)
Executive Compensation	(506)	(256)
Compensation	(508)	-
Marketing and advertising	(889)	-
Legal and Professional	(833)	(251)
Depreciation and Amortization	(8,217)	-
General and Administrative expenses	(309)	(268)
Operating Expenses	(14,963)	(1,185)
Change in fair value of subsidiary warrant liability	(91)	-
Change in fair value of derivative liability	741	12,367
Gain on extinguishment of convertible notes	1,852	-
Interest expense	(2,651)	(911)
Other income/(expense)	(94)	173
Other Income/(Expense)	(243)	11,629
Income/(Loss) from Continuing Operations	(15,206)	10,485
Loss from discontinued operations	-	(11)
Income tax benefit	(2,114)	-
Net (Loss)/Income	$(13,092)	$10,474

Revenues

There were no revenues recognized for the year ended December 31, 2018. Revenues of $41,000 were recognized for the year ended December 31, 2017, which were related to the commercialization and sale of an iOS application.

Operating Expenses

During the year ended December 31, 2018 operating expenses totaled $15.0 million compared to $1.2 million for the year ended December 31, 2017. The increase of $13.8 million was primarily due to $8.2 million of amortization expense recognized from our intangible assets associated with the acquisition of EAI, $3.7 million of stock-based compensation expense, $0.9 million of investor relations and business development and $0.8 million of legal and other professional fees, including accounting and public company related fees, $0.5 million of executive compensation and $0.5 million of other compensation expense. The increase of $3.7 million of stock-based compensation expense was primarily related to the issuance of 407,943 common shares, with a fair value of approximately $3.0 million to non-employees for legal and consulting services rendered, and the vesting of employee stock options with a 10-year term, an exercise price of $28.20 and a grant date fair value of $0.5 million. The increase of $0.5 million in executive compensation during the year ended December 31, 2018 was due to increased annual salaries and bonuses payable to the Company’s chief executive officer and executive chairman. The increase of $0.5 million in other compensation expense is primarily related to increased payroll and related benefits for new employees hired during the year ended December 31, 2018.

Other Income/Expense

During the year ended December 31, 2018 other expenses totaled $0.2 million compared to other income of $11.6 million for the year ended December 31, 2017. The decrease of $11.9 million is primarily related to a lower gain of $0.7 million recognized for the change in fair value of our derivative liability during the year ended December 31, 2018, compared with $12.4 million recognized for the year ended December 31, 2017 upon the extinguishment of related debt obligations and free standing warrants, and an increase of $1.7 million of interest expense which was primarily related to the $1.3 million increase in amortization of the debt discount related to the embedded conversion options recorded and $0.4 million of coupon interest, and offset by the gain on extinguishment of $1.9 million, related to our convertible notes.

Income Taxes

During the year ended December 31, 2018, we recorded an income tax benefit of $2.1 million. The Company’s deferred tax liability is tied to our amortizable intangible assets. The amortization of intangibles of $8.2 million caused the deferred tax liability to decrease from $2.1 million, which resulted in an income tax benefit for the period.

Net Income/Loss

During the year ended December 31, 2018, our net loss was $13.1 million, compared to net income of $10.5 million for the year ended December 31, 2017.

Liquidity and Going Concern

Cash Flows (in thousands)

	December 31,
	2018	2017

Net cash used in operating activities	$(3,153)	$(612)
Net cash used in investing activities	-	(6)
Net cash provided by financing activities	3,107	618
Net decrease in cash	$(46)	$-

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $31,000, a working capital deficiency of $18.5 million and an accumulated deficit of $21.8 million at December 31, 2018. The Company incurred an $15.2 million loss from continuing operations and used $3.2 million of cash in its operating activities for the year ended December 31, 2018. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that those financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including its ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong, currently scheduled to open in January 2020. The agreement requires the Company to invest at least $2.0 million in a related production company, in exchange for which the Company has received a profit-sharing interest in the production, billing credit as associate producer, and certain rights to participate in possible future productions of DreamWorks’ Kung Fu Panda property in similar theatrical productions.

In March 2019, the Company raised $1.0 million by issuing 93,910 shares of its common shares for an average price of $11.28 per share to a Hong Kong-based family office group. In connection therewith, the Company has also granted warrants to acquire an additional 200,000 common shares, subject to exercise prices of between $11.00 and $13.50 per share, or $11.31 on a weighted average basis, payable in cash at any time prior to March 31, 2020. In addition, the Company has raised $778,000 through the issuance of common stock between January and May 2019 at various prices ranging between $5.00 to $9.00 per share to a number of smaller investors.

Management believes that the Company has access to capital through potential issuances of debt and equity securities.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing.

Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $3.2 million, which primarily consisted of our net loss of $13.1 million, adjusted for non-cash expenses of $9.3 million including, $8.2 million of depreciation and amortization expenses, $3.8 million of stock-based compensation expense, $1.5 million of amortization expense for the debt discount related to our convertible notes, offset by $2.1 million of income tax benefit, $1.9 million for the gain on extinguishment related to our convertible notes, $0.7 million for the change in fair value of our derivative liability, and the increase in accounts payable and accrued expenses of $0.6 million.

For the year ended December 31, 2017, net cash used in operating activities was $0.6 million, which primarily consisted of our net income of $10.5 million, adjusted for non-cash expenses of $11.3 million including, a $12.4 million gain recognized for the change in fair value of our derivative liability.

Investing Activities

There were no investing activities for the year ended December 31, 2018.

For the year ended December 31, 2017, net cash used in investing activities was nominal.

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $3.1 million. The net cash provided is primarily related to $3.1 million of proceeds received from the sale of our common stock, $1.8 million of proceeds received from the issuance of our convertible notes, offset by repayments of $1.8 million of our convertible notes.

For the year ended December 31, 2017, net cash provided by financing activities was $0.6 million. The net cash provided is primarily related to $0.5 million of proceeds received from the issuance of our convertible notes and $0.2 million of proceeds received from the sale of our common stock, offset by repayments of $40,000 of our convertible notes.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission (the “SEC”), considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements.

Business Combinations

During the year ended December 31, 2018, the Company acquired 99.7% of Evolution AI (EAI) which included EAI’s 58% majority interest in Pulse Evolution Corporation. The transaction was accounted for as a Business Combination using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible liabilities and identifiable intangible assets acquired.

The Company used significant judgement in estimating the fair values of the intangible assets acquired, based on management’s forecasts of future revenues, the cost to develop these technologies, valuations of comparable technology assets, and future monetization potential. The Company recorded a deferred tax liability resulting from the acquisition and recorded Goodwill based on the excess of the purchase price over the fair value of the net identifiable intangible assets acquired, after accounting for non-controlling interest. The acquisition is a non-taxable business combination. Accordingly, the goodwill is considered non-deductible for income tax purposes.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight- line basis over their estimated useful lives as follows

Human animation technologies	7 years
Trademark and trade names	7 years
Animation and visual effects technologies	7 years
Digital asset library	7 years
Intellectual property	7 years

Derivative Financial Instruments

The Monte Carlo Model was used to estimate the fair value of the embedded conversion features of the Company’s convertible notes. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the convertible notes. There were no extinguishment charges, as the notes converted to shares in accordance with the prepayment provisions specified in the note agreements.

The Company used a Black-Scholes Model to record the fair value of the warrant liability assumed at the date of acquisition and at December 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted and will use this guidance for all goodwill impairment tests beginning January 1, 2019.

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019. The Company’s warrants with down round features will be reclassified as equity as of the effective date.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements

Recently Adopted Accounting Standards

In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. The Company implemented the standard on the effective date of January 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements as the Company did not have a material amount of revenue.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance as of January 1, 2018. See Note 4 regarding the adoption of ASU 2017-01.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant date under ASC 718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard as of January 1, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

New Independent Registered Public Accounting Firm

On January 15, 2019, the Company received a notice of resignation from Fruci & Associates II, PLLC (“Fruci”), the Company’s independent registered accounting firm. Citing its boutique size Fruci indicated that because of the Company’s change in operations and its business plan to grow substantially and quickly, the Company would be much better served by a larger audit firm with experience consistent with the Company’s future plans and change in operations. Fruci also expressed its view of the very positive working relationship between the Company and Fruci staff, a sentiment which is shared by management of the Company, and Fruci’s disappointment that the Company had grown beyond the boutique business model of Fruci.

Fruci’s report on the Company’s financial statements for the fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Fruci’s report did contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. Furthermore, during the Company’s fiscal year ended December 31, 2017 and through January 15, 2019, there have been no disagreements with Fruci on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Fruci’s satisfaction, would have caused Fruci to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such period.

Except as set forth below, for the fiscal year ended December 31, 2017 and through January 31, 2019, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. Fruci’s report for the fiscal year ended December 31, 2017 included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

On March 1, 2019, the Board of Directors of the Company appointed Marcum LLP (“Marcum”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through March 1, 2019, neither the Company nor anyone acting on the Company’s behalf consulted Marcum with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2018, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

●	We did not perform an effective risk assessment or monitor internal controls over financial reporting.
●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of generally accepted accounting principles in the United States and SEC disclosure requirements;
●	Limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

●	The Company lacks sufficient in-house expertise and training in complex accounting principles and SEC reporting and disclosure requirements
●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.
●	The Company lacks a system of tracking obligations to identify and file income tax and other tax reports on a timely basis.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
John Textor	53	Chief Executive Officer and Director
Alexander Bafer	47	Executive Chairman and Director
Frank Esposito	45	Chief Legal Officer and Director
Anand Gupta	49	Chief Financial Officer
Jordan Fiksenbaum	47	President

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

John Textor. Mr. Textor was appointed as our Chief Executive Officer and Director in August 2018. He has been Executive Chairman of EAI since its inception in November 2017. EAI is a development stage company focused on the adaptation and development of human animation technology to enable diverse artificial intelligence platforms to interact with consumers in the relatable form of a human face. Mr. Textor founded PEC, a majority owned subsidiary of EAI, on May 31, 2013. PEC is a globally recognized pioneer in the development of hyper-realistic digital humans for live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications. From May 2015 until July 2017, he served as Chief Financial Officer of PEC. From January 2015 until July 2017, Mr. Textor served as Chief Executive Officer of PEC.

Mr. Textor is a globally recognized, pioneer and developer of disruptive technologies, creative content, and digital distribution business models for media, entertainment and the internet. Featured as “Hollywood’s Virtual Reality Guru”, by Forbes, Mr. Textor stands among the earliest pioneers of the convergence of entertainment media and technology. Mr. Textor is widely credited as the pioneer of the new Holographic Entertainment industry. He is responsible for the 2012 appearance of Virtual Tupac Shakur at the Coachella Valley Music Festival and the performance of Virtual Michael Jackson at the 2014 Billboard Music Awards, generating more than 100 million YouTube views and 98 billion Internet impressions worldwide.

At a time when major record labels and film studios were rejecting all forms of digital distribution, and Napster was treated as a ‘defendant’ more than a pioneer, Textor created an internet-based 3-D multi-user virtual world. This new technology became the first digital distribution platform to be endorsed by Metallica, one of the most outspoken opponents of Napster and online content sharing. Supported by joint-ventures with leading digital rights management companies, such as IBM, and strategic relationships with leading music artists and action sports companies, Textor’s Jester Digital Corporation was among the earliest to create internet-based multi-user virtual reality and game-like environments which paved the way for the convergence of music and the internet, massive multi-player games and the digital distribution of entertainment content.

Mr. Textor’s belief in the importance of high-quality computer generated visual content ultimately led him to become the largest shareholder and Co-Chairman of the predecessor to Digital Domain (HKSE: 547). He led its acquisition and restructuring from May 2006, through a NYSE valuation of $450 million in Spring 2012. The company was responsible for the visual effects of more than 80 large scale feature films, including such blockbusters as Transformers, Flags of our Fathers, Tron:Legacy, Real Steel, Pirates of the Caribbean at World’s End and Thor. Under Mr. Textor’s leadership, Digital Domain experienced a doubling of its revenues in three years and was re-established as a market leader in visual effects. The company won multiple Academy Awards, CLIO advertising awards and was recognized as the first visual effects company to deliver a believable digital human actor in The Curious Case of Benjamin Button. This achievement, known as the ‘Holy Grail of Animation’, earned the company a 2009 Academy Award for Achievement in Visual Effects. Mr. Textor resigned from Digital Domain in September 2012, providing notice through associated SEC filings of his intent to acquire Digital Domain in competition with plans proposed by various hedge funds and Digital Domain’s leading China-based shareholder. Mr. Textor’s proposals were not accepted and Digital Domain was subsequently restructured by its hedge fund stakeholders, ultimately resulting in the company’s multi-billion dollar IPO in Hong Kong.

In late 2013, Mr. Textor organized a group of former Digital Domain employees, including Academy Award winning digital artists and human animation specialists, to launch PEC. In 2015, Mr. Textor achieved ‘pop culture status’ as he and his principal partner were parodied in the holograms episodes of the globally successful animated sitcom, South Park. Prior to handing over day-to-day leadership of PEC to his successor management team, Mr. Textor’s Pulse Evolution created, funded, and launched a project to develop Virtual ABBA with celebrated music producer Simon Fuller, resulting in the long hoped-for reunion of the world renowned Swedish pop band, now anticipated for late 2019.

With a desire to pursue deeper and more globally impactful uses of digital humans, Mr. Textor created Evolution|AI Corporation. The company is focused on the adaptation and development of human animation technology. This will enable diverse artificial intelligence platforms to interact with consumers in the relatable form of a human face. Evolution|AI intends to develop a robust library of fully functional human faces, and human characters. The technology will allow people to communicate with leading artificial intelligence platforms, such as IBM’s Watson or Facebook’s Jasper, just as they would expect to communicate with another human being.

Tracing his roots as a programmer back to the early 1980’s Mr. Textor’s professional track record in technology began with his departure from an investment banking post at Shearson Lehman Hutton in the early 90’s. Mr. Textor became the principal founder of Wyndcrest Holdings, LLC, a private holding company focused on technology-related opportunities in entertainment, telecommunications and the Internet. Wyndcrest was best known for its support of the impressive, but then struggling Art Technology Group, a principal pioneer of internet personalization technology that would ultimately achieve a liquid $10.5 billion valuation as one of the most successful IPOs of 1999. Within Wyndcrest, he also served as the Chairman and CEO of BabyUniverse, Inc., a leading e-tailer of baby-related products, which Mr. Textor saved from insolvency with only a $300,000 investment in 2001, increasing revenues from $1 million to $40 million, and selling in October of 2007 for roughly $90 million.

He was a founding director and the largest shareholder of Virtual Bank, a Florida-based Internet banking startup that ultimately became a multi-billion dollar diversified financial services company, also having created several affinity branded internet banks for major corporations, such as MicrosoftVirtualBank, EMCVirtualBank, WorldcomVirtualBank and TextronVirtualBank. He was also a director of Multicast Media Technologies, Inc., a global provider of Internet-based broadcast media, which was sold successfully to KIT Digital of Czechoslovakia. Previously Mr. Textor served as Chairman of the Board and principal owner of Sims Snowboards, the world’s 2nd leading snowboard brand. During his tenure he created the World Snowboarding Championship.

Mr. Textor is a graduate of Wesleyan University in Middletown, CT. Mr. Textor brings our board his considerable experience in the strategic planning and growth of entertainment properties and companies, which qualifies him to serve as a director of our company.

Alexander Bafer. Mr. Bafer has served as our Executive Chairman since August 2018. He also served as our Chief Executive Officer and Chairman of the Board from February 2018 to August 2018. In addition, Mr. Bafer served as our Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors from 2009 to 2016 and from April 2017 to January 2018. He also served as our Chief Development Officer and Chairman of the Board of Directors from 2016 to January 2018. Mr. Bafer is a seasoned executive and an established entrepreneur, with diverse experience in entertainment, technology, venture capital, and investment management. Mr. Bafer successfully led the organization and development of numerous startup companies, having also achieved a number of successful exits. He is principally responsible for the transformation of our Company from a film entertainment and production company, into a forward-looking entertainment technology and mixed reality company. Mr. Bafer’s business management and financial acumen were apparent even early on in his career and have permeated throughout it ever since. After graduating in the top 4% of his St. John’s University class, Mr. Bafer moved on to help manage a $500 million portfolio at Merrill Lynch in New York City. He then assumed a position as senior account executive with Preferred Securities Group in Boca Raton, Florida, where he was quickly promoted to President and Managing Director, responsible for overseeing the firm’s three trading offices, 50 registered representatives and numerous support personnel. From there he accepted an equity position as a fund manager where he was involved in all aspects of building, organizing and managing a hedge fund. Throughout his career, Mr. Bafer has been active as a venture capitalist and business incubator, where he has been instrumental in support of numerous prominent start-up ventures.

Frank Esposito. Mr. Esposito has served as our Chief Legal Officer since July 2014 and as our director since February 2017. Mr. Esposito also served as interim Chief Executive Officer from January 2018 until February 2018. Mr. Esposito, former general counsel to several notable production companies and previously counsel to software development and social media companies, has also represented myriad artists, including a Grammy Award nominee and feature film directors.

Mr. Esposito began his legal career as an Assistant Corporation Counsel for the City of New York. Representing Mayor Rudolph Giuliani and other high-level officials in litigation centering on the policies and practices of New York City, Mr. Esposito functioned as lead counsel for several high-profile litigations. Bringing a tremendously successful public sector litigation practice to conclusion, Mr. Esposito left the Corporation Counsel’s Office for a preeminent private sector litigation firm. After that firm merged with a leading international law firm, Mr. Esposito continued his representation of Fortune 500 and other multi-national corporations on an international level.

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

Anand Gupta. Mr. Gupta was appointed as Chief Financial Officer and Executive Vice President of Finance of the Company in November 2018. Prior to joining our company, Mr. Gupta worked at Al Jazeera America from September 2013 until June 2016 as the Executive Vice President, Finance and Business Operations. Between January 2012 until August 2013, Mr. Gupta served as Vice-President, Business Planning and Operations at HBO. Before that, Mr. Gupta worked between May 2005 until October 2011 as Vice-President, Financial Planning at Warner Bros.

Mr. Gupta has extensive experience in the media and entertainment industry and also has a Big 4 audit background. His experience in the media and entertainment industry will help the Company manage its financial operations and stay compliant with audit and SEC reporting regulations.

Mr. Gupta is an alumnus of Harvard Business School, where he completed the Senior Executive Leadership Program. Mr. Gupta also graduated with an MBA from Wharton Business School, and holds membership of American Institute of Certified Public Accountants and the Institute of Chartered Accountants in England & Wales.

Jordan Fiksenbaum. Mr. Fiksenbaum was appointed as President on February 1, 2019, and has served as Chief Executive Officer of Pulse Evolution Corporation since June 2017. Prior to joining Pulse Evolution, Mr. Fiksenbaum was the founder and Chief Executive Officer of Pop Experience from January 2015 until May 2017. From January 2014 until September 2014, Mr. Fiksenbaum served as Vice President of Marketing/PR-Resident 7Show Division of Cirque du Soleil. Mr. Fiksenbaum has been working professionally in the live entertainment industry for over 30 years, now bringing to the Company his impressive and relevant experience in senior management including strategic planning, operations, sales, marketing, promotions, event programming, and ticketing. While at Cirque du Soleil, he was responsible for the marketing, sales and public relations initiatives of nine resident shows, including launching Michael Jackson One in Las Vegas, which features an appearance of the holographic likeness of Michael Jackson. Within the theatre industry, Mr. Fiksenbaum worked on numerous award-winning productions, including The Phantom of the Opera, Ragtime, Disney’s the Lion King, Wicked, Les Misérables and Spamalot. His extensive experience and background also include his role as former Vice President of Theatrical Productions for Kimmel Center, Inc. in Philadelphia, and serving as a senior consultant to a diverse group of companies including Feld Entertainment, Celine Dion, DuPont, the Kodak Theatre and Theatre Dreams.

Background and Qualifications of Directors

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

Our board currently consists of Messrs. Textor, Bafer (Chair) and Esposito. We do not currently have any board committees and traditionally operate by unanimous consent.

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

Director Compensation

In 2018, we did not have any non-employee directors. None of our directors received additional compensation for their services as a director.

Delinquent Section 16(a) Reports

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

Based solely upon our review of copies of such forms received by us, we believe that, except as hereinafter disclosed, during the fiscal year ended December 31, 2018, any required Form 3s, 4s and 5s were timely filed: Mr. Textor failed to file a Form 3 and Mr. Gupta failed to timely file a Form 3.

Item 11. Executive Compensation.

2018 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each of our “named executive officers,” as such term is defined in Item 402(m)(2) of Regulation S-K.

Name	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)
John Textor	2018	$198,925	(2)	$50,000	$-		$248,925
Chief Executive Officer (1)	2017	$-		$-	$-		$-

Alexander Bafer Executive Chairman and	2018	$334,341	(4)	$50,000	$469,871	(5)	$854,212
Former Chief Executive Officer (3)	2017	$125,000		$-	$-		$125,000

Anand Gupta	2018	$22,222		$-	$-		$22,222
Chief Financial Officer (6)	2017	$-		$-	$-		$-

(1) Mr. Textor became an executive officer on August 8, 2018.

(2) Represents an annual salary of $500,000 of which $198,925 has been accrued from August 8, 2018 until December 31, 2018. Mr. Textor is also entitled to receive an annual bonus of $100,000 which has been accrued on a pro rata basis.

(3) Mr. Bafer became an executive officer in February 2018. He was appointed Chief Executive Officer in February 2018. On August 8, 2018, he resigned as Chief Executive Officer and assumed the role of Executive Chairman. The accrued salary of Mr. Bafer is reflected within the table.

(4) Represents (i) Annual salary of $250,000 of which $134,415 salary was accrued by Mr. Bafer as Chief Executive Officer from February 2018 to August 2018, and (ii) Annual salary of $500,000 of which $198,925 was accrued by Mr. Bafer as Executive Chairman from August 2018 to December 2018. Mr. Bafer is also entitled to receive an annual bonus of $100,000 which has been accrued on a pro rata basis.

(5) Represents the fair value of (i) Stock Option of 8,334 granted on February 1, 2018 as Chief Executive Officer from February 1, 2018 until August 8, 2018, and (ii) Stock Option of 8,333 granted on February 1, 2018 as Executive Chairman of the Board. These options are fully vested and have a 10-year term expiring February 2028 and have an exercise price of $28.20 per share.

(6) Mr. Gupta became an executive officer on November 12, 2018.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

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

Bafer Agreements

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

Previously, the Company and Mr. Bafer entered into employment agreement effective April 11, 2017, July 25, 2016 and February 1, 2018. Such agreements are no longer in effect.

Outstanding Equity Awards At 2018 Fiscal Year-end

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At June 4, 2019, we had 22,874,386 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of June 4, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1115 Broadway, 12th Floor, New York, NY 10010. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Named Executive Officers and Directors:	Amount and Nature of Beneficial Ownership		Percent of Class
John Textor	8,105,037	(1)	35.4%
Alexander Bafer	3,352,467	(2)	14.6%
Frank Esposito	66,250	(3)	*
Jordan Fiksenbaum	474,009		2.1%
Anand Gupta	237,004		1.0%
All directors and officers as a group (5 persons)	12,234,767		53.5%

* Less than 1%.

(1)	Represents (i) 7,648,947 held jointly by Mr. Textor and Deborah W. Textor, Mr. Textor’s spouse; (ii) 246,535 held by Mrs. Textor directly; and (iii) 209,555 held by Mrs. Textor as custodian for Mr. and Mrs. Textor’s minor son. These shares are subject to the Voting agreement entered on August 8, 2018.
(2)	Represents (i) 19 shares of common stock held by Mr. Bafer; (ii) 3,300,612 shares held by Brick Top Holdings, Inc., a company owned and controlled by Mr. Bafer, and (iii) 51,836 shares of common stock issuable upon conversion of a convertible promissory note. As of December 31, 2018, the promissory note has a principal balance of approximately $264,365 and is convertible at $5.1 per share. Mr. Bafer has voting and dispositive control over the shares held by Brick Top Holdings, Inc. These shares are subject to the Voting agreement entered on August 8, 2018.
(3)	Represents (i) 66,250 shares held by Mr. Esposito, and (ii) 1 share held by Esposito Partners. Mr. Esposito has dispositive and investment control over the shares held by Esposito Partners.

Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted the 2014 Equity Incentive Stock Plan (the “Plan”). The Plan provides for the issuance of up to 166,667 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants. The Plan is administered by the Company’s Board, and has a term of 10 years.

Under this plan, 16,667 stock options have been granted to Mr. Alex Bafer, in February 1, 2018.

The table below sets forth information as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,667	$28.20	150,000
Equity compensation plans not approved by security holders	-	$-	-
Total	16,667	$28.20	150,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

Amounts owed to related parties as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017

Alexander Bafer, Executive Chairman	$25	$31
John Textor, Chief Executive Officer	304	-
Others	69	-
Total	$398	$31

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan which is due on demand. The amounts due to John Textor, Chief Executive Officer, represent a liability assumed in the acquisition of EAI. The amounts due to other related parties also represent liabilities assumed in the acquisition of EAI.

We assumed a $172,000 note payable due to a relative of the CEO, John Textor. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. We have accrued default interest for additional liability in excess of the principal amount. The note is currently in default.

In July 2015, we issued convertible promissory notes to Mr. Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible into shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount. In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of December 31, 2018, and December 31, 2017, the total outstanding principal note balance amounted to $265,000 and $434,000, including accrued interest of $161,000 and $141,000, respectively. The notes are currently past due.

On December 28, 2016, we issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. As of December 31, 2018, and December 31, 2017, accrued interest of $3,000 and $1,000 is due, respectively.

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the company’s Chief Operating Officer and Director, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 2,725,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 908,333 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork. This transaction was structured to simplify the capital structure of the Company, and to ensure voting rights were proportional and equitable among all shareholders after the EAI acquisition was completed.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed or will be billed to our company for the years ended December 31, 2018 and 2017 for professional services rendered by Fruci & Associates II, PLLC (“Fruci”), our independent registered accounting firm until January 15, 2019. The Company appointed Marcum LLP as independent auditors on March 1, 2019.

Fees	2018	2017
Audit Fees - Fruci	$70,306	$31,000
Audit Fees – Marcum LLP	125,000	-
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$195,306	$31,000

Audit Fees

Audit fees to Fruci were for professional services rendered for the audits of our annual financial statements for the year ended December 31, 2017 and for review of our quarterly financial statements during the year ended December 31, 2018. Audit fees payable to Marcum LLP were for professional services rendered for the audits of our annual financial statements for the year ended December 31, 2018.

Audit-Related Fees

During 2018 and 2017, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2018 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2018 and 2017. As a result, there were no other fees billed or paid during 2018 and 2017.

Pre-Approval Policies and Procedures

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Pulse Evolution Group, Inc.
(formerly known as Recall Studios, Inc.)

For the years ended December 31, 2018 and 2017

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Shareholders and Board of Directors of

Pulse Evolution Group, Inc. (formerly known as Recall Studios, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pulse Evolution Group, Inc. (formerly known as Recall Studios, Inc.) and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, incurred significant operating and cash flow losses and needs to raise additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

June 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Recall Studios, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recall Studios, Inc. (“the Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the financial statements have been revised to incorporate changes in the income tax provision as well as the calculation of diluted earnings per share. Our opinion is not modified with respect to these matters.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Fruci & Associates II, PLLC

We served as the Company's auditor from 2017 to January 2019.

Spokane, Washington

April 17, 2018, except for certain diluted earnings per share and income tax provision items disclosed in Note 3, as to which the date is June 7, 2019.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)
Consolidated Balance Sheets

(in thousands, except for share and per share information)

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$31	$77

Total current assets	31	77

Property and equipment, net	14	6
Deposits	3	3
Intangible assets, net	136,078	-
Goodwill	149,975	-
Total Assets	$286,101	$86

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$2,475	$-
Accrued expenses	5,860	596
Due to related parties	398	31
Note payable	3,667	-
Note payable to related party, in default, due on demand	172	-
Convertible notes, net of discount of $456 and $290 respectively	587	923
Convertible notes - related parties	864	1,580
Warrant liability – subsidiary	4,528	-
Investor deposit	-	55
Total current liabilities	18,551	3,185

Deferred income taxes	35,000	-

Total Liabilities	53,551	3,185

Commitments and Contingencies (Note 19)	-	-

Stockholders’ Equity/(Deficit):
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 and 5,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively (no liquidation preference)	-	1
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively (no liquidation preference)	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized; 0 and 1,424,491 shares issued and outstanding as of December 31, 2018 and 2017, respectively (no liquidation preference)	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively (no liquidation preference)
Common stock, par value $0.0001, 400,000,000 shares authorized; 7,532,776 and 2,659,918 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	-
Additional paid-in capital	227,570	8,053
Non-controlling interest	26,742	-
Accumulated deficit	(21,763)	(11,153)
Total Stockholders’ Equity/(Deficit)	232,550	(3,099)

Total Liabilities and Stockholders’ Equity/(Deficit)	$286,101	$86

The accompanying notes are an integral part of these consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)
Consolidated Statements of Operations
( in thousands except for share and per share information)

	For the Years Ended December 31,
	2018	2017

Revenue	$-	$41

Operating Expenses:
General and administrative	6,746	1,185
Depreciation and amortization	8,217	-

Total operating expenses	14,963	1,185

Loss from operations	(14,963)	(1,144)

Other Income (Expense)
Interest expense	(2,651)	(911)
Gain on extinguishment of convertible notes	1,852	-
Change in fair value of subsidiary warrant liability	(91)	-
Change in fair value of derivative liability	741	12,367
Other income/(expense)	(94)	173

Total Other (Expense) Income, net	(243)	11,629

Income (Loss) From Continuing Operations	(15,206)	10,485

Discontinued Operations:

Loss from discontinued operations	-	(68)

Gain on sale of discontinued operations	-	57

Total Loss From Discontinued Operations	-	(11)

Net (Loss) Income Before Income Taxes	(15,206)	10,474

Income Tax
Income tax benefit	(2,114)	-

Net (Loss) Income	(13,092)	10,474

Net Loss attributable to non-controlling interest	2,482	-

Net (Loss) Income attributable to Pulse Evolution Group, Inc.	(10,610)	$10,474

Net (loss) income from continuing operations per common share;
-Basic	$(2.37)	$7.12
-Diluted	$(2.37)	$0.74

Net (loss) income from discontinued operations per common share;
-Basic	$-	$(0.00)
-Diluted	$-	$(0.00)

Net (loss) income per common share;
-Basic	$(2.37)	$7.12
-Diluted	$(2.37)	$0.74

Weighted average common shares outstanding
-Basic	4,481,600	1,471,933
-Diluted	4,481,600	2,165,619

The accompanying notes are an integral part of these consolidated financial statements.

Pulse Evolution Group, Inc
(formerly known as Recall Studios, Inc.)

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

(in thousands except for share information)

	Series A Preferred		Series B Convertible Preferred		Series C Convertible Preferred		Series X Convertible Preferred		Common Shares,		Additional		Non-
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Paid-In	Accumulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance January 1, 2017	5,000,000	$1	1,000,000	$-	40,511,991	$4	-	-	1,131	-	$7,372	$(21,627)	$(189)	$(14,439)

Issuance of common stock for cash									32,625	-	175			175

Issuance of common stock for services									16,700	-	410			410

Issuance of shares to former officer									33	-	-			-

Conversion of series C Preferred into common stock					(39,087,500)	(4)			2,605,833	-	4			-

Elimination of non-controlling interest upon sale of S&G									-	-	-	-	189	189

Warrants issued with convertible notes payable											37			37

Issuance of common stock for commitment fee									3,595	-	55			55

Net income												10,474	-	10,474

Balance December 31, 2017	5,000,000	$1	1,000,000	-	1,424,491	-	-	-	2,659,917	-	$8,053	$(11,153)	$-	$(3,099)

Issuance of common stock for cash									623,578	-	3,185	-	-	3,185

Issuance of common stock for services									407,943		3,752	-	-	3,752

Issuance of common stock for commitment fee									3,072	-	63	-	-	63

Conversion of Notes Payable into common shares									4,334	-	18	-	-	18

Cashless exercise of warrants									5,114	-	-	-	-	-

Excess shares issued upon cashless exercise of warrants									10,492		94			94

Beneficial conversion feature on note payable											50			50

Exchange of Series A Preferred into common stock	(5,000,000)	(1)							3,633,333	1		-	-	-

Conversion of Series B Preferred into common stock			(1,000,000)	-					66,667	-	-	-	-	-

Conversion of Series C Preferred into common stock					(1,424,491)	-			94,966	-	-	-	-	-

Issuance of Series X Preferred for business acquisition							1,000,000	-	-	-	211,500	-		211,500

Non-controlling interest of acquired business													29,224	29,224

Issuance of common stock for purchase of asset									23,360		658	-	-	658

Extinguishment gain on related party convertible notes recorded as a capital contribution											197			197

Net loss									-	-	-	(10,610)	(2,482)	(13,092)

Balance December 31, 2018	-	-	-	-	-	-	1,000,000	-	7,532,776	$1	$227,570	(21,763)	$26,742	232,550

The accompanying notes are an integral part of these consolidated financial statements.

Pulse Evolution Group, Inc
(formerly known as Recall Studios, Inc.)
Consolidated Statements of Cash Flows
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,092)	$10,474
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,217	-
Amortization of debt discount/non-cash financing cost	1,535	867
Gain on extinguishment of convertible notes	(1,852)	-
Loss on excess shares issued upon cashless exercise of warrants	94	-
Gain on settlement of accrued payroll	-	(163)
Common stock issued for services	3,752	410
Common stock issued for commitment fee	63	-
Deferred income benefit	(2,114)	-
Change in fair value of warrant liability	91	-
Fair value of derivative in excess of note payable	293	-
Change in fair value of derivative liability	(741)	(12,367)
Changes in operating liabilities
Accounts receivable	-	10
Prepaid expenses	-	(3)
Accounts payable	183	67
Due from related parties	73	-
Accrued expenses	344	292
Net Cash Used in Operating Activities of Continuing Operations	(3,153)	(413)
Net Cash Used in Operating Activities of Discontinued Operations	-	(199)
Net Cash Used in Operating Activities	(3,153)	(612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6)
Net Cash Used in Investing Activities	-	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of convertible notes	1,780	483
Repayments of convertible notes	(1,803)	(40)
Proceeds from sale of common stock	3,130	175
Net Cash Provided by Financing Activities	$3,107	618

Net Decrease in Cash	(46)	-
Cash - beginning of year	77	77
Cash - end of year	31	$77

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$588	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Series X convertible preferred stock issued in business acquisition (Note 4)	$211,500	$-
Common stock issued in asset acquisition (Note 4)	$658	$-
Extinguishment gain on related party convertible notes recorded as a capital contribution	$197	$-
Conversion of notes payable into common shares	$18	$-
Beneficial conversion feature	$50	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Note 1 – Organization, Nature of Business and Basis of Presentation

Overview

Pulse Evolution Group, Inc. was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to Brick Top Productions, Inc. in October 2010, and to Carolco Pictures, Inc. in January 2015. Effective November 29, 2017, the Company’s corporate name was changed to Recall Studios, Inc. On February 28, 2019, the Company’s corporate name was changed to Pulse Evolution Group, Inc.

We are a technology company that focuses on human animation and hyper-realistic digital human technologies; computer generated assets that can be distributed across a spectrum of traditional media and emerging display technologies, including live entertainment, virtual reality, augmented reality, mobile, interactive and artificial intelligence applications.

Acquisition of Evolution AI

On August 6, 2018, the Company amended its Articles of Incorporation to designate the Series X Convertible Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”).

On August 8, 2018, the Company entered into a share exchange agreement to acquire 100% of Evolution AI Corporation (“EAI”), which included EAI’s 58% majority interest in Pulse Evolution Corporation (“PEC”). Pursuant to the terms of the Closing Agreement, the Company became a 99.7% owner of EAI. The Company acquired its ownership interest in EAI by issuing 1 million shares of its Series X Convertible Preferred Stock which has an aggregate fair value of $211.5 million.

The Company accounted for the transaction as a business combination using the acquisition method of accounting based on ASC 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determined that it was the accounting acquirer under ASC 805. This determination was primarily based on existing management of the Company retaining 4 of the 5 seats on the Board, the provisions of voting rights agreement entered between the Company and the principal founder of EAI, and Company operating management continuing in key roles following the business combination.

Reverse Stock-Split and Increase in Authorized Share Capital

On January 9, 2019, the Company amended its certificate of incorporation to increase the authorized number of shares of its $0.0001 per share common stock, par value, to 400 million shares. The Company also effectuated a 1-for-30 reverse stock split of its common stock on February 28, 2019 and all share and per share values for all periods presented in this annual report are retroactively restated for the effect of the reverse stock split. All of the outstanding shares of Series X Preferred Stock also automatically converted into an aggregate of 15,000,000 shares of common stock on February 28, 2019.

Discontinued Operations

On June 15, 2017, Recall Studios, Inc. entered into a Purchase and Sale Agreement with Metropolitan Sound + Vision LLC (Metro), a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc., a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constitutes 75% of the issued and outstanding shares of S&G. Pursuant to current accounting guidelines, the business component is reported as a discontinued operations. (Note 17)

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $31,000, a working capital deficiency of $18.5 million and an accumulated deficit of $21.8 million at December 31, 2018. The Company incurred a $15.2 million loss from continuing operations and used $3.2 million of cash in its operating activities for the year ended December 31, 2018. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan.  These obligations include liabilities assumed in acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including its ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong, which is currently scheduled to open in January 2020. This agreement requires the Company to invest at least $2.0 million in a related production company in exchange for a profit-sharing interest in the production and certain rights to participate in possible future productions of DreamWorks’ Kung Fu Panda property.

In March 2019, the Company raised $1.0 million by issuing 93,910 shares of its common shares for $11.28 per share to an unrelated investor. In connection therewith, the Company has also issued warrants to acquire an additional 200,000 common shares, subject to exercise prices ranging from $11.00 and $13.50 per share exercisable at any time prior to March 31, 2020.

In addition to the above, the Company has raised $778,000 through the issuance of common stock between January and May 2019 at various prices ranging between $5.0 to $9.0 per share to a number of smaller investors.

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 99.7% owned principal operating subsidiary EAI, inactive subsidiaries York Production LLC and York Production II LLC and its 58% majority owned subsidiary PEC. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the previously reported financial position or results of operations.

Previously Reported Financial Statement Errors

Diluted Earnings per Share

When calculating diluted earnings per share for the year ended December 31, 2017, The Company did not add back interest expense of $911,000 and adjust for the change in fair value of conversion options of $9,792,000.  The Company evaluated this error considering both quantitative and qualitative factors and concluded that this error was immaterial to its previously issued financial statements. This correction of an error had no impact on any line items within the consolidated balance sheet as of December 31, 2017, nor the related consolidated statements of operations, consolidated statements of changes in equity, or cash flows for the year ended December 31, 2017.

The following table presents diluted EPS, adjusted for the 30/1 reverse stock split, as reported on the Company’s Annual Reports on Form 10-K for the year ended December 31, 2017 and the corrected amounts:

2017
As previously reported
Dilued EPS	$4.80

As corrected
Diluted EPS	$0.74

Deferred tax Assets

The Company revised its deferred tax asset relating to accruals and the related valuation allowance as of December 31, 2017, to correct an immaterial error, decreasing both the deferred tax asset and the valuation allowance by $193,000. This correction of an error had no impact on any line items within the consolidated balance sheet as of December 31, 2017, nor the related consolidated statements of operations, consolidated statements of changes in equity, or cash flows for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, depreciable lives of property and equipment, analysis of impairments of recorded goodwill, accruals for potential liabilities, assumptions made in valuing derivative liabilities and assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements.

Cash and Cash Equivalents

The Company’s cash balances primarily consist of funds deposited in various banks in the United States. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2018 and 2017.

Convertible instruments with embedded features

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record the conversion options and warrants at their fair values as of the inception date of the agreement and as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period conversion options, when bifurcated, are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument using the effective interest method. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Binomial Lattice Model was used to estimate the fair value of the warrants that are classified as derivative liabilities on the consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Fair Value Estimates

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other assets, accounts payable and accrued payroll, approximate their fair values because of the short maturity of these instruments. The carrying amounts of notes payable and convertible notes approximate their fair values due to the fact that the effective interest rates on these obligations are comparable to market interest rates for instruments of similar credit risk.

Non-Controlling Interest

Non-controlling interest represents PEC stockholders who retained an aggregate 42% interest in that entity following the Company acquisition of EAI. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration issued in business combination transactions to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from, acquired technology, trade-marks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill

The Company tests goodwill for impairment at the reporting unit level on an annual basis on December 31 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the FASB. If it is determined that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. If the results of the-two step test indicate that implied fair value of the goodwill is less than the carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss.

As the acquisition of EAI only occurred on August 8, 2018, The Company has not tested Goodwill for impairment as of December 31, 2018. Changes in economic and operating conditions could result in goodwill impairment in future periods.

Property and Equipment

Property and equipment, which principally consists of furniture and fixtures, are stated at cost, and are depreciated using the straight-line method over the estimated useful life of five years. Repairs and maintenance are expensed as incurred.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight- line basis over their estimated useful lives as follows

Human animation technologies	7 years
Trademark and trade names	7 years
Animation and visual effects technologies	7 years
Digital asset library	7 years
Intellectual Property	7 years

Stock-Based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options and warrants are granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options and warrants generally vest over a one- to five-year period.

The Company estimates the fair value of options using the Black-Scholes option-pricing model. The amount of stock option expense the Company recognizes in the consolidated statements of operations includes an estimate of stock option forfeitures. Under ASC 718, the Company is required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that ultimately expect will vest. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur.

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

During the year ended December 31, 2018 and 2017, the Company concluded that no impairment charges were required.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

(Loss)/ Income Per Share

Basic (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the (loss) income of the Company. In computing diluted (loss) income per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2018	2017
Series X Preferred	15,000,000	-
Convertible Notes	196,243	-
Options	16,667	-
Warrants	7	3,015
Total	15,212,917	3,015

For the year ended December 31 2017, warrants exercisable into 3,015 shares of common stock have been excluded because their impact on the income per share is anti-dilutive. For the year ended December 31, 2017, the calculation of diluted earnings per share included convertible Series B Preferred stock that can convert into 66,667 shares of common stock, convertible Series C Preferred stock that can convert into 94,966 shares of common stock, and notes that can convert into 182,920 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the year ended December 31, 2017:

For the year ended December 31,
2017
Earnings per share – Basic
Income for the period	$10,474,000
Basic average common stock outstanding	1,471,933
Net earnings per share	$7.12

2017
Earnings per share - Diluted
Income for the period	$10,474,000
Add back: interest expense	911,000
Less: change in fair value of conversion option	(9,792,000)
Numerator	1,593,000
Basic average common stock outstanding	1,471,933
Diluted effect from preferred stock and convertible notes	693,686
Diluted average common stock outstanding	2,165,619
Net earnings per dilutive share	$0.74

Due to the net loss from discontinued operations for the year ended December 31, 2017, basic and diluted earnings per share were identical.

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in ASC Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). The Company evaluates all of its financial instruments, including embedded conversion features in convertible debt and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Binomial Lattice Model was used to estimate the fair value of the embedded conversion features of the Company’s convertible notes that are classified as derivative liabilities on the consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the convertible notes.

Warrant Liability

The Company accounts for common stock warrants with cash settlement features as liability instruments at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of liability classified as warrants has been estimated using a Black-Scholes option pricing model.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019. The Company’s warrants with down round features will be reclassified as equity as of the effective date.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements.

Recently Adopted Accounting Standards

In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. The Company implemented the standard on the effective date of January 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements as the Company did not have a material amount of revenue.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance as of January 1, 2018.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant date under ASC 718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard as of January 1, 2018.

Note 4 – Acquisitions

(i) Acquisition of Evolution AI Corporation

On August 8, 2018, the Company entered into a share exchange agreement to acquire 100% of EAI, which included EAI’s principal asset consisting of a 58% majority interest in PEC. Pursuant to the terms of the Closing Agreement, all but one of those EAI Shareholders did not sign, and as a result, the Company became a 99.7% owner of EAI. The Company acquired it ownership interest in EAI by issuing 1 million shares of its Series X Convertible Preferred Stock which has an aggregate fair value of $211.5 million.

The Company accounted for the transaction as a business combination using the acquisition method of accounting based on ASC 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determined that it was the accounting acquirer under ASC 805. This determination was primarily based on existing management of the Company retaining 4 of the 5 seats on the Board, the provisions of the voting rights agreement entered between the Company and John Textor as principal selling stockholder of EAI, and company operating management continuing to operate the business in their key roles following the business combination.

The Company acquired EAI and PEC in order to acquire human animation technology capabilities, gain access to strong relationships with celebrity estates, and leverage the reputation of PEC technology to access international business opportunities. These technologies complement the existing patent-pending technologies developed by the Company as well as the new business opportunities that the Company is pursuing in the areas of Augmented Reality, Virtual Reality and New Media.

The Company determined the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

Goodwill is attributable to the value of the acquired enterprise, in excess of the fair value of the assets, principally relating to the opportunity to commercialize the assets of EAI and PEC in the businesses of entertainment, celebrity rights acquisition and representation, artificial intelligence, software sales and technology development.

The Company allocated the purchase price and the resulting goodwill to the fair value of the assets and liabilities acquired as summarized in the table below (in thousands except for share and per share amounts):

Purchase Price Allocation	Fair Value
Consideration Paid:
Series X Convertible Preferred Stock (1,000,000 shares at a fair value of $211.50 per share)	$211,500

Purchase Price Allocation:
Property and equipment	22
Accounts payable	(2,291)
Accrued expenses	(5,125)
Notes payable (in default)	(3,634)
Warrant liability **	(4,437)
Due to related parties and affiliates	(295)
Net liabilities assumed	(15,760)
Excess allocated to
Human animation technologies	123,436
Trademark and trade names	7,746
Animation and visual effects technologies	6,016
Digital asset library	6,255
Intangible assets	143,453
Deferred tax liability	(36,944)
Non- controlling interest	(29,224)
Goodwill	149,975
Total Purchase Price	$211,500

**The fair value of the warrant liability assumed at the date of acquisition, was determined to be approximately $4.4 million as calculated using Black-Scholes model with the following assumptions: (1) PEC stock price of $0.27; (2) a risk-free rate of 2.81%; and (3) an expected volatility of 88.9% derived based on volatility rates of comparable companies.

Legal costs associated with this acquisition of approximately $50,000 have been expensed as incurred.

Proforma (Unaudited)

The following unaudited pro forma financial information presents combined results of operations as if the acquisition of Evolution AI Corporation and Pulse Evolution Corporation had occurred on January 1, 2017:

	December 31
	2018	2017

Operating Revenues	$294	$1,970
Net (Loss) Income	$(15,142)	$18,995

Proforma EPS* - basic	$(0.78)	1.15
Proforma EPS* - dilutive	$(0.78)	$0.59

*assumes Series X Preferred stock is converted into common stock

Contemporaneous Events and Agreements

Immediately following the acquisition, on August 8, 2018, Mr. John Textor, the founder of EAI, was named as Chief Executive Officer and a member of the board of directors. Pursuant to the terms of his at-will Employment Agreement, Mr. Textor reports to the Board of Directors. On the same day, Mr. Alexander Bafer, the Company’s Chief Executive Officer and Chairman of the Board, resigned from his role as Chief Executive Officer and was appointed as the Company’s Executive Chairman of the Board.

In connection with the closing of the Exchange, Messrs. Textor and Bafer also entered into a Voting Agreement as of August 8, 2018 (the “Voting Agreement”), pursuant to which Textor agreed to vote his shares alongside Bafer with unanimous consent on corporate governance issues such as size of the Board, its composition and procedures related to appointment and removal of directors.

The Company, on August 8, 2018 entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s Vice President of Operations, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. On such date, the Company issued (i) 2,725,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 908,333 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork. Each series A Preferred share entitles the holder to 100 votes relative to each share of common stock. This transaction was structured to simplify the capital structure of the Company, and to ensure voting rights were proportional and equitable among all shareholders after the EAI acquisition was completed.

In the Closing Agreement dated August 8, 2018, the parties acknowledged and agreed that the Company did not have, as of the closing date of the Exchange, sufficient shares of Company common stock authorized to enable conversion of all of the shares of Series X Convertible Preferred Stock issued in the Exchange. Subsequently, on January 9, 2019, the Company amended its articles of incorporation to increase the authorized shares of common stock to 400,000,000. The conversion of the Series X Convertible Preferred Stock into common stock would occur automatically upon such an authorized share increase, which occurred on February 28, 2019. The Company also agreed to use its commercially reasonable efforts to register shares of the Company’s common stock issued upon conversion of the Series X Stock upon completion of the authorized share increase in an amount not to exceed 30% of the total outstanding shares of stock, or such amount as the Securities and Exchange Commission (the “SEC”) requires in order to qualify as a re-sale registration, to be apportioned among the EAI Shareholders pro rata.

(ii) Acquisition of Namegames LLC

On February 1, 2018, the Company entered into a capital contribution agreement with the members of Namegames LLC, whereby the members contributed 100% of their ownership interest to the Company. The Company issued 23,360 shares of common stock to the members at a fair value of $28.20 per share in November 2018, for a total purchase consideration of $658,000. The company recorded a deferred tax liability on the transaction of $170,000.

The transaction was accounted for as an asset purchase, pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets.

Note 5 – Property and Equipment (in thousands)

	Useful Life (Years)	December 31, 2018	December 31, 2017
Furniture and equipment	5	$28	$6
Less: Accumulated depreciation		(14)	-
Property and equipment, net		$14	$6

The Company recorded assets with a fair value of $22,000 as a result of the EAI acquisition. Depreciation expense for the years ended December 31, 2018 and 2017 was $14,000 and $0 respectively.

Note 6 – Intangible Assets

Intangible Assets as of December 31, 2018 consists of the following assets acquired in business combination and asset purchase transactions described in Note 4 (in thousands):

	December 31, 2018
	Cost	Accumulated Amortization	Net

Human animation technologies	$123,436	$(6,965)	$116,471
Trademark and trade names	7,746	(437)	7,309
Animation and visual effects technologies	6,016	(339)	5,677
Digital asset library	6,255	(353)	5,902
Intellectual Property	828	(109)	719
Total	$144,281	$(8,203)	$136,078

Amortization expense totaled $8.2 million for the year ended December 31, 2018. The Company’s intangible assets are being amortized over a weighted average remaining life of 6.6 years.

Future Amortization charges are as follows (in thousands):

Future Amortization

2019	$20,612
2020	20,612
2021	20,612
2022	20,612
2023	20,612
Thereafter	33,018
Total	$136,078

Note 7 – Accrued expenses

Accrued expenses as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
Payroll taxes (in arrears)	$1,308	$-
Accrued compensation	2,453	343
Legal and professional fees	765	-
Accrued litigation loss	524	-
Other	810	253
Total	$5,860	$596

Note 8 – Due to Related Parties

Amounts owed to related parties as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017

Alexander Bafer, Executive Chairman	$25	$31
John Textor, Chief Executive Officer	304	-
Others	69	-
Total	$398	$31

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan which is due on demand. The amounts due to John Textor, Chief Executive Officer, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent liabilities assumed in the acquisition of EAI.

Note 9 – Note Payable

The Company has recorded, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018. The cumulative accrued interest on the note amounts to $1.0 million. The note is currently in a default condition due to non-payment of principal and interest. The note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, are shareholders of the Company. Such holders have agreed not to declare the note in default, and to forbear from exercising remedies which would otherwise be available in the event of a default, while the note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter through the acquisition of the note.

Note 10 – Note Payable to Related Party

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the CEO. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note is currently in default. Accrued interest as of December 31, 2018 and 2017 related to this note was $45,000 and $0, respectively.

Note 11 – Convertible Notes Payable

At December 31, 2018, the balance payable on convertible loans including derivative liabilities associated with variable share settlement provisions is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Power Up (21*)	8/24/18	8%	8/24/19	$203	$(131)	$152	$224
Birchwood Capital (22)	11/6/18	10%	5/6/19	50	(35)	-	15
Power Up (23)	11/26/18	8%	11/26/19	128	(115)	96	109
Adar Bays – Alef (24)	11/28/18	10%	11/28/19	193	(175)	221	239
Total				$574	$(456)	$469	$587

Convertible notes- Related Parties

Chairman (25) in default	10/12/15	22%	8/1/17	$265	-	$549	814
Shareholder (26) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$315	-	$549	$864

Balance at December 31, 2018				$889	$(456)	$1,018	$1,451

* The (#) references the notes described below

At December 31, 2017, the balance payable on convertible loans including derivative liability is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes
Essex Global (4)	9/22/17	10%	9/22/18	$43	$(30)	$74	$87
EMA (3)	9/12/17	10%	9/12/18	100	(70)	201	231
Crown Bridge (1)	8/29/17	10%	8/29/18	35	(21)	64	78
LG Capital (2)	9/5/17	6%	9/5/18	52	(39)	89	102
Labrys Fund (5)	9/29/17	12%	3/29/18	110	(54)	162	218
Auctus Fund (6)	11/2/17	12%	8/2/18	53	(42)	104	115
Power Up (7)	10/3/17	8%	7/15/18	50	(35)	77	92
Total				$443	$(290)	$771	$923

Convertible notes- Related Parties
Chairman (25) in default	10/12/15	22%	8/1/17	$434	-	$1096	$1,530
Shareholder (26) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$484	-	$1,096	$1,580

Balance at December 31, 2017				$927	$(290)	$1,867	$2,503

*The (#) references the notes described below

The derivative liability results from variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using a Binomial Lattice model on the date that the note was issued and changed to Monte Carlo method at December 31, 2018 and each reporting date thereafter with the following weighted average assumptions:

	December 31,
	2018	2017

Stock Price	$6.75	$9.30
Risk Free Interest Rate	2.61%	0.84%
Expected life (years)	0.73	0.25-0.79
Expected dividend yield	0%	0%
Expected volatility	92.8%	476%

Fair Value – Note Conversion Feature	$1,018	$1,867

Convertible Notes

1)	On August 29, 2017, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $35,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $32,000 that was expensed as a financing cost. On February 15, 2018 Crown Bridge converted $17,401 of the note payable into 130,000 shares of common stock. On February 22, 2018 the remaining note and all accrued interest was paid off and the unamortized portion of the note discount was charged to interest expense.

2)	On September 5, 2017, the Company issued a convertible promissory note to LG Capital Funding in the amount of $52,500. The note is due on September 5, 2018 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $37,000 that was expensed as a financing cost. On March 2, 2018 the note plus, accrued interest was paid as well as a prepayment penalty in the amount of $20,000 which was recognized as interest expense, and the unamortized portion of the note discount was charged to interest expense.

3)	On September 12, 2017, the Company issued a convertible promissory note to EMA Financial in the amount of $100,000. The note is due on September 5, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $100,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $99,000 that was expensed as a financing cost. On March 1, 2018 the note plus, accrued interest was paid as well as a prepayment penalty in the amount of $38,000 which was recognized as interest expense, and the unamortized portion of the note discount was charged to interest expense.

4)	On September 22, 2017, the Company issued a convertible promissory note to Essex Global Investment in the amount of $43,000. The note is due on September 22, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $43,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $32,000 that was expensed as a financing cost. On March 12, 2018 the note plus, accrued interest was paid as well as a prepayment penalty in the amount of $14,000 which was recognized as interest expense, and the unamortized portion of the note discount was charged to interest expense.

5)	On September 29, 2017, the Company issued a convertible promissory note to Labrys Fund in the amount of $110,000. The note is due on March 29, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $110,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $232,000 that was expensed as a financing cost. On February 21, 2018 the note and all accrued interest was paid off and the unamortized portion of the note discount was charged to interest expense.

6)	On November 2, 2017, the Company issued a convertible promissory note to Auctus Fund in the amount of $52,750. The note is due on August 2, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $52,750 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $50,000 that was expensed as a financing cost. On April 27, 2018 the note plus, accrued interest was paid off and the unamortized portion of the note discount was charged to interest expense.

7)	On October 2, 2017, the Company issued a convertible promissory note to Power Up Lending Group in the amount of $50,000. The note is due on July 15, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the average of the three lowest trading prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $50,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $77,000 that was expensed as a financing cost. On March 28, 2018 the note and all accrued interest was paid off and the unamortized portion of the note discount was charged to interest expense.

8)	On January 17, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $38,000 to account for the note’s derivative liability. On June 25, 2018 the note and all accrued interest was paid off and the unamortized portion of the note discount was charged to interest expense.

9)	On January 26, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 26, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $3,000 that was expensed as a financing cost. On May 29, 2018 the note plus, accrued interest was paid as well as a prepayment penalty in the amount of $15,400 which was recognized as interest expense, and the unamortized portion of the note discount was charged to interest expense.

10)	On January 26, 2018, the Company issued a second convertible promissory note to Adar Bays, LLC in the amount of $44,000. The note is due on January 26, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $4,000 and a note discount of $40,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $3,000 that was expensed as a financing cost. On May 29, 2018 the note plus, accrued interest was paid as well as a prepayment penalty in the amount of $15,400 which was recognized as interest expense, and the unamortized portion of the note discount was charged to interest expense.

11)	On February 2, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $17,500. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issuance of $1,750 and a note discount of $17,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $4,000 that was expensed as a financing cost. On May 29, 2018 the note plus, accrued interest was paid as well as a prepayment penalty in the amount of $9,045 which was recognized as interest expense, and the unamortized portion of the note discount was charged to interest expense.

12)	On February 12, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $53,000. The note is due on October 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $41,000 to account for the note’s derivative liability. On June 25, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $18,550 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

13)	On February 21, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on February 21, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $82,000 to account for the note’s derivative liability. On July 12, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $34,083 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

14)	On February 23, 2018, the Company issued a convertible promissory note to Crown Bridge Partners in the amount of $35,000. The note is due on August 29, 2018 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 55% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $3,500 and a note discount of $31,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $10,000 that was expensed as a financing cost. On June 5, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $12,250 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

15)	On February 22, 2018, the Company issued a convertible promissory note to Auctus Fund in the amount of $230,000. The note is due on November 22, 2018 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $230,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $276,000 that was expensed as a financing cost. On August 22, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $73,015 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

16)	On February 23, 2018, the Company issued a convertible promissory note to LG Capital Funding in the amount of $110,250. The note is due on February 23, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 58% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded original issue discount of $5,250 and a note discount of $105,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $1,000 that was expensed as a financing cost. On August 17, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $39,974 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

17)	On March 29, 2018, the Company issued a convertible promissory note to One44 Capital, LLC in the amount of $94,500. The note is due on November 29, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $94,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $26,000 that was expensed as a financing cost. On September 12, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $34,286 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

18)	On March 23, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $50,000. The note is due on December 30, 2018 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 63% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $36,000 to account for the note’s derivative liability. On June 25, 2018 the note and all accrued interest was paid as well as a prepayment penalty in the amount of $17,500 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

19)	On May 3, 2018, the Company issued a convertible promissory note to GS Capital in the amount of $56,000. The note is due on May 3, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 52% multiplied by the lowest trading price during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $56,000 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $12,000 that was expensed as a financing cost. On November 16, 2018, the Company paid the principal balance of $56,000 on this note and all accrued interest of $2,734 as well as a prepayment penalty in the amount of $19,600 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

20)	On May 31, 2018, the Company issued a convertible promissory note to Adar Bays, LLC in the amount of $275,625. The note is due on May 31, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $262,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $46,000 that was expensed as a financing cost. On November 16, 2018, the Company paid the principal balance of $275,625 on this note and all accrued interest of $7,580 as well as a prepayment penalty in the amount of $96,469 which was recognized as interest expense and the unamortized portion of the note discount was charged to interest expense.

21)	On August 24, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $202,500. The note is due on August 24, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $154,000 to account for the note’s derivative liability. The note was paid off in full in February 20, 2019 for an amount of $269,369 which included a prepayment penalty of $66,869.

22)	On November 6, 2018, the Company issued a convertible promissory note to Birchwood Capital, LLC in the amount of $50,000. The note is due on May 6, 2019 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of $3.0 per share. The Company recorded a beneficial conversion feature discount of $50,000 on this note as of December 31, 2018.

23)	On November 26, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $128,000. The note is due on November 26, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $97,000 to account for the note’s derivative liability.

24)	On November 28, 2018, the Company issued a convertible promissory note to Adar Bays - Alef, LLC in the amount of $192,500. The note is due on November 28, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. Pursuant to current accounting guidelines, the Company recorded a note discount of $192,500 to account for the note’s derivative liability. In addition, the Company recorded an amount of discount in excess of the note principal of $32,000 that was expensed as a financing cost.

Note 12– Convertible Notes Payable to Related Parties

Chairman

25)	In July 2015, the Company issued convertible promissory notes to Mr. Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible into shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. As of December 31, 2018, and December 31, 2017, the total outstanding note balance amounted to $265,000 and $434,000, including accrued interest of $161,000 and $141,000, respectively. The notes are currently past due.

Shareholder

26)	On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. As of December 31, 2018, and December 31, 2017, accrued interest of $3,000 and $1,000 is due, respectively.

Note 13 – Warrant Liability

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, amounted to $4.4 million at the date of acquisition and $4.5 million on December 31, 2018, resulting in a change in fair value of $91,000 that is reported as a component of other income/(expense) in the statement of operations for the year ended December 31, 2018.

The Company changed its method from Black-Scholes to Monte Carlo simulation to estimate the fair value of warrant liability with the following assumptions at December 31, 2018:

	December 31, 2018	August 8, 2018
		(date of acquisition)

Exercise Price	$0.75	$1.00
Stock Price	$0.22	$0.27
Discount applied	50%	50%
Fair Value of stock price	$0.09	$0.12
Risk Free Rate	2.49%	4%
Expected life (years)	4.08	4.48
Expected dividend yield	0%	0%
Expected volatility	86.5%	88.9%
Number of subsidiary warrants outstanding	48,904,037	36,678,028
Warrant Liability ($ in thousands)	$4,528	$4,437

In arriving at the fair value of stock price, a 50% discount was applied to the traded value of the stock, as a result of illiquidity in the volumes of stock being traded on the OTC markets. Risk-free interest rate was based on rates established by the Federal Reserve Bank. The volatility rate was based on stock prices of comparable companies.

The Company also had 7 warrants outstanding at December 31, 2018 to former affiliates, who were stockholders of Recall Studios Inc. The following table provides a roll-forward of those warrants for the previous two years

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life

December 31, 2016**	9	$24,000	3.63
Granted	3,008	15	5.00
Exercised	-	-	-
Forfeited/expired	(2)	(300)	0.05
December 31, 2017	3,015	$15	4.71
Granted
Exercised	(3,008)	15	-
Forfeited/expired
December 31, 2018**	7	$24,000	2.93

** These warrants had an original exercise price of $0.80. In January 2017, the Company executed a 1-for-10,000 reverse split, that resulted in an exercise price of $800. Following the 1 for 30 reverse split in February 2019, the exercise price is currently $24,000 per share.

During the year, 3,008 warrants were converted to 15,606 shares in a cashless exercise. The Company recorded $94,000 loss on the excess shares issued for this transaction. The Company also had 7 warrants outstanding at December 31, 2018 which had no intrinsic value.

Note 14- Fair Value of Financial Instruments

The Company follows the fair value measurement guidance enumerated under ASC 820 for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

	Fair Value measured at December 31, 2018
	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Derivative liability – convertible notes		$-		$-	$469
Derivative liability – related party convertible notes		-		-	549
Total Derivative Liability	$		$		$1,018
Warrant Liability		-		-	4,528
Total Fair Value		$-		$-	$5,546

	Fair Value measured at December 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability – convertible notes	-	-	771
Derivative liability – related party convertible notes	-	-	1,096
Total Fair Value	$-	$-	$1,867

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

Derivative Financial Instruments

The Company’s derivative and warrant liability and changes in fair value thereof is as follows (in thousands):

Fair Values of Derivative and Warrants Liabilities	Derivatives	Warrants (assumed from subsidiary)

December 31, 2016	$13,168	$-
Issued/ Acquired	1,066	-
Exercised	-	-
Change in Fair Value	(12,367)	-
December 31, 2017	$1,867	$-
Issued	1,941	-
Assumed in acquisition	-	4,437
Extinguishment gain on related party convertible notes recorded as a capital contribution	(197)	-
Gain on extinguishment	(1,852)	-
Change in fair value	(741)	91
December 31, 2018	$1,018	$4,528

Note 15- Stockholders’ Equity/ (Deficit)

Authorized Share Capital

The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.

Series A Preferred Shares

The Company had 0 and 5,000,000 shares, par value $0.0001, of series A Preferred Shares, issued and outstanding at December 31, 2018 and 2017. Series A Preferred shares have no rights to receive dividends or any distributions, but each series A Preferred share entitles the holder to 100 votes relative to each share of common stock. Series A Preferred shares have no conversion rights.

Series B Convertible Preferred Shares

The Company had 0 and 1,000,000 shares, par value $0.0001, of series B Convertible Preferred Shares, issued and outstanding at December 31, 2018 and 2017. Series B Convertible Preferred shares have no rights to receive dividends or any distributions; however, each series B Convertible Preferred share entitles the holder to 1 vote relative to each share of common stock. Each series B Convertible Preferred share is convertible into 2 shares of common stock. Series B Convertible Preferred shares are also exempt from any adjustment to the conversion ratio in the event of a split or reverse stock split of the common stock.

Series C Convertible Preferred Shares

The Company had 0 and 1,424,491 shares, par value $0.0001, of series C Convertible Preferred Shares, issued and outstanding at December 31, 2018 and 2017. Series C Convertible Preferred shares have no rights to receive dividends or any distributions; however, each series C Convertible Preferred share entitles the holder to 1 vote relative to each share of common stock. Each series C Convertible Preferred share is convertible into 2 shares of common stock. Series C Convertible Preferred shares are also exempt from any adjustment to the conversion ratio in the event of a split or reverse stock split of the common stock.

Series X Convertible Preferred Shares

The Company had 1,000,000 and 0 shares, par value $0.0001, of series X Convertible Preferred Shares, issued and outstanding at December 31, 2018 and 2017. Series X Convertible Preferred shares have the rights to receive dividends or any distributions on a “as-converted basis’ and also each series X Convertible Preferred stockholder held the right to 1 vote relative to each stockholder of common stock, on a “as-converted basis”. Each series X Convertible Preferred share is convertible into 15 shares of common stock.

Common Stock Activity

Issuance of Common Stock for Cash

During the year ended December 31, 2018, the Company issued 623,578 shares of common stock for proceeds of $3.2 million. During the year ended December 31, 2017, the Company issued 32,625 shares of common stock for proceeds of $175,000.

Issuance of Common Stock and Options for Employee Services

During the year ended December 31, 2018, the Company issued an aggregate of 407,943 shares of fully vested common stock at an aggregate fair value of $3.3 million to various non-employee service providers. On February 1, 2018, the Company granted options to purchase 16,667 shares of common stock to Alex Bafer, the Company’s Chief Executive Officer from February 1, 2018 until August 8, 2018. The options have a 10-year term and an exercise price of $28.20. The fair value of the options on the grant date was $470,000. During the year ended December 31, 2017, the Company issued an aggregate of 16,700 shares of common stock at an aggregate fair value of $410,000 to five individual non-employee service providers.

Issuance of Common Stock for Commitment Fee

During the year ended December 31, 2018 pursuant to securities purchase agreements with Auctus Fund, the Company issued 6,667 shares to Auctus as a commitment fee valued at $118,000.

Return of Common Stock for Commitment Fee Refund

During the year ended December 31, 2017, pursuant the September 29, 2017 securities purchase agreement with Labrys Fund, LP, the Company issued 3,595 shares to Labrys as a commitment fee of $55,000. These shares were returnable to the Company subject to paying the note in full within 180 days of issuance.

The Company paid off the note on February 21, 2018, which was within the stipulated 180 days and therefore these shares were returned to the Company and subsequently cancelled.

Issuance of Common Stock upon Conversion of Note Payable

During the year ended December 31, 2018, the Company issued 4,334 shares of its common stock with a fair value of $18,000 upon the contractual conversion of principal of a convertible note payable.

Issuance of Common Stock for Cashless Exercise of Warrants

During the year ended December 31, 2018, the Company issued 15,606 shares of its common stock upon the cashless exercise of warrants. The Company intended to issue 5,114 shares related to this cashless exercise, however, the actual shares issued totaled 15,606. The Company recorded a loss of approximately $94,000 on the additional 10,492 shares which were issued erroneously. The 10,492 shares are in the process of being canceled during the year ending December 31, 2019.

Issuance of Common Stock Upon Exchange of Series A Preferred Stock

During the year ended December 31, 2018 the Company issued 3,633,333 shares of its common stock upon the exchange of 5,000,000 shares of Series A Preferred Stock pursuant to the terms of the certificate of designation of the Series A Preferred Stock. The quantity of common stock issued was determined by reference to the preferential voting and financial participation rights of the Series A preferred Stockholder.

Issuance of Common Stock Upon Conversion of Series B Preferred Stock

During the year ended December 31, 2018 the Company issued 66,667 shares of common stock upon the contractual conversion of 1,000,000 shares of Series B Convertible Preferred Stock pursuant to the terms of the certificate of designation of the Series B Convertible Preferred Stock.

Issuance of Common Stock Upon Conversion of Series C Convertible Preferred Stock

During the year ended December 31, 2018 the Company issued 94,966 shares of common stock upon the contractual conversion of 1,424,491 shares of Series C Convertible Preferred Stock pursuant to the terms of the certificate of designation of the Series C Convertible Preferred Stock.

During the year ended December 31, 2017, the Company issued 2,605,833 shares of common stock upon the contractual conversion of 39,087,500 shares of Series C Convertible Preferred Stock pursuant to the terms of the certificate of designation of the Series C Convertible Preferred Stock.

Issuance of Series X Convertible Preferred Stock for Business Acquisition

During the year ended December 31, 2018 the Company issued 1,000,000 shares of Series X Convertible Preferred stock to the selling stockholders as consideration in the acquisition of EAI. The series X Convertible Preferred shares are convertible into an aggregate of 15,000,000 shares of common stock.

Issuance of Common Stock for Purchase of Asset

In November 2018, the Company acquired Namegames LLC pursuant to an agreement dated February 1, 2018 and issued 23,360 shares of common stock with an aggregate issuance date fair value of $658,000 (Note 4).

Issuance of Common Stock to Former Officer

On April 3, 2017, the Company entered into a separation agreement and general release by and between the Company and David Cohen pursuant to which Mr. Cohen agreed to resign from his officer and director positions with the Company. In consideration thereof, Mr. Cohen received 33 shares of Company common stock valued at $1,000.

Equity Compensation Plan Information

The Company has adopted a 2014 Equity Incentive Stock Plan (the “Plan”). The Plan provides for the issuance of up to 166,667 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants. The Plan is administered by the Company’s Board, and has a term of 10 years.

Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on 10 years. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during years ended December 31, 2018 and 2017 was $470,000 and $0, respectively. The fair value of options granted during the years ended December 31, 2018 and 2017 were estimated using the following weighted-average assumptions:

	For the Years Ended December 31,
	2018	2017
Exercise price	$28.20	$-
Expected stock price volatility	222%	-
Risk-free rate of interest	2.78%	-
Term (years)	10.0	-

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2018 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	-	$-	$-	-
Granted	16,667	28.20	-	9.1
Outstanding as of December 31, 2018	16,667	$28.20	$-	9.1
Options vested and expected to vest as of December 31, 2018	16,677	$28.20	$-	9.1
Options vested and exercisable as of December 31, 2018	16,677	$28.20	$-	9.1

Note 16 - Income Tax Provision

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2018 and 2017, the Company recorded a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2014 (or the tax year ended December 31, 2013 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing.

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in income tax or administrative expense in the Company’s consolidated statements of operations.

At December 31, 2017, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $3.6 million. These carry forwards will begin to expire in the year ending December 31, 2033, subject to IRS limitations, including change in ownership.

The federal and state net operating loss carryforwards of $0.5 million generated in 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

Furthermore, as a result of changes in the ownership of our common stock and changes in our business operations, our ability to use our federal NOLs may be limited under Internal Revenue Code Section 382 and 383. State NOLs are subject to similar limitations in many cases.  As a result, our substantial NOLs may not have any value to us.

The components of our deferred tax assets are as follows ($ in thousands).

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating losses	$1,042	$924
Accrued compensation	205	66
Depreciation and amortization	13	-
Other	5	-
Total deferred tax assets	1,265	989
Less: Valuation allowance	(1,265)	(989)
Net Deferred Tax Assets:	$-	$-

Deferred Tax Liabilities:
Intangible assets	$(35,000)	$-
Net Deferred Tax Liability	$(35,000)	$-

The following is a roll forward of the Company’s deferred tax liability from January 1, 2018 to December 31, 2018 (in thousands):

Deferred tax liability rollforward:
Beginning Balance	$-
Acquisition of intangible assets	37,114
Depreciation and amortization related to acquisition assets	(2,114)
Total Deferred Tax Liability	$35,000

The benefit of income taxes for the years ended December 31, 2018 and 2017 consist of the following ($ in thousands):

	For the years ended December 31,
	2018	2017
U.S. federal
Current	$-	$-
Deferred	(1,725)	1,182
State and local
Current	-	-
Deferred	(389)	267
Valuation allowance	-	(1,449)
Income Tax Provision (Benefit)	$(2,114)	$-

A reconciliation of the statutory federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2018	2017

Federal rate	21.0%	34.0%
State income taxes, net of federal benefit	4.74%	6.4%
Change in federal tax rate		(13.0)%
Non-controlling interest	(4.20)%	-
Common stock issued for services	(6.35)%	-
Change in fair value of derivative liability and gain on extinguishment of convertible notes	4.39%	-
Amortization of debt discount	(2.60)%	-
Other	(1.26)%	-
Change in valuation allowance	(29.62)%	(27.4)%
Income Taxes Provision (Benefit)	(13.90)%	-

The Company files income tax returns in the United States (“Federal”) and Florida (“State”) jurisdictions. The company has been delinquent in filings since December 31, 2014.

The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2018 and 2017.

Effects of the Tax Cuts and Jobs Act

In late 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which significantly changed U.S. tax law by implementing a reduction in the corporate tax rate to 21%, moving from a worldwide tax system to a territorial system and imposing new or additional limitations on the deductibility of interest expense and executive compensation.

Given the significance of the legislation, the staff of the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018.

For the year ended December 31, 2017, amounts recorded principally related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reducing its net deferred tax asset and associated valuation allowance, which resulted in the Company reducing its net deferred tax asset and associated valuation allowance by $0.4 million.

At December 31, 2018, the Company completed its accounting of SAB 118 for all of the enactment-date income tax effects of the TCJA. The Company has not made any measurement-period adjustments and there were no additional material adjustments related to the TCJA.

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

Pursuant to the Agreement, at the closing of the Transaction, the Company delivered to Metro 100% of the issued and outstanding shares of common stock of S&G owned by the Company, and Metro was required to pay for such stock as follows: An initial payment of $10,000 was required to be made at the closing, and thereafter, at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, Metro shall pay the Company 5% of gross revenues collected during each quarter by Metro via the exploitation of S&G’s assets, up to a lifetime maximum of $590,000.

The Agreement requires Metro to use its best professional efforts to generate revenue from the exploitation of S&G’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of the S&G from Metro for $10,000.

The Company recognized a gain on the sale of S&G of $57,000 consisting of the assumption by the buyer of the net liabilities of S&G of $236,000 offset by the elimination of the non-controlling interest of S&G of $189,000 and the purchase price consideration of $10,000. The remainder of the purchase price will be recognized only when collectability is assured.

The following table summarizes the results of operations of our former subsidiary for the year ended December 31, 2017 and is included in the consolidated statements of operations as discontinued operations:

For the year ended
December 31, 2017
Revenues	$49
Cost of Goods sold	31
Gross Profit	18
Operating Expenses:
Compensation	76
General and administrative	7
Total operating expenses	83

Loss from operations	(65)

Other Income (Expense)
Interest expense	(1)
Other income/(expense)	(2)
Total other income (expense)	(3)

Loss from Discontinued Operations	$(68)

Note 18 - Employment Agreements

The following are the employment agreements of the Chief Executive Officer, Mr. John Textor, the Chairman of the Board, Mr. Alexander Bafer and the Chief Financial Officer, Mr. Anand Gupta.

Textor Employment Agreement

On August 8, 2018, Mr. Textor was appointed as Chief Executive Officer and Director of the Company. Pursuant to the terms of his at-will Employment Agreement, Mr. Textor reports to the Board of Directors and is entitled to an annual base salary of $500,000 per annum. Mr. Textor is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives, subject to a minimum bonus of $100,000 per year. If the employment agreement is terminated, either by Mr. Textor or the Company, then the Company shall be liable to pay Mr. Textor an amount equal to his then current base salary in addition to any accrued compensation owed to Mr. Textor until his date of termination. Mr. Textor is subject to non-competition and non-solicitation of employee clauses for a period of 12 months, pursuant to the terms of the Employment Agreement.

Bafer Employment Agreement

On August 8, 2018, Mr. Bafer resigned from his previous role as Chief Executive Officer and was appointed as Executive Chairman of the Board of Directors. Pursuant to the terms of his new Employment Agreement as Executive Chairman, Mr. Bafer is entitled to an annual base salary of $500,000 per annum. Mr. Bafer is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives, subject to a minimum bonus of $100,000 per year. The Company remains liable to pay Mr. Bafer certain past due payments that remain owed to Mr. Bafer until fully paid. Mr. Bafer has 500,000 stock options expiring in 2029, granted under his previous contract on February 1, 2018, that are now fully vested. If his employment agreement is terminated, Mr. Bafer will be entitled to a lump sum payment equal to the then current base salary.

Gupta Employment Agreement

On November 12, 2018, Anand Gupta was appointed as the Chief Financial Officer and Executive Vice President Finance of the Company. Pursuant to the terms of his employment agreement, Mr. Gupta is entitled to compensation as set out below

(i)	For an initial period of four (4) months, a gross monthly salary of $12,500 (“Initial Monthly Salary”) that will approximately equate to $10,000 per month net of taxes, plus the cost of his temporary accommodation, rental car, per diem, and business class airfare as required for the Executive to individually relocate from India to work at the company’s premises in Florida.

(ii)	Subsequently, after the initial period and subject to the Company successfully raising at least $10 million in fresh capital, an annual base salary of $400,000.

Mr. Gupta is also eligible to receive equity awards, and an annual target bonus payment equal, as a percentage of his base salary, to that received by all other C-suite executives. If the employment agreement is terminated, either by Mr. Gupta or the Company, then the Company shall be liable to pay Mr. Gupta an amount equal to his prevailing annual base salary in addition to any accrued compensation owed to Mr. Gupta until his date of termination. Mr. Gupta is subject to non-competition and non-solicitation clauses pursuant to the terms of the Employment Agreement.

Note 19 - Commitments and Contingencies

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. In connection with closed litigation on two separate matters that resulted in judgments against the Company, we have accrued $524,000 as of December 31, 2018 and $0 as of December 31, 2017. The Company is in settlement discussions with the parties and believes that settlements of such judgements will not have a material impact on its cash position.

On February 7, 2017, One Diversified, LLC sued PEC and certain affiliates for breach of contract, unjust enrichment and account stated, seeking damages of $194,731.

On August 27, 2018 plaintiff, Scott Meide, unrepresented by counsel, filed a pro se complaint in the United States District Court for the Middle District of Florida, Jacksonville Division, against Pulse Evolution Corporation, now a subsidiary of the Company, naming its former officers among others as defendants. The Company’s position is that the pro se Complaint is defamatory, without merit in fact or law and represents an extortive attempt to coerce payment under threat of reputational harm and filed a motion to dismiss on September 25, 2018. A reserve for potential losses has not been established by the Company.

On June 25, 2018, an office space vendor filed a complaint (Case#: CIV1802192) in the Superior Court of the State of California, Marin County asserting breach of contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Company responded with affirmative defenses on September 27, 2018. The Company reached an out of court settlement on December 19, 2018 with the vendor and the case was dismissed on January 24, 2019.

Note 20 – Subsequent Events

Office Lease

On February 14, 2019, the Company entered into a lease for new offices in Jupiter, Florida. The lease has an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,437. The Company has an option to extend the lease for another year until August 31, 2021 for an annual rent of $94,884 and a second option for a further annual extension until August 31, 2022 for an annual rent of $97,730. The Company will record the lease obligations in accordance with ASC 842.

DreamWorks’ Kung Fu Panda Theatrical Production

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong, currently scheduled to open in January 2020. The agreement requires the Company to invest at least $2 million in a related production company, in exchange for which the Company has received a profit-sharing interest in the production, billing credit as associate producer, and certain rights to participate in possible future productions of DreamWorks’ Kung Fu Panda property in similar theatrical productions.

Issuance of Common Shares for Cash

In March 2019, the Company raised $1.1 million by issuing 93,910 shares of its common shares for $11.28 per share to a Hong Kong-based family office group. In connection therewith, the Company has also granted warrants to acquire an additional 200,000 common shares, subject to exercise prices of between $11.00 and $13.50 per share, or $11.31 on a weighted average basis, payable in cash at any time prior to March 31, 2020.

In addition, the Company has raised $0.6 million through the issuance of common stock between January and June 2019 and issued 247,700 shares to a number of smaller investors.

Conversion of Series X Preferred Shares into Common

On February 28, 2019, the 1,000,000 series X Preferred Shares automatically converted into 15,000,000 shares of Common Stock.

(b) Exhibits.

Exhibit Number	Description

2.1	Share Exchange Agreement by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of June 13, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

2.2	Closing Share Exchange Agreement and Joinder by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of August 8, 2018 (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

3.1(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(c)	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2015 (incorporated by reference to Exhibit 3.1(III) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 31, 2015).

3.1(d)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2015).

3.1(e)	Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

3.1(f)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(g)	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(h)	Certificate of Designation of Series C Preferred Stock of the Company, effective as of July 21, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

3.1 (i)	Second Amended Certificate of Designation of Series C Preferred Stock of the Company, effective as of March 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2017).

3.1(j)	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2017).

3.1(k)	Certificate of Designation of Series X Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

3.2(a)	By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

Exhibit Number	Description

3.2(b)	Amendment to the bylaws of the registrant dated June 22, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.2(c)	Amendment to the bylaws of the Company dated July 20, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.1+	2014 Incentive Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2014).

10.2	Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.3	Form of Securities Purchase Agreement dated October 5, 2015 by and between Alexander Bafer and each of the purchasers (Richard Waserstein, Hamba Revocable Trust, Tarek Kirschen and Sam Lupowitz) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2015).

10.4	Convertible promissory note in favor of Alexander Bafer for $46,000, dated July 9, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.5	Convertible promissory note in favor of Alexander Bafer for $51,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.6	Convertible promissory note in favor of Alexander Bafer for $102,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.7	Convertible promissory note in favor of Alexander Bafer for $156,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.8	Convertible promissory note in favor of Alexander Bafer for $189,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.9	Convertible promissory note in favor of Vis Vires Group, Inc. $53,000 dated July 10, 2015 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.10	Stock Purchase Agreement, dated as of June 22, 2016 by and between Tarek Kirschen, South Centre, Inc. and the registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.11	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2016, by and between Tarek Kirschen, South Centre, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

Exhibit Number	Description

10.12	Release and Issuance Agreement, dated as of June 22, 2016, by and between Tarek Kirschen, South Centre, Inc., Alexander Bafer and the registrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.13+	Letter Agreement between the registrant and Esposito Partners, PLLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.14	Redemption Agreement, dated as of July 21, 2016, by and between South Centre, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.15	Contribution Agreement, dated as of July 25, 2016, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.16+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Bradley Albert (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.17+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Justin Morris (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.18+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.19+	Chairman Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.20+	Separation Agreement and General Release dated April 3, 2017, by and between the Company and David Cohen (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2017).

10.21+	Executive Employment Agreement dated April 11, 2017, by and between the registrant and Alexander Bafer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 17, 2017).

10.22	Purchase and Sale Agreement, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2017).

10.23	Waiver and Release, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on July 6, 2017).

Exhibit Number	Description

10.24	Settlement and Mutual Release, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on July 6, 2017).

10.25	Letter Agreement dated as of July 12, 2017 by and between the registrant and Big Ben Venture Partners Ltd. (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the Commission on April 17, 2018).

10.26	Trademark Assignment and Settlement Agreement, dated as of July 19, 2017, by and between the Company and STUDIOCANAL (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2017).

10.27	Stock Purchase Agreement, dated as of September 18, 2017, by and between the Company and EMA Financial, LLC, together with Exhibit A thereto, Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2017).

10.28+	Amendment to Letter Agreement with Esposito Partners dated January 15, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2018).

10.29+	Executive Employment Agreement by and between the registrant and Alexander Bafer dated February 1, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2018).

10.30+	Agreement for Chairman of Board of Directors by and between the registrant and Alexander Bafer, effective February 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2018).

10.31	Equity Purchase Agreement dated May 10, 2018 by and between the registrant and SCA Capital PTY, LTD. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2018).

10.32	Registration Rights Agreement dated May 10, 2018 by and between the registrant and SCA Capital PTY, LTD (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2018)

10.33	Letter Agreement dated May 24, 2018 by and between the registrant and Laura Anthony (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form S-8 filed with the Commission on June 27, 2018)

10.34	Voting Agreement by and among John Textor and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.35+	Employment Agreement by and between Recall Studios, Inc. and John Textor, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.36+	Termination and Release Agreement by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.37+	Agreement for Executive Chairman of Board of Directors by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

Exhibit Number	Description

10.38	Share Exchange Agreement by and among Recall Studios, Inc., Brick Top Holdings, Inc. and Southfork Ventures, Inc., dated as of August 8, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.39+	Employment Agreement dated November 12, 2018 between the registrant and Anand Gupta (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2018).

10.40+	Employment Agreement dated February 1, 2019 between the registrant and Jordan Fiksenbaum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2019).

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Former Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE EVOLUTION GROUP, INC.

Dated: June 7, 2019	By:	/s/ John Textor
John Textor
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Textor and Alexander Bafer, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Textor	Chief Executive Officer and Director	June 7, 2019
John Textor	(principal executive officer)

/s/ Anand Gupta	Chief Financial Officer	June 7, 2019
Anand Gupta	(principal financial officer and principal accounting officer)

/s/ Alexander Bafer	Executive Chairman and Director	June 7, 2019
Alexander Bafer

/s/ Frank Esposito	Chief Legal Officer and Director	June 7, 2019
Frank Esposito

