Form 10-Q
period 2019-03-31
Pulse Evolution Group, Inc.
filed 2019-06-27
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of June 24, 2019, there were 22,931,183  shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PULSE EVOLUTION GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2018, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 21, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$306	$31
Prepaid expenses	23	-
Total current assets	329	31

Property and equipment, net	9	14
Deposits	16	3
Investment in Panda Productions (HK) Limited (Kung Fu Panda)	1,000	-
Intangible assets, net	130,925	136,078
Goodwill	148,055	149,975
Right-of-use assets	119	-
Total assets	$280,453	$286,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,647	$2,475
Accrued expenses	4,190	5,860
Due to related parties	416	398
Note Payable	3,769	3,667
Note Payable - related parties	208	172
Convertible notes, net of $222 and $456 discount as of March 31, 2019 and December 31, 2018, respectively	471	587
Convertible notes - related parties	883	864
Profits interest sold	212	-
Warrant liability - subsidiary	2,051	4,528
Current portion of lease liability	82	-
Total current liabilities	14,929	18,551
Deferred income taxes	33,831	35,000
Lease liability, net of current portion	37	-
Total liabilities	48,797	53,551

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders’ equity:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock par value $0.0001, 400,000,000 shares authorized; 22,931,183 and 7,532,776 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	229,542	227,570
Accumulated deficit	(25,229)	(21,763)
Non-controlling interest	27,341	26,742
Total stockholders’ equity	231,656	232,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,453	$286,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Condensed Consolidated Statements of Operations

(unaudited; in thousands except for share and per share information)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses
General and administrative	$1,037	$840
Depreciation and amortization	5,158	-
Total operating expenses	6,195	840

Other income (loss)
Interest expense	(446)	(486)
Financing costs	-	(2,137)
Change in fair value of subsidiary warrant liability	2,477	-
Change in fair value of derivative liability	128	2,768
Total other income (loss)	2,159	145
Loss before income taxes	(4,036)	(695)
Income tax benefit	1,169	-
Net loss	(2,867)	(695)
Less: net loss attributable to non-controlling interest	599	-
Net loss attributable to common stockholders	$(3,466)	$(695)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.27)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	12,883,381	2,698,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except for share and per share information)

Three Months Ended March 31, 2019

	Series X Convertible				Additional			Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2019	1,000,000	$-	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	-	-	378,098	-	1,778	-	-	1,778
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	65	-	-	65
Additional shares issued for reverse stock split	-	-	1,374	-	-	-	-	-
Net loss	-	-	-	-	-	(3,466)	599	(2,867)
Balance at March 31, 2019	-	$-	22,931,183	$2	229,542	$(25,229)	$27,341	$231,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited; in thousands, except for share and per share information)

Three Months Ended March 31, 2018

	Preferred stock		Common Stock		Shares to be	Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	(Deficit)
Balance at January 1, 2018	7,424,491	$1	2,659,918	$-	$-	$8,053	$(11,153)	$-	$(3,099)
Issuance of common stock for cash	-	-	91,200	-	80	469	-	-	549
Issuance of common stock for services	-	-	15,833	-	-	410			410
Issuance of common stock for commitment fee	-	-	6,667	-	-	118			118
Conversion of notes payable into common shares	-	-	4,333	-	-	18			18
Conversion of warrants into common stock	-	-	1,474	-	-	-			-
Cancellation of common stock for commitment fee refund	-	-	(3,595)	-	-	(55)	-	-	(55)
Net loss	-	-	-	-	-	-	(695)	-	(695)
Balance at March 31, 2018	7,424,491	$1	2,775,830	$-	$80	$9,013	$(11,848)	$-	$(2,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc

(formerly known as Recall Studios, Inc.)

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands, except for share and per share information)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,867)	$(695)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,158	-
Stock-based compensation	-	410
Amortization of debt discount	234	370
Deferred income tax benefit	(1,169)	-
Financing cost	-	2,137
Change in fair value of derivative liability	(128)	(2,768)
Change in fair value of subsidiary warrant liability	(2,477)	-
Amortization of right-of-use assets	6	-
Interest on notes payable	144	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	(23)	(9)
Accounts payable	172	(40)
Accrued expenses	374	(46)
Lease liability	(6)	-
Net used in operating activities	(582)	(641)

Cash flows from investing activities
Investment in Panda Productions (HK) Limited	(1,000)	-
Sale of interest in investment in Panda Productions (HK) Limited	212	-
Lease security deposit	(13)	-
Net cash used in investing activities	(801)	-

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	807
Repayments of convertible notes	(203)	(373)
Proceeds from sales of common stock	1,778	549
Proceeds from related parties	18	-
Proceeds from sale of subsidiary common stock	65	-
Net cash provided by financing activities	1,658	983

Net increase in cash	275	342
Cash at beginning of period	31	77
Cash at end of period	$306	$419

Supplemental disclosure of cash flow information:
Interest paid	$68	$-
Income tax paid	$-	$-
Non cash financing and investing activities:
Issuance of common stock for note conversion	$-	$18
Common stock issued for lease settlement	$130	-
Measurement period adjustment on the Evolution AI Corporation acquisition	$1,920	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

Note 1 – Organization and Nature of Business

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

Reverse Stock-Split and Increase in Authorized Share Capital

On January 9, 2019, the Company amended its certificate of incorporation to increase the authorized number of shares of its $0.0001 per share common stock, par value, to 400 million shares. The Company also effectuated a 1-for-30 reverse stock split of its common stock on February 28, 2019. All share and per share amounts for all periods presented are retroactively restated for the effect of the reverse stock split. All of the outstanding shares of Series X Preferred Stock also automatically converted into an aggregate of 15,000,000 shares of common stock on February 28, 2019.

Note 2 – Liquidity, Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $0.3 million, a working capital deficiency of $14.6 million and an accumulated deficit of $25.2 million at March 31, 2019. The Company incurred a $2.9 million net loss for the three months ended March 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan.  These obligations include liabilities assumed in an acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The unaudited condensed consolidated balance sheet at March 31, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on June 10, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 99.7% owned principal operating subsidiary Evolution AI Corporation (“EAI”), inactive subsidiaries York Production LLC and York Production II LLC and its 54% majority owned subsidiary PEC. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, depreciable lives of property and equipment, analysis of impairments of recorded goodwill, accruals for potential liabilities, assumptions made in valuing derivative liabilities, assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements and deferred income taxes and related valuation allowance.

.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Form 10-K filed with the SEC on June 10, 2019.

Long-term investments

As described in Note 5 to these condensed consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.

For equity investments that are accounted for using the measurement alternative, the Company initially records equity investments that qualify for the measurement alternative at cost, but is required to adjust the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

As of March 31, 2019, the Company’s long-term investments consist of its investment in Panda Productions (HK) Limited (“Panda”), (Note 5).

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. The adoption of ASC 842 did not have an effect on the Company’s condensed consolidated results of operations or cash flows, due to the leases having a term of less than one year.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less, if any, from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

Deferred tax liability

The Company recognized $36.9 million of deferred tax liabilities related to the EAI acquisition during the year ended December 31, 2018. The following is a rollforward of the Company’s deferred tax liability from January 1, 2019 to March 31, 2019:

March 31, 2019
Balance – January 1, 2019	$35,000
Income tax benefit (associated with the amortization of intangible assets)	(1,169)
Balance - March 31, 2019	$33,831

Loss Per Share

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into the Company’s common stock, consist of the following at March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Common stock purchase warrants	200,007	1,350
Convertible preferred shares	-	161,633
Stock options	16,667	-
Convertible notes variable settlement feature	577,503	203,615
Total	794,177	366,598

Recently issued and adopted accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on its condensed consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its condensed consolidated financial statements.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

Note 4 – Acquisition

The EAI acquisition which occurred on August 8, 2018, was accounted for using acquisition method of accounting. The aggregate of the purchase price, plus net liabilities assumed was allocated to separately identifiable assets and the excess was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change during the one year measurement period, which ends August 7, 2019.  During the quarter ended March 31, 2019, the Company recorded a measurement period adjustment to reduce acquisition date accrued expenses by $1.9 million, which resulted in a corresponding decrease to goodwill. In addition during the quarter ended March 31, 2019, the Company recorded a lease settlement liability measurement period adjustment of $0.1 million which should have been accrued at the time of the acquisition. This lease settlement liability was settled during the 1st quarter of 2019 with the issuance of 18,935 shares (see Note 14).

The Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands except for share and per share amounts):

Fair Value
Consideration Paid:
Series X Convertible Preferred Stock (1,000,000 shares at a fair value of $211.50 per share)	$211,500

Purchase Price Allocation:
Property and equipment	22
Accounts payable	(2,291)
Accrued expenses	(3,205)
Notes payable (in default)	(3,634)
Warrant liability	(4,437)
Due to related parties and affiliates	(295)
Net liabilities assumed	(13,840)
Excess allocated to
Human animation technologies	123,436
Trademark and trade names	7,746
Animation and visual effects technologies	6,016
Digital asset library	6,255
Intangible assets	143,453
Deferred tax liability	(36,944)
Non- controlling interest	(29,224)
Goodwill	148,055
Total Purchase Price	$211,500

Proforma

The following unaudited pro forma financial information for the three months ended March 31, 2018 presents combined results of operations as if the acquisition of Evolution AI Corporation and Pulse Evolution Corporation had occurred on January 1, 2017 (in thousands):

Three Months Ended
March 31, 2018

Operating Revenues	$147
Net Loss	$(5,133)

Note 5 – Investments

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong, currently scheduled to open in January 2020 (“Macau Show”). The agreement requires the Company to invest at least $2 million in Panda Productions (HK) Limited (“Panda), in exchange for which the Company has received an equity interest in the production, billing credit as associate producer, and certain rights to participate in possible future productions of DreamWorks’ Kung Fu Panda property in similar theatrical productions.

During the three months ended March 31, 2019, the Company acquired an approximate 2% interest in Panda for $2.0 million. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Panda. The measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes. As of March 31, 2019, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2019, the Company paid $1.0 million to Panda. As of March 31, 2019 and the date of this report, $1.0 million remains unfunded.

During the quarter ended March 31, 2019, the Company sold profits interests to accredited investors and received cash of $0.2 million. As part of this transaction the Company also issued 37,300 common shares in connection with this transaction. As a result of this sale of the profits interest, the Company will potentially distribute approximately 10% of its proceeds received in the Macau Show. The Company allocated 100% the amount of proceeds received from investors to the fair value of the profits interests based upon expected cash outflows on the Macau Shaw. The issuance of a profits interest meets the definition of a derivative in accordance with ASC 815, therefore, the Company will update the fair value of this profits interests on a quarterly basis and record any change in fair value as a component of other income (expense). The Company determined that the fair value of this profits interest to be approximately $0.2 million as of the date of this transaction and as of March 31, 2019.

Note 6 – Intangible Assets

Amortization expense totaled $5.2 million for the three months ended March 31, 2019. The Company’s intangible assets are being amortized over a weighted average remaining life of 6.4 years.

Future amortization is as follows (in thousands):

Future Amortization

2019 (nine months remaining)	$15,459
2020	20,612
2021	20,612
2022	20,612
2023	20,612
Thereafter	33,018
Total	$130,925

Note 7 - Accrued Expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll taxes (in arrears)	$1,308	$1,308
Accrued compensation	1,853	2,453
Legal and professional fees	316	765
Accrued litigation loss	524	524
Other	189	810
Total	$4,190	$5,860

Note 8 - Related Parties

Amounts owed to related parties as of March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Alexander Bafer, Executive Chairman	$25	$25
John Textor, Chief Executive Officer	322	304
Other	69	69
Total	$416	$398

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan to the Company which is payable on demand. The amounts due to John Textor, Chief Executive Officer, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the CEO. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note is currently in default. Accrued interest as of March 31, 2019 and December 31, 2018 related to this note was $63,000 and $45,000, respectively.

Note 9 - Note Payable

The Company has recorded, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018. The cumulative accrued interest on the note amounts to $1.1 million. The note is currently in a default condition due to non-payment of principal and interest. The note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 of Series X Convertible Preferred Stock during the three months ended March 31, 2019). Such holders have agreed not to declare the note in default, and to forbear from exercising remedies which would otherwise be available in the event of a default, while the note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter.

Note 10. Fair value measurements

The Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income/expense in the condensed consolidated statements of operations.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2019 and December 31,2018 (in thousands):

	Fair Value measured at March 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$321
Derivative liability - related party convertible notes	-	-	569
Total Derivative Liability	$-	$-	$890
Profits interest sold	-	-	212
Warrant Liability	-	-	2,051
Total Fair Value	$-	$-	$3,153

	Fair Value measured at December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$469
Derivative liability - related party convertible notes	-	-	549
Total Derivative Liability	$-	$-	$1,018
Warrant Liability	-	-	4,528
Total Fair Value	$-	$-	$5,546

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative	Warrants (assumed from subsidiary)	Profits interest sold
Fair value at December 31, 2018	$1,018	$4,528	$-
Change in fair value	(128)	(2,477)	-
Additions	-	-	212
Fair value at March 31, 2019	$890	$2,051	$212

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, amounted to $2.1 million on March 31, 2019 and $4.5 million on December 31, 2018, resulting in a change in fair value of $2.5 million that is reported as a component of other income/(expense) in the condensed consolidated statement of operations for the three months ended March 31, 2019.

The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability with the following assumptions at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Exercise price	$0.75	$0.75
Stock price - subsidiary	$0.15	$0.22
Discount applied	50%	50%
Fair value of stock price	$0.04	$0.09
Risk free rate	2.22%	2.49%
Contractual term (years)	3.83	4.08
Expected dividend yield	0%	0%
Expected volatility	85.8%	86.5%
Number of subsidiary warrants outstanding	48,904,037	48,904,037
Term (years)	$2,051	$4,528

In arriving at the fair value of stock price, a 50% discount was applied to the trading price of the PEC stock, as a result of illiquidity in the volumes being traded on the OTC markets. Risk-free interest rate was based on rates established by the Federal Reserve Bank. The volatility rate was based on stock prices of comparable companies.

The fair value of the profits interest sold was determined using an expected cash flow analysis.

Note 11 - Convertible Notes Payable and Convertible Notes Payable to Related Parties

At March 31, 2019 and December 31, 2018, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Birchwood Capital (2)	11/6/18	10%	5/6/19	$50	$(10)	$-	$40
Power Up (3)	11/26/18	8%	11/26/19	128	(84)	97	141
Adar Bays - Alef (4)	11/28/18	10%	11/28/19	193	(127)	224	290
Total				$371	$(221)	$321	$471

Convertible notes- Related Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$265	$(1)	$569	$833
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$314	$-	$569	$883

Balance at March 31, 2019				$685	$(222)	$890	$1,354

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Power Up (1*)	8/24/18	8%	8/24/19	$203	$(131)	$152	$224
Birchwood Capital (2)	11/6/18	10%	5/6/19	50	(35)	-	15
Power Up (3)	11/26/18	8%	11/26/19	128	(115)	96	109
Adar Bays - Alef (4)	11/28/18	10%	11/28/19	193	(175)	221	239
Total				$574	$(456)	$469	$587

Convertible notes- Related Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$265	-	$549	814
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$315	-	$549	$864

Balance at December 31, 2018				$889	$(456)	$1,018	$1,451

* The (#) references the notes described below

The derivative liability results from the variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using a Binomial Lattice model on the dates that the notes were issued and were subsequently revalued at December 31, 2018 and March 31, 2019, using the Monte Carlo simulation model with the following weighted average assumptions:

	March 31, 2019	December 31, 2018

Stock Price	$9.99	$6.75
Risk Free Interest Rate	2.41-2.43%	2.61%
Expected life (years)	.34-.66	0.73
Expected dividend yield	0%	0%
Expected volatility	93.1-94.3%	92.8%

Fair Value - Note Variable Share Settlement Feature	$890	$1,018

(1)	On February 20, 2019, the Company settled the August 24, 2018, convertible promissory note issued to Power Up, repaying the principal balance of $202,500 and $66,369 for interest and penalties.

(2)	On November 6, 2018, the Company issued a convertible promissory note to Birchwood Capital, LLC in the amount of $50,000. The note is due on May 6, 2019 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of $3.0 per share. The Company recorded a beneficial conversion feature discount of $50,000 on this note as of December 31, 2018.

(3)	On November 26, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $128,000. The note is due on November 26, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

(4)	On November 28, 2018, the Company issued a convertible promissory note to Adar Bays - Alef, LLC in the amount of $192,500. The note is due on November 28, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

Related Party Convertible Notes

(5)	In July 2015, the Company issued convertible promissory notes to Mr. Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible into shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 to cure the default. There were no other terms changed and no additional consideration was paid.

6)	On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, was due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. Accrued interest was approximately $3,000 as of March 31, 2019 and December 31, 2018, respectively.

Note 12- Stockholders’ Equity / (Deficit)

Authorized Share Capital

The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.

Series X Convertible Preferred Shares

The Company had 0 and 1,000,000 shares, par value $0.0001, of series X Convertible Preferred Shares, issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Series X Convertible Preferred shares have the rights to receive dividends or any distributions on a “as-converted basis’ and also each series X Convertible Preferred stockholder held the right to 1 vote relative to each stockholder of common stock, on a “as-converted basis”. Each series X Convertible Preferred share is convertible into 15 shares of common stock. On February 28, 2019, the 1,000,000 series X Preferred Shares automatically converted into 15,000,000 shares of Common Stock.

Common Stock

In March 2019, the Company raised $1.1 million in a private placement transaction by issuing 93,910 shares of its common stock for $11.28 per share to a Hong Kong-based family office group. The Company contemporaneously issued warrants to purchase an additional 200,000 shares of common stock to the investor in this transaction. The warrants feature an exercise price of $11.31 per share, and may be exercised at any time prior to March 31, 2020. The warrants were determined to be equity instruments and are therefore classified within stockholders’ equity in accordance with ASC 815.

The Company raised an additional $0.7 million through issuances of an aggregate of 284,188 shares of its common stock in a private placement transactions during the three months ended March 31, 2019 to several other investors.

During the three months ended March 31, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, to settle a lease dispute.

Stock Options

The Company has adopted the 2014 Equity Incentive Stock Plan (the “Plan”). The Plan provides for the issuance of up to 166,667 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants. The Plan is administered by the Company’s Board, and has a term of 10 years.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the options’ term, exercise price, current stock price, risk-free interest rate estimated over the expected term and estimated volatility of our stock over the expected term of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The estimated volatility was determined based on the historical volatility of our common stock.

The Company did not grant stock options during the three months ended March 31, 2019.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	16,667	$28.20	$-	9.1
Outstanding as of March 31, 2019	16,667	$28.20	$-	8.8

Options exercisable as of March 31, 2019	16,667	$28.20	$-	8.8

There was no stock-based compensation expense recognized during the three months ended March 31, 2019. Stock-based compensation expense recognized for the three months ended March 31, 2018 was approximately $0.5 million associated with stock based payment awards issued to non-employee service providers.

As of March 31, 2019, there was no unrecognized stock-based compensation expense.

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2019 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	7	$24,000	$-	2.9
Issued	200,000	11.31	-	1.0
Outstanding as of March 31, 2019	200,007	$12.15	$-	1.0

Warrants exercisable as of March 31, 2019	200,007	$12.15	$-	1.0

Note 13 - Leases

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

At March 31, 2019, the Company had operating lease liabilities of $0.1 million and right of use assets of $0.1 million, respectively, in the Condensed Consolidated Balance Sheet.

Pulse Evolution Group, Inc.

(formerly known as Recall Studios, Inc.)

Notes to the Condensed Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

For the Three Months Ended March 31, 2019
Operating leases
Operating lease cost	$8
Variable lease cost	4
Operating lease expense	12
Short-term lease rent expense	-
Total rent expense	$12

For the Three Months Ended March 31, 2019
Operating cash flows from operating leases	$7
Right-of-use assets exchanged for operating lease liabilities	$125
Weighted-average remaining lease term – operating leases (in years)	1.4
Weighted-average discount rate – operating leases	10.0%

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Nine months ended December 31, 2019	$75
Year Ended December 31, 2020	46
Total	121
Less present value discount	(2)
Operating lease liabilities	$119

Note 14 - Commitments and Contingencies

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. In connection with closed litigation on two separate matters that resulted in judgments against the Company, we have accrued $524,000 which remains on the balance sheet as a liability at March 31, 2019 and December 31, 2018, respectively. The Company is in settlement discussions with the parties.

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

On June 25, 2018, an office space vendor filed a complaint (Case#: CIV1802192) in the Superior Court of the State of California, Marin County asserting breach of contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Company responded with affirmative defenses on September 27, 2018. The Company reached an out of court settlement on December 19, 2018 with the vendor and the case was dismissed on January 24, 2019. During the three months ended March 31, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, in connection with this lease settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” are to Pulse Evolution Group, Inc. and its subsidiaries, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

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

Results of Operations for the three months ended March 31, 2019 and 2018 (Income):

	Three Months Ended March 31,
	2019	2018

Executive compensation	$300	$56
Compensation	204	81
Marketing and advertising	212	125
Legal and professional fees	208	398
Depreciation and amortization	5,158	-
General and administrative expenses	113	180
Operating Expenses	6,195	840
Change in fair value of subsidiary warrant liability	(2,477)	-
Change in fair value of derivative liability	(128)	(2,768)
Interest expense	446	2,623
Other Income	(2,159)	(145)
Loss before income taxes	(4,036)	(695)
Income tax benefit	1,169	-
Net Loss	$(2,867)	$(695)

Operating Expenses

During the three months ended March 31, 2019, operating expenses totaled $6.2 million, compared to $0.8 million for the three months ended March 31, 2018. The increase of $5.5 million was primarily due to $5.2 million of amortization expense recognized from our intangible assets associated with the acquisition of Evolution AI Corporation (“EAI”), $0.2 million of executive compensation related to increases in annual salaries and bonuses for our Chief Executive Officer and Executive Chairman, which were effective August 8, 2018, $0.1 million of other compensation expense for payroll and related benefits for new employees, $0.1 million of increased marketing and advertising expenses related to our acquisition of EAI, offset by a decrease in legal and professional fees of $0.2 million, primarily due to $0.4 million of stock-based compensation expense recognized during the three months ended March 31, 2018 for services rendered.

Other Income

During the three months ended March 31, 2019, we recognized $2.2 million of other income, compared to $0.1 million of other income during the three months ended March 31, 2018. The $2.1 million increase to other income is primarily related to the gain of $2.5 million recognized for the change in fair value of our subsidiary warrant liability primarily driven by a decrease in the underlying stock price of $0.07 per share from December 31, 2018 to March 31, 2019, offset by interest expense of $0.4 million related to our convertible notes.

Income Taxes

During the three months ended March 31, 2019, we recognized an income tax benefit of $1.2 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $5.2 million caused the deferred tax liability to decrease by $1.2 million, which resulted in the recognition of an income tax benefit.

Net Loss

During the three months ended March 31, 2019, we recorded a net loss of $2.9 million, compared to a net loss of $0.7 million for the three months ended March 31, 2018. The increase in net loss of $2.2 million is primarily due to $5.2 million of amortization of our intangible assets and $0.4 million of compensation expenses, offset by a $ 2.2 million reduction in interest expense and the recognition of a $1.2 million income tax benefit.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $0.3 million, a working capital deficiency of $14.6 million and an accumulated deficit of $25.2 million at March 31, 2019. The Company incurred a $3.0 million net loss for the year ended March 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of our interim financial statements included in this quarterly report. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In March 2019, the Company raised $1.1 million by issuing 93,910 shares of its common shares for an average price of $11.28 per share to a Hong Kong-based family office group. In connection therewith, the Company has also issued warrants to acquire an additional 200,000 common shares, subject to exercise prices of between $11.00 and $13.50 per share, or $11.31 on a weighted average basis, payable in cash at any time prior to March 31, 2020. In addition, the Company has raised $0.8 million through the issuance of common stock between January and May 2019 at various prices ranging between $5.00 to $9.00 per share to a number of smaller investors.

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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2019	2018
Net Cash Used in Operating Activities	$(582)	$(641)
Net Cash Used in Investing Activities	(801)	-
Net Cash Provided by Financing Activities	1,658	983
Net Change in Cash	$275	$342

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $0.6 million, which consisted of our net loss of $2.9 million, adjusted for non-cash expenses of $1.8 million including, $5.2 million of depreciation and amortization expenses, $0.2 million of amortization of the debt discount and $0.1 million of interest expense related to our notes payable, offset by $2.5 million related to the change in fair value of our warrant liability, $1.2 million of income tax benefit, and the increase in accounts payable and accrued expenses of $0.5 million.

For the three months ended March 31, 2018, net cash used in operating activities was $0.6 million, which primarily consisted of our net loss of $0.7 million, adjusted for non-cash expenses of $2.1 million related to financing costs, $0.4 million of stock-based compensation expense for services provided and $0.4 million of amortization of our debt discount related to our convertible notes, offset by a $2.8 million gain recognized for the change in fair value of our derivative liability.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $0.8 million, which primarily consisted of our $1.0 million payment for our investment in Panda Productions (HK) Limited (“Panda”), offset by $0.2 million received from accredited investors for an interest in Panda.

There were no investing activities for the three months ended March 31, 2018.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $1.7 million. The net cash provided is primarily related to $1.8 million of proceeds received from the sale of our common stock, $65,000 of proceeds received from the issuance of our subsidiary’s common stock, offset by repayments of $0.2 million of our convertible notes.

For the three months ended March 1, 2018, net cash provided by financing activities was $1.0 million. The net cash provided is primarily related to $0.8 million of proceeds received from the issuance of our convertible notes and $0.5 million of proceeds received from the sale of our common stock, offset by repayments of $0.4 million of our convertible notes.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Recently Issued Accounting Pronouncements

See Note 3 in the accompanying condensed consolidated financial statements for a discussion of recent accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described in our December 31, 2018 Annual Report, our disclosure controls and procedures were not effective.

Report of Management on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of March 31, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of March 31, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company issued 340,798 shares of common stock for proceeds of $1.8 million.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

PULSE EVOLUTION GROUP, INC.

Date: June 26, 2019	By:	/s/ John Textor
John Textor
Chief Executive Officer (principal executive officer)

	By:	/s/ Anand Gupta
Anand Gupta
Chief Financial Officer (principal financial officer and principal accounting officer)

