Form 10-Q
period 2019-06-30
Pulse Evolution Group, Inc.
filed 2019-08-14
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of August 13, 2019, there were 23,444,318 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PULSE EVOLUTION GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2018, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 14, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pulse Evolution Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$151	$31
Prepaid expenses	15	-
Total current assets	166	31

Property and equipment, net	13	14
Deposits	23	3
Investment in Panda Productions (HK) Limited (Kung Fu Panda)	1,000	-
Intangible assets	125,772	136,078
Goodwill	148,055	149,975
Right-of-use assets	99	-
Total assets	$275,128	$286,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,624	$2,475
Accrued expenses	4,128	5,860
Due to related parties	699	398
Note payable	3,873	3,667
Notes payable - related parties	516	172
Convertible notes, net of $0 and $456 discount as of June 30, 2019 and December 31, 2018, respectively	50	587
Convertible notes - related parties	50	864
Profits interest sold	655	-
Warrant liability - subsidiary	927	4,528
Current portion of lease liability	84	-
Total current liabilities	13,606	18,551

Deferred income taxes	32,794	35,000
Lease liability	15	-

Total liabilities	46,415	53,551

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders’ equity:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock par value $0.01: 400,000,000 shares authorized; 23,317,975 shares issued and 7,532,776 shares outstanding at June 30, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	229,964	227,570
Accumulated deficit	(30,776)	(21,763)
Non-controlling interest	29,523	26,742
Total stockholders’ equity	228,713	232,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,128	$286,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands except for share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	$804	$1,040	$1,841	$1,880
Depreciation and Amortization	5,158	-	10,316	-
Total operating expenses	5,962	1,040	12,157	1,880

Other income (expense)
Interest expense	(454)	(613)	(900)	(1,099)
Financing costs	-	(205)	-	(2,342)
Change in fair value of subsidiary warrant liability	1,124	-	3,601	-
Change in fair value of derivative liability	890	(329)	1,018	2,439
Total other income (expense)	1,560	(1,147)	3,719	(1,002)
Loss before income taxes	(4,402)	(2,187)	(8,438)	(2,882)
Income tax benefit	1,037	-	2,206	-
Net loss	(3,365)	(2,187)	(6,232)	(2,882)
Less: net loss attributable to non-controlling interest	2,182	-	2,781	-
Net loss attributable to common stockholders	$(5,547)	$(2,187)	$(9,013)	$(2,882)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.24)	$(0.77)	$(0.50)	$(1.04)

Weighted average shares outstanding:
Basic and diluted	22,964,199	2,842,845	17,952,188	2,771,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except for share and per share information)

For the three and six months ended June 30, 2019

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance at December 31, 2018	1,000,000	$-	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	-	-	378,098	-	1,778	-	-	1,778
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	65	-	-	65
Additional shares issued for reverse stock split	-	-	1,374	-	-	-	-	-
Net loss	-	-	-	-	-	(3,466)	599	(2,867)
Balance at March 31, 2019	-	$-	22,931,183	$2	$229,542	$(25,229)	$27,341	$231,656
Issuance of common stock for cash	-	-	386,792	-	422	-	-	422
Net loss	-	-	-	-	-	(5,547)	2,182	(3,365)
Balance at June 30, 2019	-	$-	23,317,975	$2	$229,964	$(30,776)	$29,523	$228,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except for share and per share information)

For the three and six months ended June 30, 2018

	Preferred stock		Common Stock		Shares to be	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance at December 31, 2017	7,424,491	$1	2,659,918	$-	$-	$8,053	$(11,153)	$(3,099)
Issuance of common stock for cash	-	-	91,200	-	80	469	-	549
Issuance of common stock for services	-	-	15,833	-	-	410	-	410
Issuance of common stock for commitment fee	-	-	6,667	-	-	118	-	118
Conversion of notes payable into common shares	-	-	4,333	-	-	18	-	18
Conversion of warrants into common stock	-	-	1,474	-	-	-	-	-
Cancellation of common stock for commitment fee refund	-	-	(3,594)	-	-	(55)	-	(55)
Net loss	-	-	-	-	-	-	(695)	(695)
Balance at March 31, 2018	7,424,491	$1	2,775,831	$-	$80	$9,013	$(11,848)	$(2,754)
Issuance of common stock for cash	-	-	140,533	-	(80)	1,026	-	946
Issuance of common stock for services	-	-	22,500	-	-	273	-	273
Conversion of preferred stock into common stock	(1,162,000)	-	77,467	-	-	-	-	-
Conversion of warrants into common stock	-	-	3,640	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,187)	(2,187)
Balance at June 30, 2018	6,262,491	$1	3,019,971	$-	$-	$10,312	$(14,035)	$(3,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pulse Evolution Group, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands, except for share and per share information)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	(6,232)	$(2,882)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,316	-
Stock-based compensation	-	683
Amortization of debt discount	454	823
Deferred income tax benefit	(2,206)	-
Financing cost	-	2,342
Change in fair value of derivative liability	(1,018)	(2,439)
Change in fair value of subsidiary warrant liability	(3,601)	-
Amortization of right-of-use assets	26	-
Accrued interest on note payable	295	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	(15)	-
Accounts payable	149	(52)
Accrued expenses	310	(80)
Lease liability	(26)	-
Net cash used in operating activities	(1,548)	(1,605)

Cash flows from investing activities
Investment in Panda Productions (HK) Limited	(1,000)	-
Sale of profits interest in investment in Panda Productions (HK) Limited	655	-
Payments for leasehold improvements	(9)	-
Lease security deposit	(20)	-
Net cash used in investing activities	(374)	-

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	1,157
Repayments of convertible notes	(523)	(731)
Proceeds from sale of common stock	2,199	1,471
Proceeds from sale of subsidiary’s common stock	65	-
Proceeds from related parties	410	-
Repayments to related parties	(109)	-
Net cash provided by financing activities	2,042	1,897

Net increase in cash	120	292
Cash and at beginning of period	31	77
Cash at end of period	$151	$369

Supplemental disclosure of cashflows information:
Interest paid	-	-
	$-	$-

Non-cash financing and investing activities:
Issuance of common stock for note conversion	$-	$18
Common stock issued for lease settlement	$130	$-
Measurement period adjustment on the Evolution AI Corporation acquisition	$1,920	$-

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

The Company has cash of $0.2 million, a working capital deficiency of $13.4 million and an accumulated deficit of $30.8 million at June 30, 2019. The Company incurred a $9.0 million net loss for the six months ended June 30, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These obligations include liabilities assumed in an acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The unaudited condensed consolidated balance sheet at June 30, 2019 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on June 10, 2019.

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

As of June 30, 2019, the Company’s long-term investments consist of its investment in Panda Productions (HK) Limited (“Panda”), (Note 5).

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

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Deferred tax liability

The Company recognized $36.9 million of deferred tax liabilities related to the EAI acquisition during the year ended December 31, 2018. The following is a rollforward of the Company’s deferred tax liability from January 1, 2019 to June 30, 2019:

June 30, 2019
Balance – January 1, 2019	$35,000
Income tax benefit (associated with the amortization of intangible assets)	(2,206)
Balance - June 30, 2019	$32,794

Loss Per Share

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into the Company’s common stock, consist of the following at June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Common stock purchase warrants	200,007	8
Convertible preferred shares	-	84,166
Stock options	16,667	-
Convertible notes variable settlement feature	524,945	252,788
Total	741,619	336,962

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

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i) Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on its condensed consolidated financial statements.

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

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Acquisition

The EAI acquisition which occurred on August 8, 2018, was accounted for using acquisition method of accounting. The aggregate of the purchase price, plus net liabilities assumed was allocated to separately identifiable assets and the excess was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change during the one year measurement period, which ends August 7, 2019. During the six months ended June 30, 2019, the Company recorded a measurement period adjustment to reduce acquisition date accrued expenses by $1.9 million, which resulted in a corresponding decrease to goodwill. In addition during the six months ended June 30, 2019, the Company recorded a lease settlement liability measurement period adjustment of $0.1 million which should have been accrued at the time of the acquisition. This lease settlement liability was settled during the 1st quarter of 2019 with the issuance of 18,935 shares (see Note 14).

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

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Proforma

The following unaudited pro forma financial information for the three and six months ended June 30, 2018 presents combined results of operations as if the acquisition of Evolution AI Corporation and Pulse Evolution Corporation had occurred on January 1, 2017 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Operating Revenues	$147	$294
Net Loss	$(6,261)	$(11,394)

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

During the six months ended June 30, 2019, the Company acquired an approximate 2% interest in Panda for $2.0 million. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Panda. The measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes. As of June 30, 2019, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

As of June 30, 2019, the Company paid $1.0 million to Panda. As of June 30, 2019 and the date of this report, $1.0 million remains unfunded.

During the six months ended June 30, 2019, the Company sold profits interests to accredited investors and received cash of $0.7 million. As part of this transaction the Company also issued 209,050 common shares in connection with this transaction. As a result of this sale of the profits interest, the Company will potentially distribute approximately 10% of its proceeds received in the Macau Show. The Company allocated 100% the amount of proceeds received from investors to the fair value of the profits interests based upon expected cash outflows on the Macau Shaw. The issuance of a profits interest meets the definition of a derivative in accordance with ASC 815, therefore, the Company will update the fair value of this profits interests on a quarterly basis and record any change in fair value as a component of other income (expense). The Company determined that the fair value of this profits interest to be approximately $0.7 million as of the date of this transaction and as of June 30, 2019.

Note 6 – Intangible Assets

Amortization expense totaled $5.2 million and $10.3 million for the three and six months ended June 30, 2019. The Company’s intangible assets are being amortized over a weighted average remaining life of 6.1 years.

Future amortization is as follows (in thousands):

Future Amortization

2019 (six months remaining)	$10,306
2020	20,612
2021	20,612
2022	20,612
2023	20,612
Thereafter	33,018
Total	$125,772

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 7 - Accrued Expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll taxes (in arrears)	$1,308	$1,308
Accrued compensation	1,774	2,453
Legal and professional fees	316	765
Accrued litigation loss	524	524
Other	206	810
Total	$4,128	$5,860

Note 8 - Related Parties

Amounts owed to related parties as of June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Alexander Bafer, Executive Chairman	$20	$25
John Textor, Chief Executive Officer	310	304
Other	369	69
Total	$699	$398

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan to the Company which is payable on demand. The amounts due to John Textor, Chief Executive Officer, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

During the six months ended June 30, 2019, the Company received approximately $409,000 from related parties, including a $300,000 advance from FaceBank, Inc., a development stage company controlled by Mr. Textor, $56,000 from Mr. Bafer, $23,000 from Mr. Textor and $30,000 from other related parties. During the six months ended June 30, 2019, the Company paid approximately $109,000 to related parties, including $51,000 to Mr. Bafer, $23,000 to Mr. Textor and $35,000 to other related parties.

Notes Payable - Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the CEO. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note is currently in default. Accrued interest as of June 30, 2019 and December 31, 2018 related to this note was $79,000 and $45,000, respectively.

On May 22, 2019, the Company issued a non-convertible promissory note to replace its convertible promissory note, dated October 12, 2015, with its Chairman, Mr. Bafer. The note has a principal balance of $264,365, accrues interest at a rate of 8% per annum and has a maturity date of August 31, 2019. Accrued interest is approximately $167,000 as of June 30, 2019.

Note 9 - Note Payable

The Company has recorded, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018. The cumulative accrued interest on the note amounts to $1.2 million. The note is currently in a default condition due to non-payment of principal and interest. The note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 of Series X Convertible Preferred Stock during the six months ended June 30, 2019). Such holders have agreed not to declare the note in default, and to forbear from exercising remedies which would otherwise be available in the event of a default, while the note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter.

Note 10 - Fair value measurements

The Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income/expense in the condensed consolidated statements of operations.

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2019 and December 31,2018 (in thousands):

	Fair Value measured at June 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$-
Derivative liability - related party convertible notes	-	-	-
Total Derivative Liability	$-	$-	$-
Profits interest sold	-	-	655
Warrant Liability	-	-	927
Total Fair Value	$-	$-	$1,582

	Fair Value measured at December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$469
Derivative liability - related party convertible notes	-	-	549
Total Derivative Liability	$-	$-	$1,018
Warrant Liability	-	-	4,528
Total Fair Value	$-	$-	$5,546

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative	Warrants (assumed from subsidiary)	Profits interest sold
Fair value at December 31, 2018	$1,018	$4,528	$-
Change in fair value	(1,018)	(3,601)	-
Additions	-	-	655
Fair value at June 30, 2019	$-	$927	$655

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, amounted to $0.9 million on June 30, 2019 and $4.5 million on December 31, 2018, resulting in a change in fair value of $3.6 million that is reported as a component of other income/(expense) in the condensed consolidated statement of operations for the six months ended June 30, 2019.

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability with the following assumptions at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Exercise price	$0.75	$0.75
Stock price - subsidiary	$0.10	$0.22
Discount applied	50%	50%
Fair value of stock price	$0.02	$0.09
Risk free rate	1.72%	2.49%
Contractual term (years)	3.58	4.08
Expected dividend yield	0%	0%
Expected volatility	83.2%	86.5%
Number of subsidiary warrants outstanding	48,904,037	48,904,037

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

Note 11 - Convertible Notes Payable and Convertible Notes Payable to Related Parties

At June 30, 2019 and December 31, 2018, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Birchwood Capital (2)	11/6/18	10%	5/6/19	$50	$-	$-	$50
Total				$50	-	-	$50

Convertible notes- Related Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$-	$-	$-	$-
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$50	$-	$-	$50

Balance at June 30, 2019				$100	$-	$-	$100

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Power Up (1*)	8/24/18	8%	8/24/19	$203	$(131)	$152	$224
Birchwood Capital (2)	11/6/18	10%	5/6/19	50	(35)	-	15
Power Up (3)	11/26/18	8%	11/26/19	128	(115)	96	109
Adar Bays - Alef (4)	11/28/18	10%	11/28/19	193	(175)	221	239
Total				$574	$(456)	$469	$587

Convertible notes- Related Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$265	-	$549	814
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$315	-	$549	$864

Balance at December 31, 2018				$889	$(456)	$1,018	$1,451

* The (#) references the notes described below

The derivative liability results from the variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using a Binomial Lattice model on the dates that the notes were issued and were subsequently revalued at June 30, 2019 and December 31, 2018, using the Monte Carlo simulation model with the following weighted average assumptions:

	April 25, 2019 – May 22, 2019	December 31, 2018

Stock Price	$ 5.05 - 7.25	$6.75
Risk Free Interest Rate	2.37 – 2.45%	2.61%
Expected life (years)	0.19 – 0.59	0.73
Expected dividend yield	0%	0%
Expected volatility	65.9 – 94.3%	92.8%

Fair Value - Note Variable Share Settlement Feature	$561 *	$1,018

* Fair value at May 22, 2019

(1)	On February 20, 2019, the Company settled the August 24, 2018, convertible promissory note issued to Power Up, repaying the principal balance of $202,500 and $66,369 for interest and penalties.

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(2)	On November 6, 2018, the Company issued a convertible promissory note to Birchwood Capital, LLC in the amount of $50,000. The note was due on May 6, 2019 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of $3.00 per share. The Company recorded a beneficial conversion feature discount of $50,000 on this note as of December 31, 2018. The note is currently past due. Accrued interest was approximately $2,500 and $1,000 as of June 30, 2019 and December 31, 2018, respectively.

(3)	On November 26, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $128,000. The note is due on November 26, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. On April 25, 2019, the Company settled the note, repaying the principal balance of $128,000 and $39,000 for interest and penalties.

(4)	On November 28, 2018, the Company issued a convertible promissory note to Adar Bays - Alef, LLC in the amount of $192,500. The note is due on November 28, 2019 and bears interest at 6% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date. On May 20, 2019, the Company settled the note, repaying the principal balance of $192,500 and $47,500 for interest and penalties.

Related Party Convertible Notes

(5)	In July 2015, the Company issued convertible promissory notes to Mr. Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible into shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 to cure the default. There were no other terms changed and no additional consideration was paid.

On May 22, 2019, the Company issued a non-convertible promissory note to replace the convertible promissory notes (See Note 8).

6)	On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, was due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share . The note is currently past due. Accrued interest was approximately $3,600 and $3,000 as of June 30, 2019 and December 31, 2018, respectively.

Note 12- Stockholders’ Equity / (Deficit)

Authorized Share Capital

The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.

Series X Convertible Preferred Shares

The Company had 0 and 1,000,000 shares, par value $0.0001, of series X Convertible Preferred Shares, issued and outstanding at June 30, 2019 and December 31, 2018, respectively. Series X Convertible Preferred shares have the rights to receive dividends or any distributions on a “as-converted basis’ and also each series X Convertible Preferred stockholder held the right to 1 vote relative to each stockholder of common stock, on a “as-converted basis”. Each series X Convertible Preferred share is convertible into 15 shares of common stock. On February 28, 2019, the 1,000,000 series X Preferred Shares automatically converted into 15,000,000 shares of Common Stock.

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

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

The Company raised an additional $1.1 million through issuances of an aggregate of 670,980 shares of its common stock in private placement transactions during the six months ended June 30, 2019 to several other investors.

During the six months ended June 30, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, to settle a lease dispute.

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

The Company did not grant stock options during the six months ended June 30, 2019.

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	16,667	$28.20	$-	9.1
Outstanding as of June 30, 2019	16,667	$28.20	$-	8.6

Options exercisable as of June 30, 2019	16,667	$28.20	$-	8.6

There was no stock-based compensation expense recognized during the six months ended June 30, 2019. Stock-based compensation expense of $0.3 million and $0.7 million was recognized for the three and six months ended June 30, 2018, respectively, associated with stock-based payment awards issued to non-employee service providers.

As of June 30, 2019, there was no unrecognized stock-based compensation expense.

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2019 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	7	$24,000	$-	2.9
Issued	200,000	11.31	-	1.0
Outstanding as of June 30, 2019	200,007	$12.15	$-	0.7

Warrants exercisable as of June 30, 2019	200,007	$12.15	$-	0.7

Pulse Evolution Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 13 - Leases

On February 14, 2019, the Company entered into a lease for new offices in Jupiter, Florida. The lease has an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,437. The Company has an option to extend the lease for another year until August 31, 2021 for an annual rent of $94,884 and a second option for a further annual extension until August 31, 2022 for an annual rent of $97,730. The Company recorded the lease obligations in accordance with ASC 842.

At June 30, 2019, the Company had operating lease liabilities of $0.1 million and right of use assets of $0.1 million, respectively, recorded in the accompanying condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$23	$30
Variable lease cost	15	20
Operating lease expense	38	50
Short-term lease rent expense	-	-
Total rent expense	$38	$50

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating cash flows from operating leases	$22	$30
Weighted-average remaining lease term – operating leases (in years)	1.2	1.2
Weighted-average discount rate – operating leases	10.0%	10.0%

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Six months ended December 31, 2019	$45
Year Ended December 31, 2020	61
Total	106
Less present value discount	(7)
Operating lease liabilities	$99

Note 14 - Commitments and Contingencies

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. In connection with closed litigation on two separate matters that resulted in judgments against the Company, we have accrued $524,000 which remains on the balance sheet as a liability at June 30, 2019 and December 31, 2018. The Company is in settlement discussions with the parties.

On August 27, 2018 plaintiff, Scott Meide, filed a pro se (unrepresented by counsel) complaint in the United States District Court for the Middle District of Florida, Jacksonville Division, against Pulse Evolution Corporation, now a subsidiary of the Company, naming its former officers among others as defendants. The Company’s position is that the pro se Complaint is defamatory, without merit in fact or law and represents an extortive attempt to coerce payment under threat of reputational harm and filed a motion to dismiss on September 25, 2018. On July 24, 2019, all counts of the complaint were dismissed in favor of the Company. Mr. Meide has the right to file an amended complaint no later than August 26, 2019.

On June 25, 2018, an office space vendor filed a complaint (Case#: CIV1802192) in the Superior Court of the State of California, Marin County asserting breach of contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Company responded with affirmative defenses on September 27, 2018. The Company reached an out of court settlement on December 19, 2018 with the vendor and the case was dismissed on January 24, 2019. During the six months ended June 30, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, in connection with this lease settlement.

Note 15 – Subsequent Events

Series D Preferred Stock

Subsequent to June 30, 2019, the Company authorized 2,000,000 shares of series D preferred stock with a par value of $1.00 per share. The series D preferred stock is senior to the Company’s common stock and junior to all existing and future debt, and the Series A, Series B, Series C and Series X preferred stock, with respect to dividends and right of liquidation. Each share of series D preferred stock will carry an annual dividend, at a dividend rate of 8% of the stated value.

On July 15, 2019, the Company entered into a stock purchase agreement to issue 253,000 shares of its series D preferred stock, for proceeds of $253,000.

Definitive Agreement

On July 31, 2019, the Company entered into a joint venture and revenue share agreement, called the Digital Likeness Development Agreement, among the Company, FaceBank, Inc., and professional boxing promoter and retired professional boxer, Floyd Mayweather, concerning the development of the hyper-realistic, computer generated ‘digital likeness’ of the face and body of Mr. Mayweather (“Virtual Mayweather”), for global exploitation in commercial applications. The Company is responsible for the advance funding of all technology and related costs. The Company paid an upfront cash fee of $250,000, and issued 138,966 shares of the Company’s common stock, with a fair value of $1,000,000, or $7.196 per share to Mr. Mayweather. The revenue earned from the agreement will initially be shared 50% to the Company and 50% to Mr. Mayweather, until the Company has recovered the advanced funding. Revenues earned subsequent the Company’s cost recovery will be shared 75% to Mr. Mayweather and 25% to the Company. The term of the agreement is from July 31, 2019 through July 31, 2024, unless extended by the parties. The Company also has an option to extend the Agreement, for an additional five year term, based on performance.

Convertible Note

On July 30, 2019, the Company entered into a $275,000 convertible promissory note with  an unrelated party. The note accrues interest at a rate of 12% per annum and matures on July 30, 2020. The note is not convertible until the six month anniversary of the note, at which time if the note has not already been repaid by the Company, the note holder shall be entitled to convert all or part of the note into shares of the Company’s common stock, at a price per share equal to 53% of the lowest trading price of the common stock for the twenty prior trading days upon which the conversion notice is received by the Company.

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

Results of Operations for the three months ended June 30, 2019 and 2018 (Income):

	Three Months Ended June 30,
	2019	2018

Executive compensation	$200	$63
Compensation	134	12
Marketing and advertising	112	452
Legal and professional fees	189	369
Depreciation and amortization	5158	-
General and administrative expenses	169	144
Operating Expenses	5,962	1,040
Change in fair value of subsidiary warrant liability	1,124	-
Change in fair value of derivative liability	890	(329)
Financing Costs	-	(205)
Interest expense	(454)	(613)
Other Income (Expense)	1,560	(1,147)
Loss before income taxes	(4,402)	(2,187)
Income tax benefit	1,037	-
Net Loss	$(3,365)	$(2,187)

Operating Expenses

During the three months ended June 30, 2019, operating expenses totaled $6.0 million, compared to $1.0 million for the three months ended June 30, 2018. The increase of $5.0 million was primarily due to $5.2 million of amortization expense recognized from our intangible assets associated with the acquisition of Evolution AI Corporation (“EAI”), a decrease in executive compensation of $0.1 million related to increases in annual salaries and bonuses for our Chief Executive Officer and Executive Chairman, which were effective August 8, 2018, $0.1 million of other compensation expense for payroll and related benefits for new employees, offset by a decrease in legal and professional fees of $0.3 million, primarily due to $0.3 million of stock-based compensation expense recognized during the three months ended June 30, 2018 for services rendered and decreases in marketing and advertising expenses of $0.3 million.

Other Income

During the three months ended June 30, 2019, we recognized $1.6 million of other income, compared to $1.1 million of other expenses during the three months ended June 30, 2018. The $2.7 million increase to other income is primarily related to the gain of $1.1 million recognized for the change in fair value of our subsidiary warrant liability primarily driven by a decrease in the underlying stock price of $0.05 per share from March 31, 2019 to June 30, 2019, the gain of $0.9 million for the change in fair value of our derivative liability related to our convertible notes, and interest expense of $0.5 million related to our convertible notes.

Income Taxes

During the three months ended June 30, 2019, we recognized an income tax benefit of $1.0 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $5.2 million caused the deferred tax liability to decrease by $1.0 million, which resulted in the recognition of an income tax benefit.

Net Loss

During the three months ended June 30, 2019, we recorded a net loss of $3.4 million, compared to a net loss of $2.2 million for the three months ended June 30, 2018. The increase in net loss of $1.2 million is primarily due to $5.2 million of amortization of our intangible assets, offset by a $2.0 million gain recorded for the change in fair value of our subsidiary warrant liability and derivative liability, the recognition of a $1.0 million income tax benefit, decreased interest expense of $0.5 million and a decrease in marketing and professional fees of $0.5 million.

Results of Operations for the six months ended June 30, 2019 and 2018 (Income):

	Six Months Ended June 30,
	2019	2018

Executive compensation	$500	110
Compensation	338	68
Marketing and advertising	324	577
Legal and professional fees	397	855
Depreciation and amortization	10,316	-
General and administrative expenses	282	270
Operating Expenses	12,157	1,880
Change in fair value of subsidiary warrant liability	3,601	-
Change in fair value of derivative liability	1,018	2,439
Financing Costs	-	(2,342)
Interest expense	(900)	(1,099)
Other Income (Expense)	3,719	(1,002)
Loss before income taxes	(8,438)	(2,882
Income tax benefit	2,206	-
Net Loss	$(6,232)	(2,882)

Operating Expenses

During the six months ended June 30, 2019, operating expenses totaled $12.2 million, compared to $1.9 million for the six months ended June 30, 2018. The increase of $10.3 million was primarily due to $10.3 million of amortization expense recognized from our intangible assets associated with the acquisition of Evolution AI Corporation (“EAI”), increases in executive compensation of $0.4 related to increases in annual salaries and bonuses for our Chief Executive Officer and Executive Chairman, which were effective August 8, 2018, $0.3 million of other compensation expense for payroll and related benefits for new employees, offset by a decrease of $0.4 million for legal and professional fees, primarily due to $0.7 million of stock-based compensation expense recognized during the six months ended June 30, 2018 for services rendered and decreases in advertising and marketing totaling $0.3 million.

Other Income

During the six months ended June 30, 2019, we recognized $3.7 million of other income, compared to $1.0 million of other expense during the six months ended June 30, 2018. The $4.7 million increase to other income is primarily related to the gain of $3.6 million recognized for the change in fair value of our subsidiary warrant liability primarily driven by a decrease in the underlying stock price of $0.12 per share from December 31, 2018 to June 30, 2019, a decrease in financing costs of $2.3 million, a decrease in interest expense of $0.2 million related to our convertible notes, offset by a $1.4 million decrease in the change in fair value of our derivative liability related to our convertible notes,.

Income Taxes

During the six months ended June 30, 2019, we recognized an income tax benefit of $2.2 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $10.3 million caused the deferred tax liability to decrease by $2.2 million, which resulted in the recognition of an income tax benefit.

Net Loss

During the six months ended June 30, 2019, we recorded a net loss of $6.2 million, compared to a net loss of $2.9 million for the six months ended June 30, 2018. The increase in net loss of $3.3 million is primarily due to $10.3 million of amortization of our intangible assets and an increase of $0.6 million in compensation expenses, offset by $4.6 million of gains recorded for the change in fair value of our subsidiary warrant liability and derivative liability, the recognition of a $2.2 million income tax benefit and a decrease in marketing and professional fees of $0.8 million.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $0.2 million, a working capital deficiency of $13.4 million and an accumulated deficit of $30.8 million at June 30, 2019. The Company incurred a $9.0 million net loss for the six months ended June 30, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of our interim financial statements included in this quarterly report. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In March 2019, the Company raised $1.1 million by issuing 93,910 shares of its common shares for an average price of $11.28 per share to a Hong Kong-based family office group. In connection therewith, the Company has also issued warrants to acquire an additional 200,000 common shares, subject to exercise prices of between $11.00 and $13.50 per share, or $11.31 on a weighted average basis, payable in cash at any time prior to March 31, 2020. In addition, the Company has raised $1.1 million through the issuance of common stock between January and June 2019 at various prices ranging between $5.00 to $9.00 per share to a number of smaller investors.

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

Cash Flows (in thousands)

	Six Months Ended June 30,
	2019	2018
Net Cash Used in Operating Activities	$(1,549)	$(1,605)
Net Cash Used in Investing Activities	(373)	-
Net Cash Provided by Financing Activities	2,042	1,897
Net Change in Cash	$120	$292

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $1.5 million, which consisted of our net loss of $6.2 million, adjusted for non-cash expenses of $4.3 million including, $10.3 million of depreciation and amortization expenses, $0.5 million of amortization of the debt discount and $0.3 million of interest expense related to our notes payable, offset by $4.6 million related to the change in fair value of our subsidiary warrant liability and our derivative liability, $2.2 million of income tax benefit, and the increase in accounts payable and accrued expenses of $0.5 million.

For the six months ended June 30, 2018, net cash used in operating activities was $1.6 million, which primarily consisted of our net loss of $2.9 million, adjusted for non-cash expenses of $2.3 million related to financing costs, $0.7 million of stock-based compensation expense for services provided and $0.8 million of amortization of our debt discount related to our convertible notes, offset by a $2.4 million gain recognized for the change in fair value of our derivative liability.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $0.4 million, which primarily consisted of our $1.0 million payment for our investment in Panda Productions (HK) Limited (“Panda”), offset by $0.6 million received from accredited investors for an interest in Panda.

There were no investing activities for the six months ended June 30, 2018.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $2.0 million. The net cash provided is primarily related to $2.2 million of proceeds received from the sale of our common stock, $0.3 million received as an advance from a related party, $65,000 of proceeds received from the issuance of our subsidiary’s common stock, offset by repayments of $0.5 million in connection with our convertible notes.

For the six months ended June 30, 2018, net cash provided by financing activities was $1.9 million. The net cash provided is primarily related to $1.2 million of proceeds received from the issuance of our convertible notes and $1.5 million of proceeds received from the sale of our common stock, offset by repayments of $0.7 million of our convertible notes.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described in our December 31, 2018 Annual Report, our disclosure controls and procedures were not effective.

Report of Management on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of June 30, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the Company issued 764,890 shares of common stock for proceeds of $2.2 million.

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

PULSE EVOLUTION GROUP, INC.

Date: August 14, 2019	By:	/s/ John Textor
John Textor
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

