Form 10-Q/A
period 2018-09-30
Pulse Evolution Group, Inc.
filed 2019-09-11
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Pulse Evolution Group, Inc. (formerly known as Recall Studios, Inc.)

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-Q for the fiscal quarter ended September 30, 2018, amends Pulse Evolution Group, Inc.’s (formerly Recall Studios, Inc.) (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, which was originally filed with the Securities and Exchange Commission on November 10, 2018 (the “Original Filing”).

In connection with the preparation of the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2018, the Company identified inadvertent errors in the accounting for deferred tax liabilities relating to the Company’s acquisition of Evolution AI Corporation (“Evolution AI”) in August 2018.

This Amendment is being filed solely to restate the financial statements (i) for the accounting error described above and as further described in Notes 1 and 3 to the financial statements and (ii) for measurement period adjustments also related to the Company’s acquisition of Evolution AI and as further described in Notes 1, 3 and 5. These adjustments had no effect on earnings or cash flows for any of the periods presented. No changes were made to Item 4. Controls and Procedures as our disclosure controls and procedures were already not considered effective.

Generally, no changes have been made to the Original Filing other than (i) to add the information as described above, (ii) to update the cover page to this Amendment, and (iii) to provide updated certifications. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Recall Studios, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in $ for 2018 and rounded to nearest thousand for 2017, except per share information)

	September 30, 2018
	As Restated	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$36,551	$77,000
Prepaid expenses	685,200	-
Deposits and retainers	126,072	3,000
Total current assets	847,823	80,000

Property and equipment, net	76,987	6,000
Goodwill	148,054,846	-
Acquired and licensed technology, net	140,889,639	-
Total Assets	$289,869,295	$86,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,324,117	$112,000
Accrued expenses	4,512,350	-
Amounts owed to related parties	840,364	515,000
Deposit on future sale of equity	55,000	55,000
Note payable	2,700,000	-
Note payable - related party	65,000	-
Convertible notes payable, net of discount	137,131	152,000
Convertible notes payable - related party	484,365	484,000
Warrant liability	3,714,541	-
Derivative liability	2,393,891	1,867,000
Total current liabilities	17,226,759	3,185,000
Deferred income taxes	36,944,000	-
Total liabilities	54,170,759	3,185,000

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized 0 and 5,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	1,000
Series B Preferred stock, par value $0.0001, 1,000,000 shares authorized 0 and 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Series C Preferred stock, par value $0.0001, 41,000,000 shares authorized 1,262,491 and 1,424,491 shares issued and outstanding as of September 30, 2018 and December 31, 2017	126	-
Series X Preferred stock, par value $0.0001, 1,000,000 shares authorized 1,000,000 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	100	-
Common stock, par value $0.0001, 300,000,000 shares authorized 214,557,207 and 79,797,533 shares issued and outstanding as of September 30, 2018 and December 31, 2017	21,456	8,000
Additional paid in capital	225,304,099	8,045,000
Shares to be issued	50,000	-
Non- controlling interest	28,618,442	-
Accumulated deficit	(18,295,687)	(11,153,000)
Total Stockholders’ Equity (Deficit)	235,698,536	(3,099,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$289,869,295	$86,000

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

Notes to the Condensed Consolidated Financial Statements For the
Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1 - Organization and Basis of Operations

Nature of Business

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans - computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

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

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities - Michael Jackson, Elvis Presley and Marilyn Monroe - in full length entertainment experiences, brand marketing events and digital products. The Company has a long-term agreement with Company shareholder, the Estate of Michael Jackson, to share in the revenues of any commercial use of the digital likeness of Michael Jackson. The Company is also in negotiations regarding the amendment and re-instatement of rights agreements relating to the intellectual property of two other Company shareholders, the Estate of Marilyn Monroe and Authentic Brands Group / Elvis Presley Enterprises.

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

Restatement

In connection with the preparation of the Company’s condensed consolidated financial statements as of and for the fiscal year ended December 31, 2018, the Company identified an error whereby, the deferred tax liability on a temporary tax difference between tax and accounting basis on intangible assets had not been recognized. This error resulted in an understatement of the deferred tax liability and goodwill by $37.0 million.

This Amendment is being filed solely to restate the condensed consolidated financial statements (i) for the accounting error described above and (ii) for measurement period adjustments also related to the Company’s acquisition of Evolution AI.

A reconciliation of the previously reported condensed consolidated balance sheet as of September 30, 2018 and the restated September 30, 2018 condensed consolidated balance sheet is as follows:

	September 30, 2018	Measurement		September 30,
	as Previously	Period	Effect of	2018
	Reported	Adjustment	Restatement	as Restated
ASSETS
Current assets
Cash	$36,551	$-	$-	$36,551
Prepaid expenses	685,200	-	-	685,200
Deposits and retainers	126,072	-	-	126,072
Total current assets	847,823	-	-	847,823

Property and equipment, net	76,987	-	-	76,987
Goodwill	81,267,181	29,843,665	36,944,000	148,054,846
Acquired and licensed technology, net	209,276,639	(68,387,000)	-	140,889,639
Total assets	$291,468,630	$(38,543,335)	$36,944,000	$289,869,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,324,117	$-	$-	$2,324,117
Accrued expenses	5,774,685	(1,262,335)	-	4,512,350
Amounts owed to related parties	840,364	-	-	840,364
Deposit on future sale of equity	55,000	-	-	55,000
Note Payable	2,700,000	-	-	2,700,000
Note Payable - related parties	65,000	-	-	65,000
Convertible notes payable, net of discount	137,131	-	-	137,131
Convertible notes - related party	484,365	-	-	484,365
Warrant liability	3,714,541	-	-	3,714,541
Derivative liability	2,393,891	-	-	2,393,891
Total current liabilities	18,489,094	(1,262,335)	-	17,226,759
Deferred income taxes	-	-	36,944,000	36,944,000
Total liabilities	18,489,094	(1,262,335)	36,944,000	54,170,759

COMMITMENTS AND CONTINGENCIES (Note 16)

Stockholders’ equity:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2018	-	-	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2018	-	-	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 1,262,491 shares issued and outstanding as of September 30, 2018	126	-	-	126
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2018	100	-	-	100
Common stock par value $0.01: 400,000,000 shares authorized; 214,557,207 shares issued and outstanding as of September 30, 2018	21,456	-	-	21,456
Additional paid-in capital	225,304,099	-	-	225,304,099
Shares to be issued	50,000			50,000
Accumulated deficit	(18,295,687)		-	(18,295,687)
Non-controlling interest	65,899,442	(37,281,000)	-	28,618,442
Total stockholders’ equity	272,979,536	(37,281,000)	-	235,698,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,468,630	$(38,543,335)	$36,944,000	$289,869,295

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

Acquired & Licensed Technology

The Company acquired technology assets as a result of its acquisition of EAI and Pulse. Amortization is provided on a straight-line basis over the estimated useful life of 12 years of the related assets. Impairment is reviewed on an annual basis and no impairment charge was necessary at September 30, 2018.

Revenue Recognition

The Company’s Recall Studios subsidiary produces software applications for third-parties on a consulting basis. Effective January 1, 2018, the Company retroactively adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, which has no material impact on revenue reported on the years presented within these financial statements. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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
Earnings per share - Basic
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

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant date under ASC 718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

Effective January 1, 2018, the Company retroactively adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, which has no material impact on revenue reported on the years presented within these financial statements. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 - Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

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

Note 3 - Acquisition of Evolution AI and associated Goodwill on Business Combination

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

The Company identified a measurement period adjustment related to its acquisition of EAI. The Company recorded a measurement period adjustment to reduce acquisition date accrued expenses by $1.3 million, which resulted in a corresponding decrease to goodwill.

A reconciliation of the previously reported purchase price allocation as of September 30, 2018 and the restated September 30, 2018 purchase price allocation is as follows (in thousands):

	September 30, 2018	Measurement		September
	as Previously	Period	Effect of	30, 2018
	Reported	Adjustment	Restatement	as Restated
Consideration Paid:
Series X Convertible Preferred Stock (1,000,000 shares at a fair value of $211.50 per share)	$211,500	$-	$-	$211,500
Purchase Price Allocation:
Fair value of other net assets/ liabilities	(15,102)	1,262	-	(13,840)
Net liabilities assumed	(15,102)	1,262	-	(13,840)
Excess allocated to
Fair value of acquired and licensed technology	211,840	(68,387)	-	143,453
Deferred tax liability	-	-	(36,944)	(36,944)
Non-controlling interest	(66,505)	37,281	-	(29,224)
Goodwill	81,267	29,844	36,944	148,055
Total Purchase Price	$211,500	$-	$-	$211,500

Goodwill is primarily attributable to expected synergies from future growth, from potential monetization opportunities, from strategic sale or licensing opportunities, and from expansion of our service offerings in technology creating hyper-realistic digital humans - computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

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

Note 4 - Property and Equipment

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

Depreciation for the period ended September 30, 2018 and December 31, 2017 was $2,890 and $0, respectively.

Note 5 - Acquired & Licensed Technology

The Company acquired technology assets, that is used in the development of hyper-realistic digital humans - computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications, that was recorded at fair-value assigned by an independent 3rd party valuation firm, as a result of its acquisition of EAI and Pulse and as of September 30, 2018 consists of the following (in thousands):

	September 30, 2018 As Restated	December 31, 2017	Useful Life
	$	$
Acquired and licensed technology	143,453	-	12 years
Less: Accumulated amortization	(2,563)	-
Acquired and Licensed Technology, net	140,890	-

Amortization for the period ended September 30, 2018 and December 31, 2017 was $2,563,361 and $0, respectively.

Note 6 - Accrued Expenses

Accrued liabilities as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018 As Restated	December 31, 2017
	$	$
Payroll and payroll related liabilities	1,308	-
Accrued Interest	753	-
Employee Credit Card Expenses payable	895	-
Amount owed for legal and consulting services	974	-
Other expenses	582	-
Total Accrued Expenses	4,512	-

Recall Studios, Inc.

Notes to the Condensed Consolidated Financial Statements For the

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 7 - Amounts owed to Related Parties

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

Note 8 - Notes Payable

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

Note 9 - Warrant Liability

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

Note 10 - Convertible Notes Payable

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

Note 11- Convertible Notes Payable to Related Parties

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

The derivative liabilities were valued at the following dates using a Binomial Lattice Model with the following average assumptions:

	September 30, 2018	December 31, 2017
Stock Price	$0.48	$.31
Risk free interest rate	2.19-2.59%	0.84%
Expected Volatility	223%	476%
Expected life in years	0.50-0.92	0.25-0.79
Expected dividend yield	0%	0%

Fair Value - Note Conversion Feature	2,393,891	1,867,000
Total	$2,393,891	$1,867,000

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

Note 17 - Discontinued Operations

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

Note 18 - Subsequent Events

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

Overview

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans - computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

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

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities - Michael Jackson, Elvis Presley and Marilyn Monroe - in full length entertainment experiences, brand marketing events and digital products. The Company has a long-term agreement with Company shareholder, the Estate of Michael Jackson, to share in the revenues of any commercial use of the digital likeness of Michael Jackson. The Company is also in negotiations regarding the amendment and re-instatement of rights agreements relating to the intellectual property of two other Company shareholders, the Estate of Marilyn Monroe and Authentic Brands Group / Elvis Presley Enterprises.

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

As of September 30, 2018, our total assets were $289,869,295 (as restated) and our current liabilities were $17,226,759 (as restated) and we had negative working capital as restated of $16,378,936. Our financial statements report net loss of $7,142,257 including non-cash gain of $3,887,541 for the change in fair value of derivative and warrant liabilities for the nine months ended September 30, 2017 as compared to net income of $10,847,000 including non-cash gain of $11,905,000 for the change in fair value of derivative liability for the nine months ended September 30, 2017.

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

PULSE EVOLUTION GROUP, INC.

Date: August 13, 2019	By:	/s/ John Textor
John Textor
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

