Form 10-Q
period 2019-09-30
FaceBank Group, Inc.
filed 2019-11-19
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

FaceBank Group, Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 19, 2019, there were 26,908,609 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2018, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 19, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$5,896	$31
Accounts receivable, net	12,989	-
Inventory	61	-
Prepaid expenses	1,269	-
Total current assets	20,215	31

Property and equipment, net	223	14
Deposits	24	3
Investments	5,650	-
Financial assets at fair value	2,120	-
Intangible assets	130,459	136,078
Goodwill	210,795	149,975
Right-of-use assets	3,673	-
Total assets	$373,159	$286,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,739	$2,475
Accrued expenses	21,984	5,860
Due to related parties	457	398
Note payable	3,980	3,667
Notes payable - related parties	310	172
Convertible notes, net of $228 and $456 discount as of September 30, 2019 and December 31, 2018, respectively	474	587
Convertible notes - related parties	50	864
Shares settled liability for intangible asset	1,000	-
Profits interest sold	655	-
Warrant liability - subsidiary	96	4,528
Derivative liability	380	-
Current portion of long-term borrowings	5,471	-
Lease liability	835	-
Total current liabilities	69,431	18,551

Deferred income taxes	33,367	35,000
Other long-term liabilities	194	-
Lease liability	2,838	-
Long term borrowings	32,791	-
Total liabilities	138,621	53,551

COMMITMENTS AND CONTINGENCIES (Note 14)

Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 455,233 shares issued and outstanding as of September 30, 2019; aggregate liquidation preference of $461 as of September 30, 2019	461	-

Stockholders’ equity:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock par value $0.0001: 400,000,000 shares authorized; 26,908,609 shares issued and 7,532,776 shares outstanding at September 30, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	241,634	227,570
Accumulated deficit	(37,557)	(21,763)
Non-controlling interest	29,998	26,742
Total stockholders’ equity	234,077	232,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$373,159	$286,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Condensed Consolidated Statements of Operations

(unaudited; in thousands except for share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Revenues	$5,834	$-	$5,834	$-
Total revenues	5,834	-	5,834	-
Operating expenses
Cost of revenues	5,222	-	5,222	-
General and administrative	2,264	2,927	4,105	4,806
Amortization of intangible assets	5,254	2,563	15,560	2,563
Depreciation	19	3	29	3
Total operating expenses	12,759	5,493	24,916	7,372
Operating loss	(6,925)	(5,493)	(19,082)	(7,372)

Other income (expense)
Interest income	482	-	482	-
Interest expense and financing costs	(1,094)	(822)	(1,994)	(4,263)
Other, net	(1,230)	-	(1,230)	-
Change in fair value of subsidiary warrant liability	831	618	4,432	618
Change in fair value of derivative liability	(1)	830	1,017	3,269
Total other income (expense)	(1,012)	626	2,707	(376)
Loss before income taxes	(7,937)	(4,867)	(16,375)	(7,748)
Income tax benefit	1,028	-	3,234	-
Net loss	(6,909)	(4,867)	(13,141)	(7,748)
Less: net loss attributable to non-controlling interest	(128)	(606)	2,653	(606)
Net loss attributable to controlling interest	$(6,781)	$(4,261)	$(15,794)	$(7,142)
Less: Deemed dividend on Series D Preferred Stock	(6)	-	(6)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	(379)	-	(379)	-
Net loss attributable to common stockholders	$(7,166)	$(4,261)	$(16,179)	$(7,142)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.29)	$(0.90)	$(0.80)	$(2.08)

Weighted average shares outstanding:
Basic and diluted	24,363,124	4,752,545	20,165,089	3,439,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except for share and per share information)

For the three and nine months ended September 30, 2019

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance at January 1, 2019	1,000,000	$-	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	-	-	378,098	-	1,778	-	-	1,778
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	65	-	-	65
Additional shares issued for reverse stock split	-	-	1,374	-	-	-	-	-
Net loss	-	-	-	-	-	(3,466)	599	(2,867)
Balance at March 31, 2019	-	$-	22,931,183	2	$229,542	$(25,229)	$27,341	$231,656
Issuance of common stock for cash	-	-	386,792	-	422	-	-	422
Net loss	-	-	-	-	-	(5,547)	2,182	(3,365)
Balance at June 30, 2019	-	$-	23,317,975	2	$229,964	$(30,776)	$29,523	$228,713
Issuance of common stock for cash	-	-	217,271	-	717	-	-	717
Acquisition of Facebank AG and Nexway	-	-	2,500,000	-	8,250	-	3,582	11,832
Issuance of common stock - subsidiary share exchange	-	-	856,354	-	2,979	-	(2,979)	-
Issuance of common stock for services rendered	-	-	15,009	-	101	-	-	101
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	2,000	-	13	-	-	13
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(379)	-	-	(379)
Deemed dividend on Series D preferred stock	-	-	-	-	(6)	-	-	(6)
Accrued Series D preferred stock dividends	-	-	-	-	(5)	-	-	(5)
Net loss	-	-	-	-	-	(6,781)	(128)	(6,909)
Balance at September 30, 2019	-	$-	26,908,609	$2	241,634	$(37,557)	$29,998	$234,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except for share and per share information)

For the three and nine months ended September 30, 2018

					Shares	Additional			Total
	Preferred stock		Common Stock		to be	Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Equity (Deficit)
Balance at January 1, 2017	7,424,491	$1	2,659,918	$-	$-	$8,053	$(11,153)	$-	$(3,099)
Issuance of common stock for cash	-	-	91,200	-	80	469	-	-	549
Issuance of common stock for services	-	-	15,833	-	-	410	-	-	410
Issuance of common stock for commitment fee	-	-	6,667	-	-	118	-	-	118
Conversion of notes payable into common shares	-	-	4,333	-	-	18	-	-	18
Conversion of warrants into common stock	-	-	1,474	-	-	-	-	-	-
Cancellation of common stock for commitment fee refund	-	-	(3,594)	-	-	(55)	-	-	(55)
Net loss	-	-	-	-	-	-	(695)	-	(695)
Balance at March 31, 2018	7,424,491	$1	2,775,831	$-	$80	$9,013	$(11,848)	$-	$(2,754)
Issuance of common stock for cash	-	-	140,533	-	(80)	1,026	-	-	946
Issuance of common stock for services	-	-	22,500	-	-	273	-	-	273
Conversion of preferred stock into common stock	(1,162,000)	-	77,467	-	-	-	-	-	-
Conversion of warrants into common stock	-	-	3,640	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,187)	-	(2,187)
Balance at June 30, 2018	6,262,491	$1	3,019,971	$-	$-	$10,312	$(14,035)	$-	$(3,722)
Issuance of common stock for cash	-	-	125,678	-	50	801	-	-	851
Issuance of common stock for services	-	-	362,433	-	-	2,711	-	-	2,711
Conversion of preferred stock into common stock	(5,000,000)	(1)	3,633,333	1	-	-	-	-	-
Conversion of warrants into common stock	-	-	10,492	-	-	-	-	-	-
Acquisition of Evolution AI	1,000,000	-	-	-	-	211,500	-	29,224	240,724
Net loss	-	-	-	-	-	-	(4,261)	(606)	(4,867)
Balance at September 30, 2018	2,262,491	$-	7,151,907	$1	50	$225,324	$(18,296)	$28,618	$235,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands, except for share and per share information)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(13,141)	$(7,748)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,560	2,563
Depreciation	29	3
Issuance of common stock in connection with cancellation of a consulting agreement	13	-
Issuance of common stock for services rendered	101	3,398
Amortization of debt discount	501	1,254
Deferred income tax benefit	(3,234)	-
Financing cost	-	2,533
Change in fair value of derivative liability	(1,017)	(3,269)
Change in fair value of subsidiary warrant liability	(4,432)	(618)
Amortization of right-of-use assets	46	-
Accrued interest on note payable	557	-
Other adjustments	(636)	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	3,620	-
Prepaid expenses	(100)	(522)
Accounts payable	2,819	(71)
Accrued expenses	617	15
Lease liability	(46)	-
Net cash provided by (used in) operating activities	1,257	(2,462)

Cash flows from investing activities
Investment in Panda Productions (HK) Limited	(1,050)	-
Acquisition of Facebank AG and Nexway, net of cash paid	2,300	-
Sale of profits interest in investment in Panda Productions (HK) Limited	655	-
Purchase of intangible assets	(250)	-
Payments for leasehold improvements	(9)	-
Lease security deposit	(21)	-
Net cash provided by investing activities	1,625	-

Cash flows from financing activities
Proceeds from issuance of convertible notes	275	1,327
Repayments of convertible notes	(523)	(1,251)
Proceeds from the issuance of preferred stock	450	-
Proceeds from sale of common stock	2,916	2,346
Proceeds from sale of subsidiary’s common stock	65	-
Proceeds from related parties	410	-
Repayments of note payable related party	(259)	-
Repayments to related parties	(351)	-
Net cash provided by financing activities	2,983	2,422

Net increase in cash	5,865	(40)
Cash at beginning of period	31	77
Cash at end of period	5,896	$37

Supplemental disclosure of cashflows information:
Interest paid	(170)	-
Income tax paid	-	-
	$(170)	$-
Non-cash financing and investing activities:
Issuance of common stock for note conversion	$-	$18
Issuance of common stock upon acquisition of Facebank AG and Nexway	$8,250	$-
Shares settled liability for intangible asset	$1,000	$-
Accrued Series D Preferred Stock dividends	$5	$-
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$379	$-
Common stock issued for lease settlement	$130	$-
Measurement period adjustment on the Evolution AI Corporation acquisition	$1,921	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Nature of Business

Overview

FaceBank Group, Inc. (formerly Pulse Evolution Group, Inc.) (the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to Brick Top Productions, Inc. in October 2010, and to Carolco Pictures, Inc. in January 2015. Effective November 29, 2017, the Company’s corporate name was changed to Recall Studios, Inc. On February 28, 2019, the Company’s corporate name was changed to Pulse Evolution Group, Inc. Effective September 30, 2019, the Company’s name was changed to FaceBank Group, Inc. and its trading symbol was changed to FBNK.

The Company is a digital human technology company, focused on the development, collection, protection and preparation of the personal digital likeness assets, of celebrities and consumers, for use in artificial intelligence, entertainment, personal productivity and social networking.

Reverse Stock Split and Increase in Authorized Share Capital

On January 9, 2019, the Company amended its certificate of incorporation to increase the authorized number of shares of its $0.0001 par value per share common stock to 400 million shares. The Company also effectuated a 1-for-30 reverse stock split of its common stock on February 28, 2019. All share and per share amounts for all periods presented are retroactively restated for the effect of the reverse stock split. All of the outstanding shares of Series X Preferred Stock also automatically converted into an aggregate of 15,000,000 shares of common stock on February 28, 2019.

Note 2 – Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash of $5.9 million, a working capital deficiency of $49.2 million and an accumulated deficit of $37.6 million at September 30, 2019. The Company incurred a $13.1 million net loss for the nine months ended September 30, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These obligations include liabilities assumed in an acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing.

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

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The unaudited condensed consolidated balance sheet at September 30, 2019 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on June 10, 2019.

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as Noncontrolling interests in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (loss) attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Operations.

The accompanying unaudited consolidated financial statements include the accounts of the Company, and its 99.7% owned principal operating subsidiary Evolution AI Corporation (“EAI”), 62.3% majority-owned operating subsidiary Nexway AG (“Nexway”), wholly-owned subsidiaries Facebank AG and StockAccess Holdings SAS (“SAH”), 70.0% majority-owned operating subsidiary Highlight Finance Corp. (“HFC”), inactive subsidiaries York Production LLC and York Production II LLC and its 54% majority owned subsidiary, Pulse Evolution Corporation (“PEC”). All inter-company balances and transactions have been eliminated in consolidation. All subsidiaries acquired are consolidated from the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, investments, depreciable lives of property and equipment, analysis of impairments of recorded goodwill and other long-term assets, accruals for potential liabilities, assumptions made in valuing derivative liabilities, assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements and deferred income taxes and related valuation allowance.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K filed with the SEC on June 10, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

Fair value of financial instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

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

For equity investments that result in the Company having significant influence, but not control, of an entity, the Company applies the equity method of accounting.

Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment and accounted for at cost, adjusted for unamortized premiums and discounts, net of allowance for loan losses.

As of September 30, 2019, the Company’s long-term investments consist of its investment in Panda Productions (HK) Limited (“Panda”) and an equity investment in shares and a term loan to P8H, Inc. (“Paddle8”). Refer to Note 5 for further information on the Company’s long-term investments.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts. The Company records allowances for doubtful accounts receivable based upon expected collectability. The reserve is generally established based upon an analysis of its aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The Company also regularly reviews the allowance by considering factors such as historical collections experience, credit quality, age of the accounts receivable balance and current economic conditions that may affect a customer’s ability to pay. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

Concentrations

For the nine months ended September 30, 2019, no customer accounted for more than 10% of sales and accounts receivable.

Sequencing

On July 30, 2019, the Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. The adoption of ASC 842 did not have an effect on the Company’s condensed consolidated results of operations or cash flows, due to the leases having a term of less than one year.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less, if any, from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Revenue from Contracts with Customers

The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

The Company recognized revenue from contracts with customers of approximately $5.8 million during the three- and nine-months ended September 30, 2019, primarily from the sale of software licenses. Revenue from the sale of software licenses are recognized as a single performance obligation at the point in time that the software license is delivered to the customer.

The following presents our revenues from contracts with customers disaggregated by major business activity (in thousands):

Three and Nine Months Ended September 30, 2019
Nexway eCommerce Solutions	$4,667
Nexway Academics	1,167
Total	$5,834

Foreign Currency Translation and Transactions

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of taxes, if any, are reported as a separate component of Accumulated Other comprehensive income (loss) within stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Other income (expense) in the Company’s Condensed Consolidated Statements of Operations. As the acquisition of Nexway occurred on September 19, 2019, foreign currency translation and transactions costs were deemed immaterial.

Deferred tax liability

The Company recognized $1.2 million of deferred tax liabilities related to the Facebank AG acquisition, and $0.5 million related to the Nexway acquisition during the three months ended September 30, 2019, and $36.9 million of deferred tax liabilities related to the EAI acquisition during the year ended December 31, 2018. The following is a rollforward of the Company’s deferred tax liability from January 1, 2019 to September 30, 2019 (in thousands):

September 30, 2019
Balance - January 1, 2019	$35,000
Facebank AG acquisition	1,151
Nexway acquisition	450
Income tax benefit (associated with the amortization of intangible assets)	(3,234)
Balance - September 30, 2019	$33,367

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Net Loss Per Share

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into the Company’s common stock, consist of the following at September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Common stock purchase warrants	200,007	8
Convertible preferred shares	455,233	502,806
Stock options	16,667	-
Convertible notes variable settlement feature	609,491	175,894
Total	1,281,398	678,708

Convertible Preferred Stock

Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity (“mezzanine”) until such time as the conditions are removed or lapse.

Segment reporting

The Company has only one operating segment and reporting unit. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its Chief Executive Officer. As of September 30, 2019 and for the nine months ended September 30, 2019, the CODM only reviews consolidated results to analyze performance and allocate resources.

Revenues, classified by the major geographic areas in which our customers were located, were as follows (in thousands):

Revenues
Europe	$3,559
United States	1,225
Asia	583
Other Countries	467
Total	$5,834

As the Company continues to integrate the operations acquired in the Nexway and Facebank AG acquisitions, such integration may result in multiple reportable segments and reporting units in future periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted upon issuance. The Company adopted this standard on January 1, 2019. The impact of this adoption was immaterial. See Note 13 for more information.

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

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional ASUs have been issued that are part of the overall new revenue guidance including: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” (iii) ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and (iv) ASU 2016-12, “Narrow Scope Improvements and Practical Expedients,” which clarified guidance on certain items such as reporting revenue as a principal or agent, identifying performance obligations. Concurrent with the acquisition of Nexway, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed the acquisition date. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year.

Note 4 – Acquisitions

EAI acquisition

The EAI acquisition which occurred on August 8, 2018, was accounted for using acquisition method of accounting. The aggregate of the purchase price, plus net liabilities assumed was allocated to separately identifiable assets and the excess was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change during the one year measurement period, which ended August 7, 2019. During the nine months ended September 30, 2019, the Company recorded a measurement period adjustment to reduce acquisition date accrued expenses by $1.9 million, which resulted in a corresponding decrease to goodwill. In addition, during the nine months ended September 30, 2019, the Company recorded a lease settlement liability measurement period adjustment of $0.1 million which should have been accrued at the time of the acquisition. This lease settlement liability was settled during the first quarter of 2019 with the issuance of 18,935 shares (see Note 14).

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

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Proforma EAI

The following unaudited pro forma financial information for the three and nine months ended September 30, 2018 presents combined results of operations as if the acquisition of EAI and PEC had occurred on January 1, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Operating Revenues	$5,981	$6,275
Net Loss	$(9,829)	$(20,593)

Facebank AG acquisition

On August 15, 2019, the Company acquired 100% of the issued and outstanding capital stock of Facebank AG in exchange for 2,500,000 shares of common stock, par value $0.0001 per share, of the Company. The acquisition was accounted for using the acquisition method accounting. The fair value of the Company’s common stock transferred as consideration in the acquisition was $8.25 million, which was determined using comparable observable transactions around the closing. Facebank AG is a privately-owned Swiss holding company which, at the time of acquisition, owned a minority interest in Nexway AG, and had entered into a binding agreement to acquire an aggregate 62.3% majority interest in Nexway AG. On September 19, 2019, Facebank AG completed its acquisition of a majority interest in Nexway AG, which is further discussed below. Facebank AG also owns 100% of SAH, a French joint stock company and investor in the global luxury, entertainment and celebrity focused industries that directly or indirectly holds investments in multiple other subsidiaries.

The acquisition of Facebank AG was considered immaterial as defined by ASC 805, Business combinations.

Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Facebank AG acquisition (in thousands):

Cash	$329
Accounts receivable	3,709
Property and equipment	16
Investments	5,671
Financial assets as fair value	2,275
Intangible assets – customer relationships	2,241
Intangible assets – intellectual property	1,215
Intangible assets – trade names and trademarks	843
Goodwill	16,841
Accounts payable	(64)
Accrued expenses	(802)
Deferred taxes	(1,161)
Long-term borrowings	(22,863)
Stock purchase price	$8,250

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $22.9 million. SAH is the borrower under a EUR 20.0 million bond due March 31, 2014 and an interest rate of 7%. The principal amount outstanding under the borrowing was EUR 14.5 million and EUR 16.0 million at August 15, 2019 (acquisition date) and September 30, 2019, respectively. As part of the acquisition, the Company agreed to pre-pay at least EUR 9.5 million of the outstanding principal of the SAH Bond by March 31, 2020.

At August 15, 2019, SAH was also the borrower under a EUR 5.0 million term loan with Highlight Finance Corp. as the lender and an interest rate of 4.0%. The term loan was effectively settled as part of Facebank AG’s acquisition of Nexway AG and Highlight Finance Corp. on September 19, 2019 and is not outstanding at September 30, 2019. Refer to the following section for further discussion on the acquisition of Nexway AG and Highlight Finance Corp.

Nexway AG Acquisition

On September 19, 2019, Facebank AG, a wholly owned subsidiary of the Company, acquired 333,420 shares, or approximately 51%, of Nexway and 35,000 shares, or approximately 70%, of Highlight Finance Corp. (“HFC”) (the “Nexway AG Acquisition”). Prior to the acquisition, Facebank AG owned 74,130 shares of Nexway, representing approximately 11.3% of the outstanding common shares of Nexway. Nexway is a Karlsruhe-based and Germany-listed software and solutions company, which provides a subscription-based platform for the monetization of intellectual property, principally for entertainment, games and security software companies, through its proprietary merchant presence in 180 different countries. HFC is a British Virgin Islands company with a EUR 15.0 million term bond facility issued and outstanding.

The acquisition was accounted for using the acquisition method accounting. The aggregate consideration of approximately ($5.3 million) equaled the sum of cash paid ($2.2 million), the fair value of bonds issued ($1.8 million), and the fair value of the Nexway shares previously owned by Facebank AG ($1.1 million), less the fair value of Facebank AG debt effectively settled as a result of the acquisition ($10.4 million). Goodwill related to the Nexway AG Acquisition is not deductible for tax purposes.

Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, liabilities assumed and noncontrolling interest for the Nexway AG Acquisition (in thousands):

Cash	$4,152
Accounts receivable	12,900
Prepaid expenses	1,169
Inventory	61
Property and equipment	213
Intangible assets – customer relationships	2,241
Intangible assets – intellectual property	1,215
Intangible assets – trade names and trademarks	843
Goodwill	45,900
Right-of-use assets	3,594
Accounts payable	(28,381)
Accrued expenses	(16,747)
Current portion of lease liability	(756)
Deferred income taxes	(450)
Other long-term liabilities	(193)
Lease liability	(2,838)
Long-term borrowings	(24,609)
Noncontrolling interests	(3,582)
Consideration transferred	$(5,268)

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $24.6 million. Nexway AG is the borrower of EUR 12.0 million secured notes, of which EUR 7.5 million was outstanding upon the acquisition on September 19, 2019. The Nexway borrowing has a maturity date of September 8, 2023 and interest rate of 6.5%. HFC is the borrower under a EUR 15.0 million bond due April 30, 2024 and an interest rate of 4%. All of the HFC bond was outstanding as of September 19, 2019 and September 30, 2019.

Proforma – Nexway AG

The following unaudited pro forma financial information for the three and nine months ended September 30, 2019 and September 30, 2018 presents combined results of operations as if the Nexway AG Acquisition had occurred on January 1, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues	$51,900	$23,545	$139,322	$70,634
Net loss	$(9,389)	$(5,367)	$(18,933)	$(9,252)

Note 5 – Investments

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong, currently scheduled to open in January 2020 (“Macau Show”). The agreement requires the Company to invest at least $2 million in Panda, in exchange for which the Company has received an equity interest in the production, billing credit as associate producer, and certain rights to participate in possible future productions of DreamWorks’ Kung Fu Panda property in similar theatrical productions.

During the nine months ended September 30, 2019, the Company acquired an approximate 2% interest in Panda for $2.0 million. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Panda. The measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes. As of September 30, 2019, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

As of September 30, 2019, the Company paid $1.0 million to Panda. As of September 30, 2019, $1.0 million remained unfunded.

During the nine months ended September 30, 2019, the Company sold profits interests to accredited investors and received cash of $0.7 million. As part of this transaction, the Company also issued 209,050 common shares in connection with this transaction. As a result of this sale of the profits interest, the Company will potentially distribute approximately 10% of its proceeds received in the Macau Show. The Company allocated 100% of the amount of proceeds received from investors to the fair value of the profits interests based upon expected cash outflows on the Macau Shaw. The issuance of a profits interest meets the definition of a derivative in accordance with ASC 815, therefore, the Company will update the fair value of this profits interests on a quarterly basis and record any change in fair value as a component of other income (expense). The Company determined that the fair value of this profits interest to be approximately $0.7 million as of the date of this transaction and as of September 30, 2019.

Additionally, as part of its acquisition of Facebank AG on August 15, 2019, the Company acquired investments in Paddle8 consisting of common shares and a term loan. Paddle8 is an online auction house that connects buyers and sellers of fine art and collectibles across the internet. The common shares hold a 49% voting interest and 33% economic interest in Paddle8 and were assessed to have an acquisition date fair value of $-0-, which is the carrying value as of September 30, 2019. The Company will account for its investment in the common shares under the equity method of accounting. The Company intends to hold the term loan until maturity and will accounted for the term loan at amortized cost, net of any allowance for loan loss. The carrying value of the term loan at September 30, 2019 was $4.6 million.

Note 6 – Intangible Assets and Goodwill

On July 31, 2019, the Company entered into a joint venture and revenue share agreement, called the Digital Likeness Development Agreement, among the Company, FaceBank, Inc., and professional boxing promoter and retired professional boxer, Floyd Mayweather, concerning the development of the hyper-realistic, computer generated ‘digital likeness’ of the face and body of Mr. Mayweather (“Virtual Mayweather”), for global exploitation in commercial applications. The Company is responsible for the advance funding of all technology and related costs. The Company paid an upfront cash fee of $250,000 and intends to issue share-based awards with an approximate fair value of $1,000,000 to Mr. Mayweather. The revenue earned from the agreement will initially be shared 50% to the Company and 50% to Mr. Mayweather, until the Company has recovered the advanced funding. Revenues earned subsequent the Company’s cost recovery will be shared 75% to Mr. Mayweather and 25% to the Company. The term of the agreement is from July 31, 2019 through July 31, 2024, unless extended by the parties. The Company also has an option to extend the Agreement, for an additional five-year term, based on performance. As of September 30, 2019, the Company has not issued the share-based awards and has recorded a shares settled liability of $1,000,000 on the accompanying condensed consolidated balance sheet. The Company recorded an intangible asset of $1,250,000 in connection with Virtual Mayweather. The Company will amortize this intangible asset over a 5-year period.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company recognized intangible assets during the period ended September 30, 2019 in connection with the Facebank AG Acquisition and the Nexway acquisition. Refer to Note 4 – Acquisition for further information on the Facebank AG Acquisition and the Nexway acquisition.

The table below summarizes the Company’s intangible assets at September 30, 2019 and December 31, 2018 (in thousands):

			September 30, 2019
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	$(20,237)	$103,199
Trademark and trade names	7	6	9,432	(1,273)	8,159
Animation and visual effects technologies	7	6	6,016	(988)	5,028
Digital asset library	5-7	5.5	7,505	(1,036)	6,469
Intellectual Property	7	6	3,258	(136)	3,122
Customer relationships	11	11	4,482	-	4,482
Total			$154,129	$(23,670)	$130,459

			December 31, 2018
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Human animation technologies	7	6.8	$123,436	$(7,012)	$116,424
Trademark and trade names	7	6.8	7,746	(443)	7,303
Animation and visual effects technologies	7	6.8	6,016	(344)	5,672
Digital likeness development	7	6.8	6,255	(357)	5,898
Intellectual Property	7	6.8	828	(47)	781
Total			$144,281	$(8,203)	$136,078

The intangible assets are being amortized over their respective original useful lives, which range from 5 to 11 years. The Company recorded amortization expense related to the above intangible assets of approximately $5.2 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $15.5 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. There were no impairment charges recorded during the three- and nine-month periods ended September 30, 2019 and 2018.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2019 (three months remaining)	$5,523
2020	22,092
2021	22,092
2022	22,092
2023	22,092
Thereafter	36,566
Total	$130,459

Goodwill

The following table is a summary of the changes to goodwill for the nine months ended September 30, 2019 (in thousands):

Balance - January 1, 2019	$149,975
Nexway Acquisition	45,900
Facebank AG Acquisition	16,841
Measurement period adjustment for EAI acquisition	(1,921)
Balance - September 30, 2019	$210,795

Refer to Note 4 – Acquisition for further information on the Facebank AG Acquisition and the Nexway acquisition.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Suppliers	$37,508	$-
Payroll taxes (in arrears)	1,308	1,308
Accrued compensation	3,654	2,453
Legal and professional fees	3,936	1,952
Accrued litigation loss	524	524
Taxes	5,953	-
Other	2,840	2,098
Total	$55,723	$8,335

Note 8 - Related Parties

Amounts owed to related parties as of September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Alexander Bafer, Executive Chairman	$20	$25
John Textor, Chief Executive Officer and affiliated companies	384	304
Other	53	69
Total	$457	$398

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan to the Company which is payable on demand. The amounts due to John Textor, Chief Executive Officer, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

During the nine months ended September 30, 2019, the Company received approximately $415,000 from related parties, including a $300,000 advance from FaceBank, Inc., a development stage company controlled by Mr. Textor, $56,000 from Mr. Bafer, $29,000 from Mr. Textor and $30,000 from other related parties. During the nine months ended September 30, 2019, the Company paid approximately $356,000 to related parties, including $51,000 to Mr. Bafer, $254,000 to Mr. Textor and $51,000 to other related parties.

Notes Payable - Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the CEO. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note is currently in default. Accrued interest as of September 30, 2019 and December 31, 2018 related to this note was $70,000 and $45,000, respectively.

On May 22, 2019, the Company issued a non-convertible promissory note to replace its convertible promissory note, dated October 12, 2015, with its Chairman, Mr. Bafer. The note has a principal balance of $264,365, accrues interest at a rate of 8% per annum and matured on August 31, 2019. During the nine months ended September 30, 2019, Mr. Bafer repaid $258,850 of the principal balance and approximately $8,500 of interest. As of September 30, 2019, the note is in default and the total outstanding principal balance is approximately $5,500.

Note 9 - Note Payable

The Company has recorded, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018. The cumulative accrued interest on the note amounts to $1.2 million. The note is currently in a default condition due to non-payment of principal and interest. The note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 of Series X Convertible Preferred Stock during the nine months ended September 30, 2019). Such holders have agreed not to declare the note in default, and to forbear from exercising remedies which would otherwise be available in the event of a default, while the note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 10 - Fair value measurements

The Company holds investments in equity securities and limited partnership interests, which are accounted for at fair value and classified within financial assets at fair value on the condensed consolidated balance sheet, with changes in fair value recognized as investment gain/ loss in the condensed consolidated statements of operations. Additionally, the Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income/expense in the condensed consolidated statements of operations.

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair valued measured at September 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities	$-	$592	$-
Limited partnership interests	-	1,528	-
Total Financial Assets at Fair Value	$-	$2,120	$-

	Fair Value measured at September 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$377
Profits interest sold	-	-	655
Embedded put option	-	-	380
Warrant Liability	-	-	96
Total Financial Liabilities at Fair Value	$-	$-	$1,508

	Fair Value measured at December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$469
Derivative liability - related party convertible notes	-	-	549
Total Derivative Liability	$-	$-	$1,018
Warrant Liability	-	-	4,528
Total Fair Value	$-	$-	$5,546

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the nine months ended September 30, 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative - Convertible Notes	Warrants (assumed from subsidiary)	Profits Interests Sold	Embedded Put Option
Fair value at December 31, 2018	$1,018	$4,528	$-	$-
Change in fair value	(1,018)	(4,432)	-	1
Additions	377	-	655	379
Fair value at September 30, 2019	$377	$96	$655	$380

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, amounted to $0.1 million on September 30, 2019 and $4.5 million on December 31, 2018, resulting in a change in fair value of $4.4 million that is reported as a component of other income/(expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

Warrant Liability - The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability with the following assumptions at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Exercise price	$0.75	$0.75
Stock price - subsidiary	$0.04	$0.22
Discount applied	50%	50%
Fair value of stock price	$0.00	$0.09
Risk free rate	1.56%	2.49%
Contractual term (years)	3.33	4.08
Expected dividend yield	0%	0%
Expected volatility	81.0%	86.5%
Number of subsidiary warrants outstanding	48,904,037	48,904,037

In arriving at the fair value of stock price, a 50% discount was applied to the trading price of the PEC stock, as a result of illiquidity in the volumes being traded on the OTC markets. Risk-free interest rate was based on rates established by the Federal Reserve Bank. The volatility rate was based on stock prices of comparable companies.

Profits Interest Sold - The fair value of the profits interest sold was determined using an expected cash flow analysis.

Embedded Put Option - The Series D Convertible Preferred Stock contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability to approximate the maximum redemption price.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 - Convertible Notes Payable and Convertible Notes Payable to Related Parties

At September 30, 2019 and December 31, 2018, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Birchwood Capital (2)	11/6/18	10%	5/6/19	$50	$-	$-	$50
Adar Alef, LLC (4)	7/30/19	12%	7/30/20	275	(228)	377	424
Total				$325	-	377	$474

Convertible notes- Related P{Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$-	$-	$-	$-
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$50	$-	$-	$50

Balance at September 30, 2019				$375	$(228)	$377	$524

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Power Up (1*)	8/24/18	8%	8/24/19	$203	$(131)	$152	$224
Birchwood Capital (2)	11/6/18	10%	5/6/19	50	(35)	-	15
Power Up (3)	11/26/18	8%	11/26/19	128	(115)	96	109
Adar Bays - Alef (4)	11/28/18	10%	11/28/19	193	(175)	221	239
Total				$574	$(456)	$469	$587

Convertible notes- Related Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$265	-	$549	814
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$315	-	$549	$864

Balance at December 31, 2018				$889	$(456)	$1,018	$1,451

* The (#) references the notes described below

The derivative liability results from the variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using a Binomial Lattice model on the dates that the notes were issued and were subsequently revalued at September 30, 2019 and December 31, 2018, using the Monte Carlo simulation model with the following weighted average assumptions:

	April 25, 2019 – September 30, 2019	December 31, 2018

Stock Price	$5.05 - 12.75	$6.75
Risk Free Interest Rate	1.78 – 2.45%	2.61%
Expected life (years)	0.19 – 1.00	0.73
Expected dividend yield	0%	0%
Expected volatility	65.9 – 97.3%	92.8%

Fair Value - Note Variable Share Settlement Feature (in thousands)	$524	$1,018

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

* Fair value at September 30, 2019

(1)	On February 20, 2019, the Company settled the August 24, 2018, convertible promissory note issued to Power Up, repaying the principal balance of $202,500 and $66,369 for interest and penalties.

(2)	On November 6, 2018, the Company issued a convertible promissory note to Birchwood Capital, LLC in the amount of $50,000. The note was due on May 6, 2019 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of $3.00 per share. The Company recorded a beneficial conversion feature discount of $50,000 on this note as of December 31, 2018. The note is currently past due. Accrued interest was approximately $4,500 and $1,000 as of September 30, 2019 and December 31, 2018, respectively.

(3)	On November 26, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $128,000. The note is due on November 26, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. On April 25, 2019, the Company settled the note, repaying the principal balance of $128,000 and $39,000 for interest and penalties.

(4)

On July 30, 2019, the Company issued a convertible promissory note to Adar Alef, LLC in the amount of $275,000. The note accrues interest at a rate of 12% per annum and matures on July 30, 2020. The note is not convertible until the six month anniversary of the note, at which time if the note has not already been repaid by the Company, the note holder shall be entitled to convert all or part of the note into shares of the Company’s common stock, at a price per share equal to 53% of the lowest trading price of the common stock for the twenty prior trading days upon which the conversion notice is received by the Company.

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

On May 22, 2019, the Company issued a non-convertible promissory note to replace the convertible promissory notes (See Note 8).

(6)	On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, was due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The note is currently past due. Accrued interest was approximately $4,000 and $3,000 as of September 30, 2019 and December 31, 2018, respectively.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 – Temporary Equity

Series D Convertible Preferred Stock

The following table summarizes the Company’s Series D Convertible Preferred Stock activities for the nine months ended September 30, 2019 (dollars in thousands):

	Series D Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2018	-	$-
Issuance of Series D convertible preferred stock for cash	456,000	456
Offering cost related to issuance of Series D convertible preferred stock	-	(6)
Deemed dividends related to immediate accretion of offering cost	-	6
Accrued Series D Preferred Stock dividends	5,299	5
Bifurcated redemption feature of Series D convertible preferred stock	-	(379)
Deemed dividends related to immediate accretion of bifurcated redemption feature of Series D convertible preferred stock	-	379
Total temporary equity as of September 30, 2019	461,299	$461

On July 15, 2019, the Company entered into a stock purchase agreement to issue 253,000 shares of its Series D Preferred Stock, for proceeds of $253,000. On September 6, 2019, the Company entered into another stock purchase agreement to issue 203,000 shares of its Series D Preferred Stock, for proceeds of $203,000.

Holders of shares of the Series D Preferred Stock are entitled to receive, cumulative cash dividends at the rate of 8% on $1.00 per share of the Series D Preferred Stock per annum (equivalent to $0.08 per annum per share). The dividends are payable solely upon redemption, liquidation or conversion. The Company recorded approximately $5,000 accrued dividend as of September 30, 2019.

The Series D Preferred Stock is being classified as temporary equity because it has redemption features that are outside of the Company’s control upon certain triggering events, such as a Market Event. A “Market Event” is defined as any trading day during the period which shares of the Series D Preferred Stock are issued and outstanding, where the trading price for such date is less than $0.35. In the event of a Market Event, the Series D Preferred Stock shall be subject to mandatory redemption and the stated value shall immediately be increased to $1.29 per share of Series D Preferred Stock. The Market Event is considered to be outside the control of the Company, resulting in classification of the Series D Preferred Stock as temporary equity.

The initial discounted carrying value resulted in recognition of a bifurcated redemption feature of $379,000, further reducing the initial carrying value of the Series D Shares. The discount to the aggregate stated value of the Series A Shares, resulting from recognition of the bifurcated redemption feature was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Series D Shares. The accretion is presented in the Consolidated Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

Note 13- Stockholders’ Equity / (Deficit)

Authorized Share Capital

The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.

Series X Convertible Preferred Shares

The Company had 0 and 1,000,000 shares, par value $0.0001, of Series X Convertible Preferred Shares, issued and outstanding at September 30, 2019 and December 31, 2018, respectively. Series X Convertible Preferred shares have the rights to receive dividends or any distributions on a “as-converted basis” and also each Series X Convertible Preferred stockholder held the right to 1 vote relative to each stockholder of common stock, on a “as-converted basis”. Each Series X Convertible Preferred share is convertible into 15 shares of common stock. On February 28, 2019, the 1,000,000 Series X Preferred Shares automatically converted into 15,000,000 shares of common stock.

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

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company raised an additional $1.8 million through issuances of an aggregate of 888,251 shares of its common stock in private placement transactions during the nine months ended September 30, 2019 to several other investors.

During the nine months ended September 30, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, to settle a lease dispute.

During the nine months ended September 30, 2019, the Company issued 2,500,000 shares of its common stock, at a fair value of approximately $8.3 million, or approximately $3.30 per share, related to its acquisition of Facebank AG and Nexway.

During the nine-months ended September 30, 2019, the Company issued 856,354 shares of its common stock in exchange for 11,700,743 shares of its subsidiary PEC. The interests exchange in PEC were previously recorded within noncontrolling interests and the transaction was accounted for as a reduction of $3.0 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in Additional paid-in capital.

During the nine months ended September 30, 2019, the Company issued 15,009 shares of its common stock at a fair value of approximately $0.1 million or $6.72 per share for services rendered.

During the nine months ended September 30, 2019, the Company issued 2,000 shares of its common stock at a fair value of approximately $13,000 or $6.59 per share in connection with the cancellation of a consulting agreement.

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

The Company did not grant stock options during the nine months ended September 30, 2019.

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	16,667	$28.20	$-	9.1
Outstanding as of September 30, 2019	16,667	$28.20	$-	8.3

Options exercisable as of September 30, 2019	16,667	$28.20	$-	8.3

There was no stock-based compensation expense recognized during the three and nine months ended September 30, 2019. Stock-based compensation expense of $3.4 million was recognized for each of the three and nine months ended September 30, 2018, respectively, associated with stock-based payment awards issued to non-employee service providers.

As of September 30, 2019, there was no unrecognized stock-based compensation expense.

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2019 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	7	$24,000	$-	2.9
Issued	200,000	11.31	-	0.5
Outstanding as of September 30, 2019	200,007	$12.15	$315,000	0.5

Warrants exercisable as of September 30, 2019	200,007	$12.15	$315,000	0.5

Note 14 - Leases

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

At September 30, 2019, the Company had operating lease liabilities of $79,000 and right of use assets of $79,000, respectively, recorded in the accompanying condensed consolidated balance sheet.

As part of the Nexway acquisition on September 19, 2019, the Company recognized right of use assets of $3.6 million and lease liabilities of $3.6 million associated with operating lease obtained in the acquisition.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating leases
Operating lease cost	$22	$53
Variable lease cost	18	37
Operating lease expense	40	90
Short-term lease rent expense	-	-
Total rent expense	$40	$90

Operating cash flows from operating leases	$22	$52
Right-of-use assets exchanged for operating lease liabilities	$3,594	$3,719
Weighted-average remaining lease term – operating leases	8.3	8.3
Weighted-average discount rate – operating leases	8.0%	8.0%

FaceBank Group, Inc.

(Formerly Pulse Evolution Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Three months ended December 31, 2019	$222
Year Ended December 31, 2020	816
Year Ended December 31, 2021	769
Year Ended December 31, 2022	452
Year Ended December 31, 2023	452
Thereafter	2,258
Total	4,969
Less present value discount	(1,296)
Operating lease liabilities	$3,673

Note 15 - Commitments and Contingencies

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $524,000 which remains on the balance sheet as a liability at September 30, 2019 and December 31, 2018. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

On August 27, 2018 plaintiff, Scott Meide, filed a pro se (unrepresented by counsel) complaint in the United States District Court for the Middle District of Florida, Jacksonville Division, against PEC, now a subsidiary of the Company, naming its former officers among others as defendants. The Company’s position is that the pro se Complaint is defamatory, without merit in fact or law and represents an extortive attempt to coerce payment under threat of reputational harm. The Company’s subsidiaries and affiliates filed a motion to dismiss on September 25, 2018. On July 24, 2019, all counts of the complaint were dismissed in favor of the Company’s subsidiaries and affiliates. Mr. Meide was afforded the opportunity to file an amended complaint for a portion of his claims, and such amendment was filed on September 24, 2019. On October 6, 2019, Judge Marcia Morales Howard ordered Mr. Meide’s amended complaint stricken, describing the filing as insufficient and having failed to identify facts necessary to support its allegations, and offering Mr. Meide “one final opportunity to properly state his claims” with an amended complaint. Mr. Meide’s third attempt to submit a sufficient complaint was filed on November 1, 2019. The Company’s subsidiaries and affiliates plan to reaffirm their motions to dismiss and the Company believes Mr. Meide’s final amended complaint will also be dismissed. The Company plans to the ask the court for an award of sanctions and attorney fees in connection with Mr. Meide’s filing of a frivolous lawsuit.

On June 25, 2018, prior to our acquisition of a majority interest in PEC, an office space vendor filed a complaint against such company (Case#: CIV1802192) in the Superior Court of the State of California, Marin County asserting breach of contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Company’s subsidiary then responded with affirmative defenses on September 27, 2018. The Company reached an out of court settlement on December 19, 2018 with the vendor and the case was dismissed on January 24, 2019. During the nine months ended September 30, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, in connection with this lease settlement.

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2019, through November 19, 2019, the date when financial statements were available to be issued to determine if they must be reported. The Company’s subsequent events are as follows:

Investments

On October 24, 2019, the Company satisfied its obligations under its investment agreement with Panda Productions (HK) Limited by issuing 175,000 common shares, in lieu of its obligation to fund an additional $1 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” are to FaceBank Group, Inc. and its subsidiaries, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

Overview

FaceBank Group, Inc. (formerly known as Pulse Evolution Group, Inc. and Recall Studios, Inc.) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. On February 28, 2019, the Company’s corporate name was changed to Pulse Evolution Group, Inc., in recognition of the global market reputation of its major operating subsidiary, Pulse Evolution Corporation (“PEC”), and its stock symbol was changed to “DGLF” in recognition of the Company’s focus on ‘Digital Life’. Effective September 30, 2019, the Company’s name was changed to FaceBank Group, Inc. and its trading symbol was changed to FBNK.

Nature of Business

FaceBank Group, Inc. is a digital human technology company, focused on the development, collection, protection and preparation of the personal digital likeness assets, of celebrities and consumers, for use in artificial intelligence, entertainment, personal productivity and social networking. The Company’s business plan is to generate revenues through the development and deployment of digital human characters, and related software, but also through roll-up acquisitions within the digital human industry. The Company believes it has the opportunity to make strategic acquisitions of technology and revenue-generating companies, to become a dominant global leader in a sizable and lucrative digital human industry that is, thus far, largely unrecognized as an industry.

On August 8, 2018, the Company entered into a share exchange agreement to acquire up to 100% of Evolution AI Corporation (“EAI”), a development stage artificial intelligence company, which included EAI’s 58% interest in PEC. PEC is a globally recognized pioneer in the development of hyper-realistic digital humans for live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications. PEC’s principals are most popularly known for producing some of the most visually stunning digital humans in the history of entertainment, including the Academy Award lead character in The Curious Case of Benjamin Button (2008), the digital alter-ego of Jeff Bridges in Tron: Legacy (2010), the holographic performance of ‘Virtual Tupac Shakur’ at the Coachella Valley Music Festival (2012), and ‘Virtual Michael Jackson’ at the Billboard Music Awards (2014). Currently, we indirectly own a majority of the issued and outstanding common stock of PEC through EAI. Pursuant to the terms of the closing agreement, the Company became a 99.7% owner of EAI. The Company accounted for the transaction as a business combination using the acquisition method of accounting based on the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determined that it was the accounting acquirer under ASC 805. This determination was primarily based on existing management of the Company retaining 4 of the 5 seats on the Board, the provisions of the voting rights agreement entered between the Company and the principal founder of EAI, and the operating management continuing in key roles following the business combination.

On July 31, 2019, the Company entered into a joint venture and revenue share agreement, called the Digital Likeness Development Agreement, among the Company, Facebank, Inc., and professional boxing promoter and retired professional boxer, Floyd Mayweather, concerning the development of the hyper-realistic, computer generated ‘digital likeness’ of the face and body of Mr. Mayweather (“Virtual Mayweather”), for global exploitation in commercial applications. The Company is responsible for the advance funding of all technology and related costs. The Company paid an upfront cash fee of $250,000 and intends to issue share-based awards with an approximate fair value of $1,000,000 to Mr. Mayweather. The revenue earned from the agreement will initially be shared 50% to the Company and 50% to Mr. Mayweather, until the Company has recovered the advanced funding. Revenues earned subsequent the Company’s cost recovery will be shared 75% to Mr. Mayweather and 25% to the Company. The term of the agreement is from July 31, 2019 through July 31, 2024, unless extended by the parties. The Company also has an option to extend the Agreement, for an additional five-year term, based on performance. As of September 30, 2019, the Company has not issued the share-based awards and has recorded a shares settled liability of $1,000,000 on the accompanying condensed consolidated balance sheet. The Company recorded an intangible asset of $1,250,000 in connection with Virtual Mayweather. The Company will amortize this intangible asset over a 5-year period.

On August 15, 2019, the Company acquired 100% of the issued and outstanding capital stock of Facebank AG in exchange for 2,500,000 share of common stock, par value $0.0001 per share, of the Company. The acquisition was accounted for using the acquisition method accounting. The fair value of the Company’s common stock transferred as consideration in the acquisition was $8.25 million, which was determined using comparable observable transactions around the closing. Facebank AG is a privately-owned Swiss holding company which, at the time of acquisition, owned a minority interest in Nexway AG (“Nexway”), and had entered into a binding agreement to acquire an aggregate 62.3% majority interest in Nexway. On September 19, 2019, Facebank AG completed its acquisition of a majority interest in Nexway, which is further discussed below. Facebank also owns 100% of StockAccess Holdings SAS (“SAH”), a French joint stock company and investor in the global luxury, entertainment and celebrity focused industries that directly or indirectly holds investments in multiple other subsidiaries.

On September 19, 2019, Facebank AG, a wholly owned subsidiary of the Company, acquired 333,420 shares, or approximately 51%, of Nexway and 35,000 shares, or approximately 70%, of Highlight Finance Corp. (“HFC”) (the “Nexway AG Acquisition”). Prior to the acquisition, Facebank AG owned 74,130 shares of Nexway, representing approximately 11.3% of the outstanding common shares of Nexway. Nexway is a Karlsruhe-based and Germany-listed software and solutions company, which provides a subscription-based platform for the monetization of intellectual property, principally for entertainment, games and security software companies, through its proprietary merchant presence in 180 different countries. HFC is a British Virgin Islands company with a EUR 15.0 million term bond facility issued and outstanding.

The acquisition was accounted for using the acquisition method accounting. The aggregate consideration of approximately ($5.3 million) equaled the sum of cash paid ($2.2 million), the fair value of bonds issued ($1.8 million), and the fair value of the Nexway shares previously owned by Facebank AG ($1.1 million), less the fair value of Facebank AG debt effectively settled as a result of the acquisition ($10.4 million). Goodwill related to the Nexway AG acquisition is not deductible for tax purposes.

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

Results of Operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Revenues	$5,834	$-
Cost of revenues	(5,222)	-
General and administrative	(2,264)	(2,927)
Amortization of intangible assets	(5,254)	(2,563)
Depreciation	(19)	(3)
Other income (expense)	(1,012)	626
Income tax benefit	1,028	-
Net loss	$(6,909)	$(4,867)

Revenue

During the three months ended September 30, 2019, we recognized revenues of $5.8 million which are related to our acquisition of Facebank AG. The revenues recognized are related to the sale of our software licenses. There were no revenues recognized during the three months ended September 30, 2018.

Cost of Revenues

During the three months ended September 30, 2019, we recognized cost of revenues of $5.2 million, which are directly related to the revenues recognized with our acquisition of Facebank AG. There were no cost of revenues recognized during the three months ended September 30, 2018.

General and Administrative

During the three months ended September 30, 2019, general and administrative expenses totaled $2.3 million, compared to $2.9 million for the three months ended September 30, 2018. The decrease of $0.6 million was primarily due decreased stock-based compensation expense of $3.0 million recognized during the three months ended September 30, 2018 related to the issuance of 407,943 common shares to non-employees for legal and consulting services rendered, offset by increases in executive compensation of $0.3 million related to increases in annual salaries and bonuses for our Chief Executive Officer and Executive Chairman, $0.1 million of other compensation expense for payroll and related benefits for new employees, and increases in legal and professional fees of $1.9 million.

Amortization of Intangible Assets

During the three months ended September 30, 2019, amortization expenses totaled $5.3 million, an increase of $2.7 million as compared to $2.6 million during the three months ended September 30, 2018. The increase is primarily attributable to higher amortization expense related to the intangible assets acquired with EAI.

Other Income (Expense)

During the three months ended September 30, 2019, we recognized $1.0 million of other expense, compared to $0.6 million of other income during the three months ended September 30, 2018. The $1.6 million increase to other expense is primarily related to $1.2 million of other expense, net, primarily related to fair value changes in the financial assets held by Facebank AG, $0.8 million for the change in fair value of our derivative liability related to our convertible notes, an increase in interest expense of $0.3 million related to our convertible notes, offset by $0.5 million of interest income and an increase of $0.2 million for the gain in fair value of our subsidiary warrant liability.

Income Taxes

During the three months ended September 30, 2019, we recognized an income tax benefit of $1.0 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $5.2 million caused the deferred tax liability to decrease by $1.0 million, which resulted in the recognition of an income tax benefit.

Net Loss

During the three months ended September 30, 2019, we recorded a net loss of $6.9 million, compared to a net loss of $4.9 million for the three months ended September 30, 2018. The increase in net loss of $2.0 million is primarily due to higher amortization of $2.7 million related to our intangible assets and an increase of $1.6 million of other expenses, offset by the recognition of a $1.0 million of income tax benefit, decreased general and administrative expenses of $0.7 million, and a gross profit of $0.6 million recognized from the sale of our software licenses.

Results of Operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Revenues	$5,834	$-
Cost of revenues	(5,222)	-
General and administrative	(4,105)	(4,806)
Amortization of intangible assets	(15,560)	(2,563)
Depreciation	(29)	(3)
Other income (expense)	2,707	(376)
Income tax benefit	3,234	-
Net loss	$(13,141)	$(7,748)

Revenue

During the nine months ended September 30, 2019, we recognized revenues of $5.8 million, which are related to our acquisition of Facebank AG. The revenues recognized are related to the sale of our software licenses. There were no revenues recognized during the three months ended September 30, 2018.

Cost of Revenues

During the nine months ended September 30, 2019, we recognized cost of revenues of $5.2 million, which are directly related to the revenues recognized with our acquisition of Facebank AG. There were no cost of revenues recognized during the three months ended September 30, 2018.

General and Administrative

During the nine months ended September 30, 2019, general and administrative expenses totaled $4.1 million, compared to $4.8 million for the nine months ended September 30, 2018. The decrease of $0.7 million was primarily due to decreased stock-based compensation expense of $3.0 million recognized during the three months ended September 30, 2018 related to the issuance of 407,943 common shares to non-employees for legal and consulting services rendered, offset by increases in executive compensation of $0.7 million related to increases in annual salaries and bonuses for our Chief Executive Officer and Executive Chairman, $0.3 million of other compensation expense for payroll and related benefits for new employees, and increases in legal and professional fees of $1.9 million.

Amortization of Intangible Assets

During the nine months ended September 30, 2019, amortization expenses totaled $15.6 million, an increase of $13.0 million as compared to $2.6 million during the three months ended September 30, 2018. The increase is primarily attributable to higher amortization expenses related to the intangible assets acquired with EAI.

Other Income (Expense)

During the nine months ended September 30, 2019, we recognized $2.7 million of other income, compared to $0.4 million of other expense during the nine months ended September 30, 2018. The $3.1 million increase to other income is primarily related to an increase of $3.8 million recorded for the change in fair value of our subsidiary warrant liability, decreases in interest expense of $2.3 million, primarily related to reduced financing costs recognized during the nine months ended September 30, 2019, and $0.5 million of interest income related to our acquisition of Facebank AG, offset by an increase of $2.3 million recognized for the change in fair value of our derivative liability related to our convertible notes and $1.2 million of other expense, net, primarily related to fair value changes in the financial assets held by Facebank AG.

Income Taxes

During the nine months ended September 30, 2019, we recognized an income tax benefit of $3.2 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $15.5 million caused the deferred tax liability to decrease by $3.2 million, which resulted in the recognition of an income tax benefit.

Net Loss

During the nine months ended September 30, 2019, we recorded a net loss of $13.1 million, compared to a net loss of $7.7 million for the three months ended September 30, 2018. The increase in net loss of $5.4 million is primarily due to higher amortization of $13.0 million related to our intangible assets, offset by the recognition of $3.2 million of income tax benefit, increases in other income of $3.1 million, a decrease in general and administrative expenses of $0.7 million and a gross profit of $0.6 million recognized for the sale of our software licenses.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash of $5.9 million, a working capital deficiency of $49.2 million and an accumulated deficit of $37.6 million at September 30, 2019. The Company incurred a $13.1 million net loss for the nine months ended September 30, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of our unaudited interim financial statements included in this quarterly report. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In March 2019, the Company raised $1.1 million by issuing 93,910 shares of its common shares for an average price of $11.28 per share to a Hong Kong-based family office group. In connection therewith, the Company has also issued warrants to acquire an additional 200,000 common shares, subject to exercise prices of between $11.00 and $13.50 per share, or $11.31 on a weighted average basis, payable in cash at any time prior to March 31, 2020. In addition, the Company has raised $1.8 million through the issuance of common stock between January and September 2019 at various prices ranging between $2.00 to $9.00 per share to a number of smaller investors.

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

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2019	2018
Net Cash Provided by (Used in) Operating Activities	$1,257	$(2,462)
Net Cash Provided by Investing Activities	1,625	-
Net Cash Provided by Financing Activities	2,983	2,422
Net Change in Cash	$5,865	$(40)

Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $1.3 million, which consisted of our net loss of $13.1 million, adjusted for non-cash expenses of $7.5 million including, $15.6 million of amortization expenses related to our intangible assets, $0.5 million of amortization of the debt discount and $0.6 million of interest expense related to our convertible notes payable, offset by $5.4 million related to the change in fair value of our subsidiary warrant liability and our derivative liability, and $3.2 million of income tax benefit. Changes in operating assets and liabilities primarily consisted of increases in accounts payable and accrued expenses of $3.4 million, offset by a decrease in accounts receivable of $3.6 million.

For the nine months ended September 30, 2018, net cash used in operating activities was $2.5 million, which primarily consisted of our net loss of $7.7 million, adjusted for non-cash expenses of $2.5 million related to financing costs, $3.4 million of stock-based compensation expense for services provided, $2.6 million amortization of intangibles and $1.2 million of amortization of our debt discount related to our convertible notes, offset by a $3.3 million gain recognized for the change in fair value of our derivative liability.

Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities was $1.6 million, which primarily consisted of $2.3 million of cash received in connection with our acquisition of Facebank AG and Nexway, $1.0 million paid for our investment in Panda Productions (HK) Limited (“Panda”), offset by $0.7 million received from accredited investors for an interest in Panda, and $0.3 million paid for intangible assets related to our Virtual Mayweather agreement.

There were no investing activities for the nine months ended September 30, 2018.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $3.0 million. The net cash provided is primarily related to $2.9 million of proceeds received from the sale of our common stock, $0.5 million of proceeds received from the issuance of our preferred stock, $0.4 million received as an advance from a related party, $0.3 million of proceeds received from the issuance of a convertible note and $65,000 of proceeds received from the issuance of our subsidiary’s common stock, offset by repayments of $0.5 million in connection with our convertible notes and repayments of $0.6 million to related parties.

For the nine months ended September 30, 2018, net cash provided by financing activities was $2.4 million. The net cash provided is primarily related to $1.3 million of proceeds received from the issuance of our convertible notes and $2.3 million of proceeds received from the sale of our common stock, offset by repayments of $1.3 million of our convertible notes.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, investments, depreciable lives of property and equipment, analysis of impairments of recorded goodwill and other long-term assets, accruals for potential liabilities, assumptions made in valuing derivative liabilities, assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements and deferred income taxes and related valuation allowance.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our December 31, 2018 Annual Report on Form 10-K, as filed with the SEC, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, the Company issued 982,161 shares of common stock for proceeds of $2.9 million.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

FACEBANK GROUP, INC.

Date: November 19, 2019	By:	/s/ John Textor
John Textor
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

