Form 10-K
period 2019-12-31
FaceBank Group, Inc.
filed 2020-05-29
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-55353

FaceBank Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 672-0055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $82,999,601.

The number of shares outstanding of the registrant’s common stock as of May 29, 2020, was 34,848,495 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

On March 4, 2020, the Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (as amended, the “Order”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Annual Report on Form 10-K that would otherwise have been due between March 1, 2020 and July 1, 2020. As disclosed in FaceBank Group, Inc.’s (the “Company”) Current Report on Form 8-K filed with the SEC on March 31, 2020 (the “8-K”), the Company is relying on the Order and was unable to file this Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) on a timely basis due to the novel coronavirus pandemic (“COVID-19”). The headquarters and finance operations of the Company’s principal operating subsidiary are located in France. Local health authorities in France have enacted stringent restrictions designed to minimize risk to exposure to COVID-19 that have resulted in the mandatory confinement of people to their homes, subject to limited exceptions. In addition, due to travel restrictions imposed by the governments of the United States and France in the wake of the COVID-19 outbreak, the Company’s U.S. based independent auditor was unable to travel to France to perform the site visits needed to complete the audit of the Company’s financial statements for the fiscal year ended December 31, 2019. These restrictions have prevented the Company’s personnel and auditors from accessing the offices of the Company’s subsidiary in France. All of the foregoing slowed the accounting and auditing work required to compile and audit the Company’s financial statements for the year ended December 31, 2019 to be included in the Annual Report. Based on the foregoing, on March 31, 2020, the Company filed the 8-K to avail itself of a 45-day extension to file this Annual Report relying on the exemptions provided by the SEC Order. This Annual Report on Form 10-K is being filed in reliance on the SEC Order.

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

As used in this annual report on Form 10-K, “FaceBank,” “we”, “our”, “us” and the “Company” refer to FaceBank Group, Inc., a Florida corporation, and its subsidiaries unless the context requires otherwise.

Item 1. BUSINESS

Overview and Corporate Information

FaceBank Group, Inc. was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. On September 30, 2019, the Company’s name was changed to FaceBank Group, Inc.

On April 1, 2020, FaceBank effected a merger (the “Merger”) pursuant to which fuboTV, Inc., a Delaware corporation and a leading live TV streaming platform for sports, news and entertainment, became a wholly owned subsidiary of the Company. On May 1, 2020, the Company’s trading symbol was changed to FUBO.

Before the Merger, Facebank Group was and continues to be a character-based virtual entertainment company, and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. Facebank Group is positioned as a technology driven, intellectual property company with significant revenue participations in the digital likeness of leading celebrities and character-based entertainment properties.

Following the Merger, we operate our business under the name “fuboTV” and we are in the process of changing the name of FaceBank Group, Inc. to fuboTV, Inc. Our headquarters relocated to 1330 Avenue of the Americas, New York, NY 10019 following the merger, and our telephone number is (212) 672-0055. You can access our websites, including historical financial information pertaining to fuboTV, Inc., at https://fubo.tv, https://ir.fubo.tv, https://facebankgroup.com and https://ir.facebankgroup.com. Information contained on our websites is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

The financial statements included in this Annual Report on Form 10-K represent only the historical operating results of Facebank Group, Inc. and do not include the operating results of fuboTV, Inc.

Nature of Business

The Company is a leading digital entertainment company, combining fuboTV’s direct-to-consumer live TV streaming platform with FaceBank’s technology-driven IP in sports, movies and live performances. This business combination, operating as fuboTV, Inc., will create a content delivery platform for traditional and future-form IP. fuboTV plans to leverage FaceBank’s IP sharing relationships with leading celebrities and other digital technologies to enhance its already robust sports and entertainment offerings.

Since the Merger, while we continue our previous business operations, we are principally focused on offering consumers a leading live TV streaming platform for sports, news and entertainment through fuboTV. fuboTV revenues are almost entirely derived from the sale of subscription services and advertising in the United States, though fuboTV has started to assess expansion opportunities into international markets, with operations in Canada and the launch in late 2018 of its first ex-North America offering of streaming entertainment, to consumers in Spain.

Our subscription-based services are offered to consumers who can sign-up for accounts at https://fubo.tv, through which we provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides, what we believe to be, a superior viewer experience, with a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

Industry Overview

With the broad global adoption of internet connectivity, streaming platforms have seen rapid adoption as consumers engage with TV and audio through a variety of devices, including TV, mobile phones and tablets. The penetration of multiple devices and streaming has brought the convenience of watching whatever, whenever and wherever to consumers. According to Comscore over-the-top media services (“OTT”) Intelligence data, as of March 2019, half of all US households have OTT streaming. Streaming continues to increase its share of TV viewing hours, now accounting for 15% of total TV viewing hours based on 3 month average in March 2019, but is still in the early innings of adoption. The majority, 65% of OTT viewing households, still have subscriptions to traditional PayTV, according to Comscore OTT Intelligence. While traditional live TV accounts for the majority of TV viewing hours for US households, the proportion is declining as customers continue cutting the cord. Consumers are increasingly favoring the streaming experience and lower cost of streaming services. As stated in a February 2019 eMarketer report, cord-cutters and cord-nevers are expected to reach 49 million US households in 2020.

Historically, sports and news have been a key growth driver for PayTV operators to attract audiences at scale. Amongst streaming providers, live sports and news represent a largely untapped opportunity, as virtual multichannel video programming distributors, or vMVPDs, have been focused largely on entertainment offerings. Avid sports fans have been forced to stay tethered to the PayTV ecosystem. According to a December 2019 Moffett Nathansan report, 60% of US households consume sports on a regular basis and 90% of sports consuming households continue to subscribe to PayTV, creating a significant opportunity to provide live sports over streaming.

PayTV has been slow to adapt to changing customer needs. In its Telecommunications Report, the American Customer Satisfaction Index (ACSI) found that streaming-video services averaged a score of 76 out of 100 while traditional PayTV remained substantially lower at 62 out of 100 (last places amongst the 46 industries tracked by ASCI) in 2019. Further, according to Leichtman Research Group as of November 2019, the average US cable package costs $110 per month, significantly higher than virtually all OTT options. PayTV providers have struggled to retain consumers, as US PayTV households decreased by 5.9 million in 2019, according to eMarketer. Virtual MVPDs (vMVPDs), services that provide multiple television channels via broadband, are quickly taking a share of the market by delivering greater value at a lower price. vMVPDs offer consumers a larger range of content that can be viewed anywhere, on any device, online or off, and with new features continuously being innovated. With superior direct-to-consumer (DTC) relationships and easier, more convenient functionality, we believe it will be a matter of time before streaming is the preferred medium across all platforms for TV consumption.

We also expect that the COVID-19 pandemic will have lasting effects on consumer behavior. With the increasing likelihood of sports resuming with empty stadiums and otherwise generally limited in-person viewership, we believe fans will turn to digital streaming solutions. vMVPDs are also a more affordable alternative to PayTV, which, we believe, in this current economic climate, further accelerates adoption.

Our Market Opportunity

The rapid shift to TV streaming has disrupted the traditional cable TV distribution model, creating new options for consumers and new opportunities for broadcasters and advertisers. Cord-cutting and cord-never households continue to accelerate adoption in the US, as PayTV subscribers increasingly favor the streaming experience. We believe this creates significant opportunities for vMVPDs to address the $199 billion global PayTV services market in 2018, according to a September 2019 Digital TV Research report.

Traditional Linear TV advertising spending in the U.S. was $71 billion in 2019, according to a March 2020 eMarketer report, and is expected to be $175 billion globally in 2020, according to a June 2019 MAGNA report. As consumers continue to spend more time streaming content, we believe advertisers will allocate dollars away from traditional TV advertising to advertising on streaming services. According to a MAGNA April 2019 report, OTT advertising spending is expected to reach $5 billion in 2020. Today, streaming accounts for 15% of total TV hours viewed, but only attracts 5% of ad spending. If OTT advertising spending rises to levels commensurate with current share of viewing hours, this represents over $10 billion of additional opportunity.

Streaming platforms have a significant opportunity to enable digital subscriptions, eCommerce transactions and other consumer services. We believe our sports-first product offering is well suited to facilitate sports wagering in the future as a natural extension of engaging sports content. Sports wagering is a rapidly growing and large opportunity. According to H2 Gambling Capital, the global online sports wagering market was estimated to be approximately $70 billion in 2019.

Our Offerings

We offer consumers a leading live TV streaming platform for sports, news and entertainment. We provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Our base plan, fubo Standard, includes 100+ channels, including 43 of the top 50 Nielsen-rated networks (Adults 18-49; Primetime), dozens of channels with sports, the most news, and the most popular entertainment channels on television. Subscribers have the option to add premium channels and additional channel packages, as well as upgrade features such as more Cloud DVR storage and additional simultaneous streams with Family Share.

fuboTV streams most NFL, MLB, NBA and NHL games, all major soccer leagues and a wide range of college and other sports. Airing nearly 35,000 sporting events per year on the channels we carry, our extensive sports coverage attracts sports-fans looking to replace cable TV. While our sports offerings are key to customer acquisition, our broader entertainment and live news continue to drive viewership and retention on the platform. fuboTV has a robust news lineup with more news channels in its base plan than any other live TV streaming platform and also offers over 700 local TV channels covering 99% of US households. Additionally, fuboTV’s entertainment offering includes more than 30,000 TV shows and movies via VOD each month.

Our Competition

The TV streaming market continues to grow and evolve as more viewers shift from traditional PayTV to streaming. There is significant competition in the TV market for users, advertisers and content. We principally compete with legacy PayTV operators, such as AT&T / DirecTV, Charter, Comcast, Cox and Altice, along with other vMVPDs. While the presence of these competitors in the market has helped to boost consumer awareness of TV streaming, contributing to the growth of the overall market, their resources and brand recognition present substantial competitive challenges.

We compete on various factors to acquire and retain users. These factors include quality and breadth of content offerings, especially within live sports; features of our TV streaming platform, including ease of use and superior user experience; brand awareness in the market; and perceived value relative to the price of our service. Additionally, we compete for user engagement. Many users have multiple subscriptions to various streaming services and allocate time and money between them.

We also face competition for advertisers, which in part depends on our ability to acquire and retain users. Providing a large and engaged audience is crucial for advertisers on our live TV streaming platform. In the TV streaming market, the effectiveness of advertisements and return on investments play a pivotal role. As such, we are also competing for advertisers based on the return of ads compared to various other digital advertising platforms, including mobile and web. Additionally, advertisers continue to allocate a large portion of spend to advertise offline. Therefore, we also compete with traditional media platforms such as linear TV and radio. We are increasingly leveraging our data and analytics capabilities to optimize advertisements for both users and advertisers. We need to continue to maintain an appropriate advertising inventory for the growing demand for ads on our platform.

Furthermore, we compete to acquire exclusive content. While the broadcast and cable network content that comprises the vast majority of our offering is non-exclusive, our ability to additionally license exclusive content from right holders is dependent on the scale of our user base as well as license terms.

We also believe the prior work of our principals, continues to position the Company as a recognized leader in the production of hyper-realistic digital humans for applications in entertainment. We are aware of a number of companies connected to the video game market that are also attempting to improve the realism of digital humans in video game applications, and in other real-time applications. Traditional feature film visual effects companies also, from time to time, produce digital human characters for feature films. While such companies, in the video game markets and in the film markets, have struggled to produce digital human characters that are extremely realistic and believable as humans, we do expect the demand for digital humans and related applications to grow and such competition to intensify.

Our Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

Comprehensive Sports, News & Entertainment Content

fuboTV began as a niche, soccer centric product offering and has since leveled up to become one of the broadest OTT entertainment offerings with over 75% of “C3” Viewership and many top Nielsen-ranked sports, news and entertainment channels for cord-cutters. C3 is a metric that is used by Nielsen TV ratings to measure TV viewership in live programming plus total playback by digital video recorder (ex. DVR) out to three days after. Nielsen TV ratings are the audience measurement systems operated by Nielsen Media Research that seek to determine the audience size and composition of television programming in the United States using a rating system. While we continue to hook consumers with extensive premium sports content, our increasingly broad and deep news and entertainment offerings drive total viewership and retention of our users. We believe we will continue to grow our premium content offering through identifying and executing strategic deals that best suit our consumer’s preferences.

Technology-driven, Character-based Entertainment IP

We believe our globally recognized human animation and digital likeness technologies, which have allowed us to secure attractive long-term revenue sharing relationships with leading celebrities and entertainment properties, represent an attractive and potentially lucrative opportunity to offer innovative new forms of entertainment content to our subscriber and to consumers at large. We currently have revenue participation rights, marketing licenses and/or residual rights pertaining to the digital likeness of Floyd Mayweather, Muhammad Ali, Michael Jackson, Elvis Presley, Marilyn Monroe, and ABBA. We also own minority interests in a production company which holds the exclusive rights to live theatrical adaptations of Dreamwork’s Kung Fu Panda in the continent of Asia. Our recent announcement of plans to develop a new form of pay-per-view sports entertainment, featuring ‘Virtual Mayweather’ competing in simulated championship-style fights against other historically significant champion boxers, provides an example of the types of future-form content that we believe will be attractive to fuboTV consumers.

Intuitive User Experience

We believe our intuitive user experience and product features will enable us to become a leading OTT entertainment service. We believe that investing in the user experience has and will continue to generate significant benefits for our platform. We believe we are continually innovating to give subscribers a premium viewing experience they can’t find with cable TV and are regularly first-to-market with new product features. Our product is highly customizable and provides an optimized experience for live streaming and personalization. The platform provides a broad suite of unique features and personalization tools such as multiple viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings. Through our dedication to providing a best-in-class customer experience, we have received overwhelmingly positive feedback. As our personalization becomes more refined, we believe we will increase our current users’ engagement and will attract new users to our platform.

Proprietary Technology with Enhanced Features

Proprietary technology and data are foundational to our sustainable competitive advantage. Our DTC model enables significant data capture, allowing us to best understand and adjust to our consumer needs, based on data points collected monthly from users. Coupling the deep understanding of our users from the data collected with our consistent investment in automated monitoring and our machine learning-based recommendation engine has allowed us to better address customer needs and enhance both user experience and targeted advertising opportunities. Further, we have continued to increase our IP portfolio to 15 issued, published and pending patents. We believe our proprietary technology infrastructure will continue to enable us to provide an unmatched user experience to our subscribers and is scalable, providing an ongoing cost and margin advantage as we grow.

Delivering Significant Value to Our Subscribers

We seek to provide a flexible product offering, delivering leading bundles for consumers that best meet their price point. With a broad menu of subscription plans and platform add-ons, subscribers are able to customize their offering with enhanced features and content, providing a valued platform at an attractive price. fuboTV’s base package is significantly cheaper than traditional PayTV options and includes 100+ channels across a variety of sports, news and entertainment content. In order to provide flexibility in pricing and the best value for our subscribers, our add-on options are an incremental cost to the base plan and enable users to purchase both enhanced content (e.g. Sports Plus, which features NFL RedZone; SHOWTIME) and feature attachments (e.g. enhanced Cloud DVR, Family Share plan). fuboTV is also the only vMVPD to stream in 4K. Our value to subscribers continues to be exhibited as we continue to drive more subscribers to the platform and have experienced increased retention levels as our platform matures.

Our Growth Strategy

We believe that we are at the very early stages of our growth and that we are at an inflection point in the TV industry where streaming has begun to surpass traditional linear TV in several key areas, including content variety, flexible access and cost savings to consumers. We have identified potential growth opportunities, both in current markets and adjacent markets, that provide additional upside to our business model. The key elements to our growth strategy are:

●	Accelerate Subscriber Acquisition
●	Upsell and Retain Existing Subscribers
●	Grow Advertising Inventory
●	Continuing to Enhance Our Content Portfolio and Technology
●	Expand Internationally
●	Enter into Adjacent Markets

Our Business Model

We drive our business model with three core activities:

●	Grow our paid subscriber base
●	Optimize engagement and retention
●	Increase monetization

Grow Our Paid Subscriber Base

We are still in the early stages of growth. As of December 31, 2019, we had 315,789 paid subscribers, a small fraction of the $199 billion global PayTV market. We plan to continue to attract more users with a highly compelling OTT streaming value proposition that allows users to access the most comprehensive live sports offering, as well as the most relevant channels for news and entertainment, at a significantly lower price relative to traditional PayTV. We believe our success in growing our subscriber base is due to our data-driven digital marketing efforts and our broadening customer demographics. We believe international expansion represents a large opportunity to grow our subscriber base. We plan to invest in our international strategy over time and become a global business in the long term.

We have both Free Trial Users, who have created an account and are within the 7-day free trial period, and Paid Subscribers (“subscribers”), who have a paid subscription and from whom we have collected payment for the current cycle.

We have grown our Paid subscriber base significantly over the past several years and ended 2019 with 315,789 paid subscribers, up 37% year over year.

Grow Engagement & Retention

We intend to increase user engagement and hours streamed by offering more content that is easier to find and discover on our platform, including more News and Entertainment. By increasing the available content on our platform and making it easily accessible, we have diversified the type of content streamed, resulting in higher customer engagement and retention.

Monthly active users (MAUs) refers to the total count of subscribers that have consumed content for greater than 10 seconds in the last 30 days from the period-end indicated. In December 2019, our monthly active users (MAUs) watched 123 hours across the platform on average, and those who streamed primarily on connected TVs watched an average of 144 hours. Content hours per MAU is a key metric and our users (paid and trial/free) streamed 298.7 million hours in 2019, a 210% increase year over year.

We have identified the following three key drivers that we believe have helped us increase our subscriber engagement:

●	Our subscribers are watching more than just sports. While many subscribers initially come to us for sports, we compel them to stay for other content as well, with more than 70% of viewership hours in December 2019 spent on non-sports content.

●	Our subscribers are coming back for shows that they may have missed. The percentage of subscribers that are using and watching DVR has increased from 20% in October 2018 to 41% in February 2020.

●	Because subscribers are watching a broader range of content and recording shows to be watched later, both programs per MAU and channels watched per MAU have increased significantly. The average MAU now consumed 140+ programs on 16 different channels in February 2020, up from only 59 programs on 10 channels in October 2018.

Engagement is the leading indicator of retention for our subscribers. We have continued to increase subscriber engagement, which has resulted in an increased average number of content hours per MAU, representing an increase from 34 hours in the first quarter of 2018 to 123 hours in the fourth quarter of 2019.

Further, we believe that the consistent improvements we have driven in engagement have led to an increased retention rate amongst our subscribers.

Increase Monetization

We expect to continue to grow Average Revenue Per User (“ARPU”), which is our subscription revenue and ad revenue divided by average daily paid subscribers in the relevant period, by growing hours streamed and enhancing our advertising monetization capabilities. Advertising-based content is our fastest growing segment, and we are increasing the monetization of these hours by expanding our advertising capabilities. We intend to continue to leverage our data and analytics to deliver relevant advertising and improve the ability of our advertisers to optimize their campaigns and measure their results.

ARPU increased 42% YoY to $53.80 in 2019. Our 2 main sources of revenue are Subscription revenue and Advertising revenue, both of which have seen continuous growth since 2017. Our subscription ARPU increased to $49.37 while advertising ARPU grew to $4.43.

We believe that additional attachments to the basic package such as premium content packages as well as services which include Cloud DVR will be a key driver of increasing ARPU for our existing and future subscriber base, and we have already seen the number of attachments grow significantly.

Key Factors Affecting Performance

●	Sports Industry: Our content depends on the operations of sports leagues both domestically and abroad. While our platform provides a broad suite of offerings across sports, news and entertainment, sports is a key acquisition lever and appeal of our offering, and the operations of sports leagues is important to our user base. The recent COVID-19 pandemic and the hiatus of live sports globally has impacted our business as sports viewership has declined. The return of leagues both with and without live audiences will greatly impact our platform and ability to serve our subscriber base.

●	Rise of Cord Cutting & Shift To OTT Streaming: Consumers have significantly shifted their TV viewing behavior, and we believe there will be an ongoing shift to OTT streaming. This is a critical component of our business model as all of our revenues, both subscription and advertising, are dependent on this shift. In addition, the number of hours streamed on our platform is a critical element of our business because hours determine our retention, attachment rates and our advertising inventory.

●	Seasonality: We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports seasons, specifically the NFL, which have shorter partial-year seasons. For example, in 2018 and 2019, our third and fourth quarters combined each represented 61% and 57% of our total revenue and 60% and 65% of our total gross paid subscriber additions, respectively. We also incur higher sales and marketing expenses during these periods, which we expect to continue.

●	Ability to Grow Internationally: Entering new geographic markets requires us to invest in sales and marketing, infrastructure, and personnel. Our international growth will depend on our ability to sell relevant content and attractive offerings in international markets. Our international expansion has resulted in, and will continue to result in, increased costs and is subject to a variety of risks, including local competition, content localization, multilingual customer support and compliance with foreign laws and regulations.

●	Ability to Attract and Retain Subscribers: The ability to continue the growth of our subscriber base is key to our success. Along with the growth of our revenues being driven by an increased subscriber base, our margin profile becomes increasingly attractive with scale. Our long-term growth will partially depend on our continued ability to retain existing subscribers. Engagement is the leading indicator of retention for our subscribers, and we must continue to provide a differentiated user experience to acquire and retain subscribers.

●	Ability to Monetize Users: Our business model depends on our ability to monetize user engagement with our platform, primarily through subscriptions and advertising. Our ability to grow subscription revenues relies on our ability to increase pricing power as well as the amount of incremental attachments subscribers add-on to their platform. We also rely on our ability to increase advertising revenues. Our ability to leverage our data to provide users with relevant ads and measure the effectiveness of these advertisements on our platform is also a key factor to an increased wallet share of advertising budgets spent on our platform.

Intellectual Property

Our intellectual property is an essential element of our business. We rely on a combination of patent, trade secret, trademark, copyright and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property rights. We also license certain third-party technology for use in conjunction with our products.

We believe that our continued success depends on hiring and retaining highly capable and innovative employees, especially as it relates to our engineering base. It is our policy that our employees and independent contractors involved in development are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Patents and Patent Applications

As of May 29, 2020, we had two issued U.S. patents, four non-provisional U.S. patent applications, one U.S. design patent application, 18 granted international design patent registrations, six international patent applications, and one international Patent Cooperation Treaty patent application pending. The issued patents expire in 2038, and the international design registrations have expiration dates ranging from 2035 to 2045. The table below summarizes our issued patents and patent applications pending as of May 29, 2020:

Patent #/ Patent App’n Serial #	Expiration Date	Status	Reference No. and Title
10,440,367	06/04/2038	ISSUED	P440132.US.01 SYSTEMS AND METHODS FOR ADAPTIVELY ENCODING VIDEO STREAM
16/577,481	06/04/2038	PUBLISHED	P440132.US.01C SYSTEMS AND METHODS FOR ADAPTIVELY ENCODING VIDEO STREAM
3045125	06/04/2039	ALLOWED	P440132.CA.01 SYSTEMS AND METHODS FOR ADAPTIVELY ENCODING A VIDEO STREAM USING VIRTUAL ENCODERS, BASED ON CHANGES IN THE NUMBER OF VIEWERS AND DESIRED VIDEO QUALITY
19178276.2	06/04/2039	PUBLISHED	P440132.EP.01 SYSTEMS AND METHODS FOR VIDEO ENCODING
10,419,786	07/20/2038	ISSUED	P440135.US.01 SYSTEMS AND METHODS FOR SECURELY GENERATING LIVE PREVIEWS
16/531,428	08/05/2039	PUBLISHED	P440135.US.02 SYSTEMS AND METHODS FOR SECURELY GENERATING LIVE PREVIEWS
19186819.9	07/17/2039	PUBLISHED	P440135.EP.01 SYSTEMS AND METHODS FOR SECURELY GENERATING LIVE PREVIEWS
3049591	07/12/2039	PENDING	P440135.CA.01 SYSTEMS AND METHODS FOR SECURELY GENERATING LIVE PREVIEWS
16/138,604	09/21/2038	PUBLISHED	P440139.US.01 SYSTEMS AND METHODS FOR GENERATING INDIVIDUALIZED PLAYLISTS
19198697.5	09/20/2039	PUBLISHED	P440139.EP.01 SYSTEMS AND METHODS FOR GENERATING INDIVIDUALIZED PLAYLISTS
3055711	09/17/2039	PENDING	P440139.CA.01 SYSTEMS AND METHODS FOR GENERATING INDIVIDUALIZED PLAYLISTS
29/693,030	05/30/2034	PENDING	P440142.US.03 DISPLAY SCREEN OR PORTION THEREOF WITH GRAPHICAL USER INTERFACE (DESIGN)
WIPO81763	03/22/2035 (CA) 03/22/2045 (EU, UK)	REGISTERED	P440142.WO.01 DISPLAY SCREEN OR PORTION THEREOF WITH ANIMATED GRAPHICAL USER INTERFACE (DESIGN)
16/580,920	09/24/2039	PUBLISHED	P440142.US.04 SYSTEMS AND METHODS FOR DISPLAYING A LIVE VIDEO STREAM IN A GRAPHICAL USER INTERFACE
PCT/US2019/052707	09/24/2039	PUBLISHED	P440142.WO.02 SYSTEMS AND METHODS FOR DISPLAYING A LIVE VIDEO STREAM IN A GRAPHICAL USER INTERFACE

Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

Trademarks

We also rely on several registered and unregistered trademarks to protect our brand. As of May 29, 2020, we had three trademarks registered globally. “fuboTV” is a registered trademark in the United States and the European Union.

Employees

As of May 29, 2020, we had 208 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

Government Regulation

Our business operations are subject to various domestic and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations include general business regulations and laws, as well as regulations and laws specific to providers of streaming services. In particular, our business is subject to foreign and domestic laws and regulations applicable to companies providing streaming services over the Internet. Both domestic and international jurisdictions vary widely as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection, payment processing or sales and other taxes and intellectual property apply to the Internet and e-commerce, and these laws are continually evolving. We are also are subject to various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our subscribers. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. Our content providers also are subject to a wide range of government regulations that may vary by jurisdiction. We seek to comply with all laws and regulations currently applicable to our business as well as those that arise in the future.

Recent Developments

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

Digital Likeness Development Agreement

On July 31, 2019, and as amended January 25, 2020 , the Company entered into a joint venture and revenue share agreement called the Digital Likeness Development Agreement (the “Agreement”) among the Company, FaceBank, Inc., and professional boxing promoter and retired professional boxer, Floyd Mayweather, concerning the development of the hyper-realistic, computer generated ‘digital likeness’ of the face and body of Mr. Mayweather (“Virtual Mayweather”), for global exploitation in commercial applications.

Pursuant to the terms of the Agreement, the Company and FaceBank, Inc. agreed to develop Virtual Mayweather, which is planned to be available for broad commercial purposes, based on the mutual agreement of Mr. Mayweather and the Company, including but not limited to, feature films, television commercials, award shows, live concerts, print advertisements, outdoor/public advertisements, endorsements, photographic and modeling engagements, video games, virtual reality, augmented reality, social media and other holographic public appearances.

Under the terms of the Agreement, the Company is responsible for the advance funding of all technology related costs and animation services (collectively, “Virtual Mayweather Production Costs”) required to develop, produce and maintain Virtual Mayweather as a usable digital asset, readily deployable into animation production workflows as may be required by Virtual Mayweather profit-making activity. Virtual Mayweather will also be available, at Mr. Mayweather’s sole discretion, for Mr. Mayweather’s personal use, subject to the terms of the Agreement. Notwithstanding the foregoing, Mr. Mayweather will be responsible for any and all costs associated with his personal use of Virtual Mayweather.

Under the terms of the Agreement, the Company agreed to pay a cash fee of $250,000, upon execution of the Agreement, to Mr. Mayweather, plus a 5-year option to purchase 280,000 shares of Company common stock at an exercise price of $7.20 per share. In addition, revenues will be split as follows:

●	Until such time as the Company has recovered actual funded Virtual Mayweather Production Costs, revenues attributable to the exploitation of Virtual Mayweather will be divided 50% to the Company and 50% to Mr. Mayweather.

●	Any and all revenues attributable to the exploitation of Virtual Mayweather in excess of recovery of Virtual Mayweather Production Costs, will be divided 75% to Mr. Mayweather and 25% to the Company.

The term of the Agreement commenced on July 31, 2019 and will continue until July 31, 2024, unless extended by mutual agreement of the parties. The Company also has an option to extend the Agreement, for an additional five year term, if either (a) the cash proceeds paid to Mr. Mayweather in connection with the Agreement are equal to or greater than $5,000,000 during the final year of the Agreement, or (b) the cash proceeds paid to Mr. Mayweather in connection with the Agreement are equal to or greater than $15,000,000 during the entire term of the Agreement, either by third parties or by the Company or its affiliates.

The Agreement provides that the Company will be responsible for the marketing, license, distribution and implementation of applications and the usage of Virtual Mayweather. All uses, application and deployments of Virtual Mayweather must be approved, in advance, by Mr. Mayweather or his designated representatives.

Pursuant to the terms of the Agreement, FaceBank, Inc. is entitled to, and agreed to, utilize Virtual Mayweather in connection with various promotional initiatives intending to demonstrate to a global audience the diverse opportunities for usage of Virtual Mayweather, as well as the usage of digital likeness that may be enjoyed by consumers, prospective joint venture partners, and business development prospects of FaceBank, Inc. FaceBank, Inc. is controlled by John Textor, the Company’s former Chief Executive Officer and a current member of the Company’s Board of Directors, and a significant stockholder of the Company.

On January 25, 2020, the Company entered into an amended Digital Likeness Development Agreement with Floyd Mayweather (the “Amended Agreement”) which supersedes the Agreement, dated July 31, 2019. All terms of the Agreement remain the same except for the following:

●	The Amended Agreement term is from October 22, 2019 through October 22, 2024, unless extended by the parties.
●	In place of the share-based awards with an approximate fair value of $1.0 million, the Company granted options to purchase 280,000 shares of the Company’s common stock. The options have a five-year term and expire on October 21, 2024.

Facebank AG Share Exchange and Purchase Agreement

On August 15, 2019, the Company acquired 100% of the issued and outstanding capital stock of Facebank AG, a privately-owned Swiss corporation (the “Facebank AG”), in exchange for 2,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company pursuant to a Share Exchange and Purchase Agreement, dated April 15, 2019 (the “Share Exchange Agreement”), between the Company and the sole shareholder of Facebank AG (the “Selling Stockholder”). Facebank AG is a Swiss holding company which owns a 11.2% minority interest in Nexway AG (“Nexway AG”) and had entered into a binding agreement to acquire an aggregate 62.3% majority interest in Nexway AG, no later than August 31, 2019. Nexway AG is a Karlsruhe-based and Germany-listed digital software and solutions company, which provides a subscription-based platform for the monetization of intellectual property, principally for entertainment, games and security software companies, through its proprietary merchant presence in 180 different countries. Facebank AG also owns 100% of StockAccess Holdings SAS (“SAH”), a French joint stock company and investor in the global luxury, entertainment and celebrity focused industries that directly or indirectly holds control investments in multiple other material subsidiaries, including 8+ Holdings LLC and P8H Inc, in the United States, and Highlight Finance Corp., in the British Virgin Islands (“HFC”). The Company purchased Facebank AG, principally to secure a global distribution network for the Company’s digital human applications and entertainment properties, which includes access to Nexway’s existing customer list of 14 million active subscribers, the considerably greater reach of Nexway’s custodial access to its clients’ customer lists, and the ability to conduct business directly in roughly 180 countries.

Pursuant to the Share Exchange Agreement, the Company agreed to be bound, in all respects as borrower, by the bond obligations of SAH, Nexway SAS (the 100% owned French subsidiary of Nexway AG) and HFC. Notwithstanding the principal repayment requirements and terms of the Bonds, Company agreed to pre-pay at least EUR 9,500,000 of the outstanding principal of the SAH Bond by March 31, 2020, which was paid through a debt refinancing of FBNK Finance SarL, one of the Company’s subsidiaries.

SAH is the borrower under EUR 20,000,000 bond (USD $22,209,0001) (“SAH Bond”) issued and outstanding with 100% ownership interest of SAH pledged under the SAH Bond, and SAH currently being in compliance with all the terms and obligations under the SAH Bond issuance conditions.

Nexway SAS is the borrower under EUR 12,000,000 bond (USD $13,325,400) (“Nexway Bond”), of which EUR 7,500,000 is issued and outstanding, with 100% ownership interest of Nexway SAS pledged under the Nexway Bond, and Nexway SAS currently being in compliance with all the terms and obligations under Nexway Bond.

HFC is the borrower under EUR 15,000,000 (USD $16,656,750) term bond facility issued and outstanding (“HFC Bond”), HFC is currently being in compliance with all the terms and obligations under the HFC Bond issuance conditions. HFC holds (i) as the secured creditor a $10,000,000 loan facility owed to HFC by SAH subsidiary, P8H Inc., as the borrower, (ii) 998,114 shares of common stock of the Company, and (iii) other assets.

1 All USD equivalents in the above under the heading ” Facebank AG Share Exchange and Purchase Agreement” are based on an Euro/USD exchange rate of 1.11045 on August 15, 2019.

On August 15, 2019, the Share Exchange Agreement, as amended, was consummated. Pursuant to the Share Exchange Agreement, on August 15, 2019, the Company agreed to be bound, in all respects as borrower, by the existing bond obligations of SAH, Nexway AG and HFC.

Facebank AG as set forth in the Share Exchange Agreement, had entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) on August 15, 2019, with The Native SA, a publicly traded Swiss ecommerce and digital media company (“Native”) to acquire an aggregate 62.3% majority interest in Nexway AG from Native.

Prior to entry into the Asset Purchase Agreement and as a condition precedent of entry into the Asset Purchase Agreement, 45,565 shares of Nexway AG had already been transferred by Native to StockAccess Holdings SAS (“SAH”) a wholly owned subsidiary of Facebank AG, which directly or indirectly holds control investments in multiple other material subsidiaries, including Highlight Finance Corp. in the British Virgin Islands (“HFC”).

On September 19, 2019, the Asset Purchase Agreement was consummated pursuant to Native transferring 287,855 shares in Nexway AG to Facebank AG, in exchange for a purchase price of EUR 3,543,750 consisting of EUR 2,000,0000 in cash and 3 bonds of SAH maturing on April 1, 2024, ISIN DE000A2RY4P4 of EUR 500,000 par value each with an aggregate par value of EUR 1,500,000 and EUR 1,543,750 including accrued interest (the “Purchase Price”). The Purchase Price was paid prior to August 31, 2019, and pursuant to the Asset Purchase Agreement 35,000 shares of HFC were transferred to Facebank AG prior to August 31, 2019, as part of the assets being purchased thereunder.

Pursuant to the closing of the Asset Purchase Agreement on September 19, 2019, Facebank AG held a total of 333,420 shares of Nexway AG representing 62.3% ownership interest in Nexway AG.

Name Change to FaceBank Group, Inc.

On September 6, 2019, the Company filed Articles of Amendment (the “Articles of Amendment”) to the Articles of Incorporation of the Company with the Florida Department of State, Division of Corporations. The Articles of Amendment provide for a change in the Company’s name from Pulse Evolution Group, Inc. to FaceBank Group, Inc. (the “Name Change”). The Company was notified by the Financial Industry Regulatory Administration (“FINRA”) that the market effective date for the Name Change was September 30, 2019. Beginning September 30, 2019, our trading symbol was changed to “FBNK” and as a result of the Name Change the Company’s common stock received the following new CUSIP number: 30310Y107. On May 1, 2020, our trading symbol was again changed, to reflect the Merger, to FUBO.

Merger with fuboTV Inc.

On April 1, 2020, pursuant to the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 (the “Merger Agreement”) fuboTV became a wholly-owned subsidiary of FaceBank. In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) all of the capital stock of fuboTV was converted into the right to receive shares of a newly created class of Series AA Convertible Preferred Stock of FaceBank, par value $0.0001 per share (the “Series AA Preferred Stock”). The aggregate number of FaceBank common stock equivalent shares to be issued to fuboTV shareholders as a result of the Merger was 32,324,362 shares of Series AA Preferred Stock, each of which is convertible into two (2) shares of FaceBank common stock, par value $0.0001 per share (“FaceBank Common Stock”), for a total of 64,648,726 shares of FaceBank Common Stock on an as-converted basis. In addition, at the Effective Time, each outstanding option to purchase shares of common stock of fuboTV was assumed by FaceBank and converted into an option to acquire FaceBank Common Stock. The aggregate number of options to acquire FaceBank Common Stock as a result of the foregoing is 8,051,098, which are exercisable at a weighted average price of $1.32 per share.

Each share of Series AA Preferred Stock is entitled to 0.8 votes per preferred share, and is convertible into two (2) shares of FaceBank Common Stock, only in connection with a bona fide transfer to a third party. The Series AA Preferred stock will benefit from certain protective provisions which, among others, require FaceBank to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class before undertaking certain actions. The effect of the Merger and the terms of the Series AA Preferred Stock is to initially establish an approximate two-thirds majority ownership of FaceBank on a common equivalent basis for the pre-Merger fuboTV shareholders while preserving a majority voting interest for the pre-Merger FaceBank shareholders.

Pursuant to the Merger Agreement the parties agreed that Board of Directors of FaceBank would be expanded to seven (7) members comprised of (i) John Textor, (ii) David Gandler, (iii) three (3) members to be selected by FaceBank and (iv) two (2) members to be selected by fuboTV. Pursuant to the Merger Agreement, the parties also agreed that immediately following the Effective Time, the Chief Executive Officer of FaceBank would be David Gandler, and the executive chairman of the Board of Directors of FaceBank would be John Textor.

In connection with the closing of the Merger, the Board of Directors of FaceBank approved the establishment of the FaceBank 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Merger Agreement, FaceBank created an incentive option pool of 12,116,646 shares of FaceBank Common Stock under the Plan.

In connection with execution and delivery of the Merger Agreement, each of the officers and directors of fuboTV and certain other shareholders of fuboTV, and certain shareholders of the Company executed and delivered lock-up agreements, with a term commencing at the Effective Time and continuing for a period of 180 days after the closing date of the Merger, with respect to the shares of the Company owned by them or to be acquired by them in the Merger, as applicable.

Preferred Stock Designations

On March 20, 2020, FaceBank amended its Articles of Incorporation to withdraw, cancel and terminate the previously filed (i) Certificate of with respect to 5,000,000 shares of its Series A Preferred Stock, par value $0.0001 per share, (ii) Certificate of Designation with respect to 1,000,000 shares of its Series B Preferred Stock, par value $0.0001 per share, (iii) Certificate of Designation with respect to 41,000,000 shares of its Series S Preferred Stock, par value $0.0001 per share and (iv) Certificate of Designation with respect to 1,000,000 shares of its Series X Preferred Stock, par value $0.0001 per share. Upon the withdrawal, cancelation and termination of such designations, all shares previously designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series X Preferred Stock were returned to the status of authorized but undesignated shares of Preferred Stock, par value $0.0001 per share of FaceBank (the “Termination of Prior Designations Amendment”).

On March 20, 2020, FaceBank filed an amendment to its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). The Series AA Preferred Stock has no liquidation preference. The Series AA Preferred Stock is entitled to receive dividends and other distributions as and when paid on the Common Stock on an as converted basis. Each share of Series AA Preferred Stock is initially convertible into two shares of Common Stock, subject to adjustment as provided in the Certificate of Designation with respect to the Series AA Preferred Stock and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Each share of Series AA Preferred Stock shall have 0.8 votes per share (the Voting Rate”) on any matter submitted to the holders of the Common Stock for a vote and shall vote together with the Common Stock on such matters for as long as the Series AA Preferred Stock is outstanding. The Voting Rate shall be subject to adjustment in the event of stock splits, stock combinations, recapitalizations reclassifications, extraordinary distributions and similar events.

In addition to the voting rights described above, until the earlier of such time as (i) no shares of Series AA Preferred Stock remain issued and outstanding and (ii) the Common Stock is listed on Nasdaq or the New York Stock Exchange, without first obtaining the affirmative vote or written consent of a majority of the Series AA Preferred Stock, voting as a separate class, and with each share of Series AA Preferred Stock having one vote, FaceBank may not (i) amend or repeal the Certificate of Designation with respect to the Series AA Preferred Stock, (ii) amend or repeal any provision of, or add any provision to, FaceBank’s Articles of Incorporation, (iii) undertake (x) any Affiliated Transaction (as defined in Section 607.0901(1)(b) of the Florida Business Corporation Act (the “FBCA”) with any “interested shareholder” (as defined in Section 607.0901(1)(k) of the FBCA, provided that, for purposes of this restriction, the words and number “10 percent” shall be replaced with “50 percent”), or “affiliate” (as defined in Section 607.0901(1)(a) of the FBCA) of such interested shareholder or (y) any Affiliated Transaction (as defined in the FBCA) with any “interested shareholder” (as defined in Section 607.0901(1)(k) of the FBCA) or “affiliate” (as defined in Section 607.0901(1)(a) of the FBCA) of such interested shareholder without the approval of such Affiliated Transaction by a majority of the disinterested and independent members of the Board of Directors of FaceBank, (iv) issue any capital stock or other equity securities of FaceBank or instruments or securities convertible into capital stock or other equity securities of FaceBank, other than (A) the issuance of shares of Common Stock pursuant to the exercise or settlement of stock options that were assumed in connection with the transaction by which the Series AA Preferred Stock was initially issued, (B) the granting of stock options or issuance of shares of Common Stock underlying such stock options, not to exceed ten percent (10%) of the capital stock of FaceBank, on a fully diluted basis, that is outstanding as of the initial issuance date of the Series AA Preferred Stock, and pursuant to a plan, agreement or arrangement approved by the Board of Directors of FaceBank), (C) any issuance of Conversion Shares (as defined below); and (D) any sale of shares of Common Stock at a price of $10.00 or more per share (subject to equitable adjustments for stock splits, stock combinations, recapitalizations, reclassifications, extraordinary distributions and similar events following the initial issuance date of the Series AA Preferred Stock ); provided, however, that, notwithstanding the foregoing, no consent shall be required in the case of a sale of shares of Common Stock at price of less than $10.00 per share (a “Permitted Stock Sale”) if, upon the closing of such Permitted Stock Sale FaceBank issues and distributes to the holders of the then-outstanding holders of its capital stock a number of shares of Common Stock equal to two times (2x) the number of shares of Common Stock that are sold in such Permitted Stock Sale (the “Distributed Shares”), with such Distributed Shares to be distributed to the holders of the then-outstanding shares of capital stock on a pro rata basis based on their percentage ownership of the then outstanding shares of capital stock (on an as converted to Common Stock basis, (v) undertake any liquidation of FaceBank, (vi) undertake any bankruptcy proceeding or other form of voluntary receivership of FaceBank, (vii) undertake any merger or acquisition transaction in which FaceBank is a constituent party or a subsidiary of FaceBank is a constituent party, except any such merger or acquisition involving FaceBank or a subsidiary in which the shares of capital stock of FaceBank outstanding immediately prior to such merger or acquisition continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or acquisition, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation, (viii) increase the number of members of FaceBank’s Board of Directors to more than seven (7) or (viii) any redemption by FaceBank of any shares of Common Stock or preferred stock. In addition, until the earlier of such time as (i) no shares of Series AA Preferred Stock remaining issued and outstanding and (ii) the Common Stock is listed on Nasdaq or The New York Stock Exchange, the Series AA Preferred Stock, voting as a separate class, and with each share of Series AA Preferred Stock having one vote on such matter shall have the right to elect any replacement of any of the three directors designated by fuboTV and added to the Board of Directors of FaceBank pursuant to the closing of the transactions as contemplated in the Merger Agreement.

On March 26, 2020, the Company amended its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). FaceBank issued shares of its Series AA Convertible Preferred Stock as consideration in the merger transaction with fuboTV pursuant to an Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank, fuboTV Acquisition Corp., a wholly-owned subsidiary of FaceBank and fuboTV.

Credit and Security Agreement

The Company and HLEE Finance S.a.r.l. (“HLEEF”) entered into a Credit Agreement dated as of March 11, 2020 (the “Credit Agreement”) pursuant to which HLEEF agreed to extend a revolving credit facility to the Company in an aggregate principal amount of up to $100,000,000. The loans under the revolving credit facility are available in four Tranches, subject to certain conditions precedent as further described in detail in the Credit Agreement. The interest rate on all Tranche I, Tranche II, Tranche III and Tranche IV loans shall be equal to 10% per annum. The maturity date of all amounts outstanding under the Credit Agreement is March 11, 2022. The Credit Agreement contains certain restrictions on the ability of FaceBank to incur or permit indebtedness in excess of $50,000,000, subject to certain exceptions, to make loans in excess of $250,000 to directors or officers of FaceBank or to any subsidiary other than fuboTV and to declare and pay any distributions, subject to certain exceptions. In connection with the Credit Agreement, FaceBank entered into a Security Agreement with HLEEF dated March 11, 2020 (the “HLEEF Security Agreement”) pursuant to which FaceBank granted to HLEEF as security for the prompt and complete payment and performance of all of the obligations under the Credit Agreement and the related promissory note, a security interest in all substantially all assets of FaceBank.

As of the date of this filing, the Company has not made any borrowings under the Credit Agreement.

Note Purchase Agreement

On March 19, 2020, FaceBank, Merger Sub, Evolution AI Corporation (“Evolution”) and Pulse Evolution Corporation (“Pulse” and collectively with Evolution, Merger Sub and FaceBank, the “Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement dated as of March 19, 2020 (the “Note Purchase Agreement”) pursuant to which Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10,050,000 (the “Senior Note”).

Interest on the Senior Note shall accrue until full and final repayment of the principal amount of the Senior Note at a rate of fifteen percent (15%) per annum. On the first business day of each calendar month in which the Senior Note is outstanding, beginning on April 1, 2020, Borrower shall pay in arrears in cash to FB Loan accrued interest on the outstanding principal amount of the Senior Note. The maturity date of the Senior Note is July 17, 2020. The Borrower may prepay or redeem the Senior Note in whole or in part without penalty or premium.

The Senior Note is subject to mandatory prepayment in the following amounts and at the following times:

(i) Casualty and Other Insurance Proceeds. Within five (5) business days after any loan party or any subsidiary receives any Major Casualty Proceeds (as defined in the Note Purchase Agreement), an amount equal to one hundred percent (100%) of such Major Casualty

Proceeds;

(ii) Asset Disposition Proceeds. Within five (5) business days after any loan Party or any subsidiary receives the proceeds of any Asset Disposition (as defined in the Note Purchase Agreement), the Borrower shall prepay the Senior Note in an amount equal to one hundred percent (100%) of the net cash proceeds of such Asset Disposition.

(iii) Financing Proceeds. Within five (5) business days after any loan party or any subsidiary receives the proceeds of any financings whether by the issuance of debt (other than the Specified Debt (as defined in the Note Purchase Agreement) or sale of capital stock, the Borrower shall prepay the Senior Note in an amount equal to one hundred percent (100%) of then cash proceeds of such financing

(iv) Signing Date Loan Proceeds. Within two (2) Business Days after Borrower receives payments under the Signing Date Loan Agreement, referring to a $10 million intercompany loan between the Company and its subsidiary fuboTV as defined in the FB Loan agreements, the Borrower shall prepay the Senior Note in an amount equal to one hundred percent (100%) of the amount of such payment.

(v) Extraordinary Receipts. Within five (5) business days of the receipt by any loan party or any subsidiary of any Extraordinary Receipt (as defined in the Note Purchase Agreement), in an amount equal to the net cash proceeds of such Extraordinary Receipt.

The Senior Note is subject to optional redemption by the holder thereof upon the occurrence of any of the following events:

(i) a Change of Control (as defined in the Note Purchase Agreement) (and concurrent with the closing of any such transaction); or

(ii) a sale of all or substantially all of the Borrower and its Subsidiaries’ assets.

Pursuant to the Note Purchase Agreement, Borrower agreed, among other things that:

(i) FaceBank shall file a registration statement with the Securities and Exchange Commission regarding the purchase and sale of the 784,617 shares (the “Shares”) issued and sold pursuant to the FB Loan and any shares of capital stock issuable upon exercise of the warrant to purchase 3,269,231 shares of Common Stock (the “Warrant”) which was issued and sold pursuant to the FB Loan at an initial exercise price of $5.00 per share, subject to adjustment . The consideration paid by FB Loan for the Shares and the Warrant is the execution and delivery of the Note Purchase Agreement.

(ii) FaceBank shall have filed an application to list FaceBank’s Common Stock for trading on the NASDAQ exchange, on or before the date that is thirty (30) days following the closing date of the Note Purchase Agreement, such date having been extended as further detailed below; and

(iii) on the closing date of the Merger, FaceBank shall cause fuboTV and each subsidiary of fuboTV to join the Note Purchase Agreement, become an issuer of the Senior Notes and a Borrower under the Note Purchase Agreement and the related documents and assume all obligations in connection therewith.

Until such time as payment in full of the Senior Note and all other related obligations under the Note Purchase Agreement, the Borrower agreed to be subject to certain restrictions set forth in the Note Purchase Agreement with respect to (i) the incurrence of indebtedness, (ii) the creation or existence of liens, (iii) the payment of dividends and other distributions with respect to capital stock, (iv) the making of loans or advances, (v) the making of investments, (vi) the ability to merge, consolidate, sell or lease assets, subject to certain customary exceptions, (vii) the creation of subsidiaries or the acquisition of minority interests in any person or entity, (viii) the amendment of organizational documents, (ix) the entry into any agreement that would restrict the ability to perform obligations under the Note Purchase Agreement, (x) the making of certain capital expenditures and the entry into certain capitalized leases, (xi) the ability to engage in affiliate transactions, (xii) the creation of additional negative pledges, (xiii) any change of fiscal year or significant change in accounting treatment, (xiv) the disposition of assets other than in the ordinary course of business and (xv) the modification of the Merger Agreement or the Signing Date Loan Agreement.

Events of Default under the Note Purchase Agreement and the Senior Note include but are not limited to: (i) the Merger not being consummated on or before May 1, 2020, (ii) the occurrence of a Change of Control (as defined in the Note Purchase Agreement, (iii) any Collateral Document (as defined in the Note Purchase Agreement) ceasing to be in full force and effect, (iv) the failure by Borrower to comply with certain covenants in the Note Purchase Agreement and related documents, (v) any representation or warranty made by any loan party in the Note Purchase Agreement or related document having been untrue when made, (vi)default in the payment of principal, interest or fees accrued or payable in connection with the Senior Note, (vii) failure by any loan party or subsidiary to pay within fifteen (15) days of when due any obligation exceeding $100,000, (viii) the occurrence of certain insolvency events or proceedings, (ix) the entry of certain judgments against Borrower, (x) the suspension of trading of FaceBank’s Common Stock by the Securities and Exchange Commission, the principal market on which it is traded or FINRA or otherwise halted for any reason, (xi) the occurrence of an event of default under the Signing Date Loan Agreement and (xii) the occurrence of any Material Adverse Effect (as defined in the Note Purchase Agreement).

On the closing date of the sale of the Senior Note to FB Loan, Borrower paid to FB Loan as a closing fee, the amount of $2,550,000, which FB Loan netted from the proceeds of the Senior Note.

In connection with the Note Purchase Agreement and the Secured Note, the Borrowers and FB Loan entered into a Security Agreement dated as of March 19, 2020 (the “Security Agreement”) pursuant to which the Borrowers granted, pledged and collaterally assigned to FB Loan a security interest in substantially all the assets of Borrower as collateral for the prompt and complete payment and performance when due of all obligations under the Note Purchase Agreement and the Secured Note.

As additional security for the prompt and complete payment and performance when due of all obligations under the Note Purchase Agreement and the Secured Note:

(i) FaceBank and FB Loan entered into a Collateral Assignment of Loan Agreement dated as of March 19, 2020 pursuant to which FaceBank granted to FB Loan a lien on and security interest in all of its right, title and interest in, to and under the Signing Date Loan Agreement (the “Signing Date Loan Collateral Assignment”).

(ii) FaceBank and Merger Sub entered into a Collateral Assignment of Merger Agreement Documents dated as of March 19, 2020 with FB Loan pursuant to which FaceBank and Merger Sub granted to FB Loan a lien on and security interest in all of its right, title and interest in, to and under the Merger Agreement and all agreements, documents or instruments delivered in connection therewith (the “Merger Agreement Collateral Assignment”); and

(iii) the Borrowers entered into a Trademark Security Agreement dated as of March 19, 2020 pursuant to which Borrowers granted to FB Loan a security interest in their entire right, title and interest in and to each trademark owned by Borrower together with related goodwill and other rights and all products and proceeds of the foregoing (the “Trademark Assignment”)

Amendment to Note Purchase Agreement

On April 21, 2020, the Company entered into an amendment (the “Amendment”) to the Note Purchase Agreement, dated as of March 19, 2020 (the “Note Purchase Agreement”), by and among FaceBank, fuboTV Inc., a Delaware corporation (f/k/a FuboTV Acquisition Corp.) (“fuboTV”), Evolution AI Corporation (“Evolution”), a Florida corporation, Pulse Evolution Corporation, a Nevada corporation (“Pulse”, and collectively with FaceBank, fuboTV and Evolution, the “Borrower”), and FB Loan Series I, LLC (“FB Loan”), a Delaware limited liability company.

Pursuant to the Note Purchase Agreement, the Borrower agreed, among other things that (i) FaceBank shall file a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) regarding the purchase and sale of 784,617 shares (the “Shares”) of FaceBank’s common stock, par value $0.0001 per share (the “Common Stock”) and any shares of capital stock issuable upon exercise of a warrant to purchase 3,269,231 shares of Common Stock (the “Warrant Shares”); and (ii) FaceBank shall have filed an application to list FaceBank’s Common Stock for trading on the NASDAQ exchange, on or before the date that is thirty (30) days following the closing date of the Note Purchase Agreement. Pursuant to the Amendment, the covenants set forth in (i) and (ii) above were replaced with the following:

(i) If FaceBank decides to register any of its securities either for its own account or the account of a security holder or holders on any registration form (other than Form S-4 or S-8), FaceBank shall include in such registration all of the Shares and the Warrant Shares (collectively, the “Registrable Securities” and such registration of the Registrable Securities, a “Piggyback Registration”); provided, however, that if a Piggyback Registration does not occur on or prior to May 25, 2020, FaceBank shall file a registration statement with the Commission to register the Registrable Securities and to permit or facilitate the sale and distribution of the Registrable Securities on or prior to May 25, 2020; and

(ii) FaceBank shall have initiated the process to list its capital stock for trading on a national exchange (e.g., NYSE or Nasdaq) on or before the date that is thirty (30) days following March 19, 2020.

Counterpart Agreement

On April 30, 2020, the Company entered into a counterpart agreement (the “Counterpart Agreement”) with AMC Networks Ventures LLC (“AMC”) delivered pursuant to that certain Credit and Guaranty Agreement, dated as of April 6, 2018 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among fuboTV Inc., a Delaware corporation and a wholly-owned subsidiary of FaceBank (“fuboTV”), certain subsidiaries of fuboTV, as guarantors, the lenders from time to time party thereto, and AMC, as administrative agent and collateral agent.

Pursuant to the Counterpart Agreement, FaceBank guaranteed the obligations of fuboTV under the Credit Agreement. There is currently $23,750,000 in aggregate principal amount outstanding under the Credit Agreement.

Joinder Agreement

On April 30, 2020, fuboTV and Sports Rights Management, LLC, a Delaware limited liability company and wholly-owned subsidiary of fuboTV (“SRM”), entered into a joinder agreement (the “Joinder Agreement”) in favor of FB Loan Series I, LLC (“FB Loan”), a Delaware limited liability company, in connection with that certain Note Purchase Agreement, dated as of March 19, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Note Purchase Agreement”), by and among FaceBank, fuboTV Acquisition Corp.), a Delaware corporation (“Merger Sub”), Evolution AI Corporation (“Evolution”), a Florida corporation, Pulse Evolution Corporation, a Nevada corporation (“Pulse”, and collectively with FaceBank, Merger Sub and Evolution, the “Borrowers”), and FB Loan. The Joinder Agreement is effective as of April 2, 2020.

Pursuant to the Joinder Agreement, (a) fuboTV joined the Note Purchase Agreement, became an issuer of notes and a borrower thereunder, assumed all obligations of the Borrowers in connection therewith, and granted a lien on substantially all of its assets to secure its obligations under the Note Purchase Agreement and any notes issued pursuant thereto and (b) SRM guaranteed the obligations of the Borrowers and fuboTV under the Note Purchase Agreement and any notes issued pursuant thereto and granted a security interest in substantially all of its assets to secure its guaranty obligations. The Borrowers have previously issued notes in an aggregate principal amount of $10,050,000 pursuant to the Note Purchase Agreement.

Guaranty Agreement

On April 30, 2020, in connection with the Joinder Agreement, SRM entered into a guaranty agreement (the “Guaranty Agreement”) in favor of FB Loan, pursuant to which SRM guaranteed the obligations of Borrower under fuboTV under the Note Purchase Agreement. The Guaranty Agreement is effective as of April 2, 2020. The aggregate principal amount of notes issued pursuant to the Note Purchase Agreement and currently outstanding is $10,050,000.

Purchase Agreement

On May 11, 2020, the Company entered into Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 1,058,435 shares (the “Purchased Shares”) of the Company’s common stock at a purchase price of $7.00 per share (the “Purchase Price”), which is based on 0.8 of the rounded 30-day trailing volume-weighted average price within three business days of the signing of the Purchase Agreements, for an aggregate of $7,409,045.00. In connection with the Purchase Agreements, the Company issued warrants to purchase the Company’s common stock, each with an exercise price equal to the Purchase Price (the “Warrants”), to the Investors to purchase, in the aggregate, 1,058,435 shares of the Company’s common stock. There were no underwriting discounts or commissions.

Waivers

On May 11, 2020, certain holders of the Series AA Convertible Preferred Stock (the “Acting Shareholders”) of the Company, acting by written consent pursuant to Section 607.0704 of the Florida Business Corporation Act, approved a waiver of certain anti-dilution rights under the Certificate of Designation of Series AA Convertible Preferred Stock of the Company in connection with the sale and issuance of the Purchased Shares and the Warrants. As of such date, the Acting Shareholders collectively held 16,270,570 shares, or 50.34%, of the Company’s outstanding shares of Series AA Convertible Preferred Stock.

On May 21, 2020, certain holders of the Company’s Series AA Convertible Preferred Stock (the “Acting Shareholders”), acting by written consent pursuant to Section 607.0704 of the Florida Business Corporation Act, approved a waiver of certain anti-dilution rights under the Certificate of Designation of Series AA Convertible Preferred Stock of the Company in connection with the sale and issuance of an aggregate of up to 3,227,280 shares of the Company’s common stock and warrants to purchase an aggregate of up to 3,227,280 shares of the Company’s common stock in an unregistered offering. As of such date, the Acting Shareholders collectively held 17,315,836 shares, or 53.57%, of the Company’s outstanding shares of Series AA Convertible Preferred Stock.

Senior Note Prepayment and Second Amendment to Note Purchase Agreement

On May 28, 2020, the Borrower delivered to FB Loan $7,500,000 in partial repayment of the Senior Note. Also on May 28, 2020, the parties to the Note Purchase Agreement, as amended, entered into a Consent and Second Amendment to Note Purchase Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment:

(i)	FB Loan consented to the May 11, 2020 sale by the Company of capital stock for aggregate consideration in the amount of $7,409,045;
(ii)	The provision requiring that following receipt by any loan party or any subsidiary of proceeds of any financing, the Borrower must prepay the Senior Note in an amount equal to 100% of the cash proceeds of such financing, was removed; and
(iii)	The date by which the Company must file a registration statement to register the Shares and the Warrant Shares was extended from May 25, 2020 to July 1, 2020.

Prior Transactions

Acquisition of Evolution AI

On August 8, 2018, the Company entered into a share exchange agreement to acquire 100% of Evolution AI Corporation (“EAI”), which included EAI’s principal asset consisting of a 58%  interest in Pulse Evolution Corporation (“PEC”). Pursuant to the terms of the closing agreement, the Company became a 99.7% owner of EAI. The Company acquired its ownership interest in EAI by issuing 1 million shares of its Series X Convertible Preferred Stock which had an aggregate fair value of $211.5 million. Prior to, and subsequent to the foregoing acquisition, the Company has continually and actively conducted the same business of developing technology for virtual reality through the operations of Recall Studios, Inc., a Nevada corporation and a subsidiary of the Company. Further, prior to and after the foregoing acquisition, each EAI and PEC have actively conducted and continue to conduct operations focusing on developing technology for virtual reality and virtual entertainment. Accordingly, both before and after the foregoing Acquisition, each the Company, EAI and PEC operated and continue to operate in the same virtual reality industry and engaged in the foregoing acquisition to expand their presence in the industry. Prior to the foregoing acquisition each the Company, EAI and PEC conducted development stage operations which were material business operations and each had assets including, but not limited to, their virtual reality and virtual entertainment technologies, were actively being developed.

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

Brick Top and Southfork Share Exchange Agreement

Effective August 8, 2018, the Company entered into a Share Exchange Agreement (the “BTH and SV Exchange Agreement”) with Brick Top Holdings, Inc. a Florida corporation (“Brick Top”) owned by Alexander Bafer and Southfork Ventures, Inc. a Florida corporation (“Southfork”) owned by Chris Leone, the Company’s then Chief Operating Officer and Director, pursuant to which the Company agreed to acquire up to all of the shares of Series A preferred stock of the Company held by Brick Top and Southfork, in exchange for the issuance of shares of Company common stock to Brick Top and Southfork. The closing of the share exchange contemplated by the BTH and SV Exchange Agreement occurred on August 8, 2018. On such date, the Company issued (i) 2,725,000 shares of Company common stock in exchange for receipt of 3,750,000 shares of Series A preferred shares from Brick Top, and (ii) 908,333 shares of Company common stock in exchange for receipt of 1,250,000 shares of Series A preferred shares from Southfork. This transaction was structured to simplify the capital structure of the Company, and to ensure voting rights were proportional and equitable among all shareholders after the EAI acquisition was completed.

Sale of S&G Holdings

On June 15, 2017, Recall Studios, Inc. entered into a Purchase and Sale Agreement (the “Agreement”) with Metropolitan Sound + Vision LLC (Metro), a South Carolina limited liability company. Pursuant to the Agreement, the Company agreed to sell to Metro all of the shares of common stock of S&G Holdings, Inc. (“S&G”), a Tennessee corporation doing business as High Five Entertainment owned by the Company, which constituted 75% of the issued and outstanding shares of S&G (the “Transaction”). Pursuant to the Agreement, at the closing of the Transaction, the Company delivered to Metro 100% of the issued and outstanding shares of common stock of S&G owned by the Company, and Metro was required to pay for such stock as follows: an initial payment of $10,000 at the closing, and thereafter, at the end of each fiscal quarter, beginning at the end the third fiscal quarter of 2017, Metro agreed to pay the Company 5% of gross revenues collected during each quarter by Metro via the exploitation of S&G’s assets, up to a lifetime maximum of $590,000. The Agreement required Metro to use its best professional efforts to generate revenue from the exploitation of S&G’s assets, and if the Company has not received a total of at least $265,000 of the $590,000 lifetime maximum purchase price from Metro before July 1, 2022, the Company has the right to repurchase the stock and assets of the S&G from Metro for $10,000 . Both prior and after the Transaction, the Company has continually and actively conducted the same business of developing technology for virtual reality through the operations of Recall Studios, Inc., a Nevada corporation and a subsidiary of the Company.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our worldwide corporate headquarters and executive offices are located at 1330 Avenue of the Americas in New York, New York, where we occupy approximately 23,000 square feet of office space under various leases that expires between February 14, 2021 and August 14, 2027 and provides for rental payments of $144,782 per month.

We also maintain office space at 5550 Glades Road, Suite 516, Boca Raton, Florida 33431 under a one-year rental agreement, which commenced on April 1, 2014, providing for rental payments of $3,000 per month. This lease is now on a month-to-month basis.

In addition, on February 14, 2019, the Company entered into a lease for new offices in Jupiter, Florida. The lease has an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,437. The Company has an option to extend the lease for another year until August 31, 2021 for an annual rent of $94,884 and a second option for a further annual extension until August 31, 2022 for an annual rent of $97,730.

Item 3. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $524,000 which remains on the balance sheet as a liability at December 31, 2019 and 2018. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

On August 27, 2018, plaintiff, Scott Meide, filed a pro se (unrepresented by counsel) complaint in the United States District Court for the Middle District of Florida, Jacksonville Division, against Pulse Evolution Corporation, now a majority-owned subsidiary of FaceBank, naming its former officers among others as defendants. FaceBank’s position is that the pro se Complaint is defamatory, without merit in fact or law and represents an extortive attempt to coerce payment under threat of reputational harm. FaceBank’s subsidiaries and affiliates filed a motion to dismiss on September 25, 2018. On July 24, 2019, all counts of the complaint were dismissed in favor of FaceBank’s subsidiaries and affiliates. Mr. Meide was afforded the opportunity to file an amended complaint for a portion of his claims, and such amendment was filed on September 24, 2019. On October 6, 2019, Judge Marcia Morales Howard ordered Mr. Meide’s amended complaint stricken, describing the filing as insufficient and having failed to identify facts necessary to support its allegations, and offering Mr. Meide “one final opportunity to properly state his claims” with an amended complaint. Mr. Meide’s third attempt to submit a sufficient complaint was filed on November 1, 2019. On November 22, 2019 FaceBank’s subsidiaries and affiliates filed a motion to dismiss the second amended complaint. On December 31, 2019 Mr. Meide filed an opposition to the motions to dismiss. On January 9, 2020, the court struck Mr. Meide’s opposition and on February 3, 2020 issued an order requiring Mr. Meide to show cause why the case should not be dismissed. Mr. Meide was given until March 6, 2020 to respond to the motions to dismiss filed by FaceBank’s subsidiaries and affiliates. Mr. Meide’s apparent final opportunity to oppose the defendant’s motions to dismiss was filed on March 2, 2020. FaceBank believes Mr. Meide’s most recent filing is a near carbon copy of prior arguments and filings that have either been dismissed or were stricken and that Mr. Meide’s final amended complaint will be dismissed. FaceBank plans to the ask the court for an award of sanctions and attorney fees in connection with Mr. Meide’s filing of a frivolous lawsuit.

On June 25, 2018, prior to our acquisition of a majority interest in PEC, an office space vendor filed a complaint against such company (Case#: CIV1802192) in the Superior Court of the State of California, Marin County asserting breach of contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Company’s subsidiary then responded with affirmative defenses on September 27, 2018. The Company reached an out of court settlement on December 19, 2018 with the vendor and the case was dismissed on January 24, 2019. During the year ended December 31, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, in connection with this lease settlement.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol, “FUBO.” Between September 30, 2019 and April 30, 2020, our common stock was quoted on the OTC Pink tier of the OTC Markets under the symbol “FBNK,” and prior to September 30, 2019, our stock symbol was “DGLF.” Trading in OTC stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our stock has been thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
2018
Quarter Ended March 31, 2018	$66.60	$9.30
Quarter Ended June 30, 2018	$15.60	$9.27
Quarter Ended September 30, 2018	$23.10	$9.18
Quarter Ended December 31, 2018	$12.90	$5.70

2019
Quarter Ended March 31, 2019	$6.00	$17.81
Quarter Ended June 30, 2019	$3.00	$10.00
Quarter Ended September 30, 2019	$6.71	$13.25
Quarter Ended December 31, 2019	$8.91	$12.25

On May 28, 2020, the closing sale price for our common stock was $11.83. As of May 29, 2020, there were approximately 294 record holders, an unknown number of additional holders whose stock is held in “street name” and 34,848,495 shares of common stock issued and outstanding.

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

The Company raised an additional $2.5 million through issuances of an aggregate of 1,028,497 shares of its common stock in private placement transactions during the year ended December 31, 2019 to several other investors.

During the year ended December 31, 2018, the Company issued 623,578 shares of common stock for proceeds of $3.2 million.

Issuance of Common Stock for Services

During the year ended December 31, 2019, the Company issued 15,009 shares of its common stock at a fair value of approximately $0.1 million or $6.72 per share for services rendered.

During the year ended December 31, 2019, the Company issued 20,000 shares of its common stock at a fair value of approximately $200,000 or $10.00 per share in connection with a consulting agreement.

Issuance of Common Stock for Cancellation of a Consulting Agreement

During the year ended December 31, 2019, the Company issued 2,000 shares of its common stock at a fair value of approximately $13,000 or $6.59 per share in connection with the cancellation of a consulting agreement.

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

Issuance of Common Stock for Acquisition

During the year ended December 31, 2019, the Company issued 2,500,000 shares of its common stock, at a fair value of approximately $19.95 million, or approximately $7.98 per share, related to its acquisition of Facebank AG and Nexway.

During the year ended December 31, 2019, the Company issued 2,503,333 shares of its common stock in exchange for 40,991,276 shares of its subsidiary PEC. The interests exchange in PEC were previously recorded within noncontrolling interests and the transaction was accounted for as a reduction of $4.0 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in additional paid-in capital.

Issuance of Common Stock for Settlement of Lease Dispute

During the year ended December 31, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, to settle a lease dispute.

Issuance of Common Stock for Commitment Fee

During the year ended December 31, 2018 pursuant securities purchase agreements with Auctus Fund, the Company issued 3,072 shares to Auctus as a commitment fee at a fair value of $63,000.

Issuance of Common Stock upon Conversion of Note Payable

During the year ended December 31, 2019, the Company issued 16,666 shares of its common stock with a fair value of $50,000, or $3.00 per share, upon the contractual conversion of principal of a convertible note payable.

During the year ended December 31, 2018, the Company issued 4,333 shares of common stock for $18,000 upon the contractual conversion of principal of a convertible note payable.

Issuance of Common Stock to Satisfy Investment Obligation

On October 24, 2019, the Company satisfied its obligations under its investment agreement with Panda Productions (HK) Limited by issuing 175,000 common shares, in lieu of its obligation to fund an additional $1.0 million in cash. On October 24, 2019, the fair value of the 175,000 shares was approximately $1.9 million or $10.96 per share, and the additional $0.9 million was recorded as a loss on investment during the year ended December 31, 2019.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references in this Annual Report on Form 10-K to “FaceBank,” “we,” “us,” “our” and the “Company” are to FaceBank Group, Inc. and its subsidiaries, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying related notes included in this Annual Report on Form 10-K.

Overview

FaceBank Group, Inc. was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. On September 30, 2019, the Company’s name was changed to FaceBank Group, Inc.

On April 1, 2020, FaceBank effected a merger (the “Merger”) pursuant to which fuboTV, Inc., a Delaware corporation and a leading live TV streaming platform for sports, news and entertainment, became a wholly owned subsidiary of the Company. On May 1, 2020, the Company’s trading symbol was changed to FUBO.

Before the Merger, Facebank Group was and continues to be a character-based virtual entertainment company, and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. Facebank Group is positioned as a technology driven, intellectual property company with significant revenue participations in the digital likeness of leading celebrities and character-based entertainment properties.

Following the Merger, we operate our business under the name “fuboTV” and we are in the process of changing the name of FaceBank Group, Inc. to fuboTV, Inc.

Nature of Business

The Company is a leading digital entertainment company, combining fuboTV’s direct-to-consumer live TV streaming platform with FaceBank’s technology-driven IP in sports, movies and live performances. This business combination, operating as fuboTV, Inc., will create a content delivery platform for traditional and future-form IP. fuboTV plans to leverage FaceBank’s IP sharing relationships with leading celebrities and other digital technologies to enhance its already robust sports and entertainment offerings.

Since the Merger, while we continue our previous business operations, we are principally focused on offering consumers a leading live TV streaming platform for sports, news and entertainment through fuboTV. fuboTV revenues are almost entirely derived from the sale of subscription services and advertising in the United States, though fuboTV has started to assess expansion opportunities into international markets, with operations in Canada and the launch in late 2018 of its first ex-North America offering of streaming entertainment, to consumers in Spain.

Our subscription-based services are offered to consumers who can sign-up for accounts at https://fubo.tv, through which we provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides, what we believe to be, a superior viewer experience, with a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

Results of Operations for the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018
Revenues	$4,271	-
General and administrative	(13,793)	(6,746)
Amortization of intangible assets	(20,682)	(8,209)
Impairment of intangible assets	(8,598)	-
Impairment of goodwill	(74,441)	-
Depreciation	(83)	(8)
Other income (expense)	(9,782)	(243)
Income tax benefit	5,272	2,114
Net loss	$(117,836)	$(13,092)

Revenues

During the year ended December 31, 2019 we recognized net revenues of approximately $4.3 million related primarily from the sale of software licenses. There were no revenues recognized for the year ended December 31, 2018.

General and administrative

During the year ended December 31, 2019 general and administrative expenses totaled $13.8 million compared to $6.8 million for the year ended December 31, 2018. The increase of $7.0 million is primarily related to $7.7 million of general and administrative expenses from our 2019 acquisitions of Facebank AG and Nexway, offset by $0.7 million of lower general and administrative expenses, consisting of $2.5 million of lower stock-based compensation expenses, offset by increases of $1.8 million for employee salaries and related expenses, legal and professional fees, and other administrative expenses.

Amortization of intangible assets

During the year ended December 31, 2019 amortization expenses for intangible assets totaled $20.7 million compared to $8.2 million for the year ended December 31, 2018. The increase of $12.5 million was primarily due to amortization expenses recognized in connection with our acquisition of Evolution AI Corp in September 2018.

Long-Term Asset Impairments

During the year ended December 31, 2019 impairment expenses related to long-term assets totaled $83.0 million. We recognized $74.4 million of impairments related to goodwill and $8.6 million of impairments related to the intangible assets acquired in connection with our acquisitions of Nexway and Facebank AG.

Other Income/Expense

During the year ended December 31, 2019 other expenses totaled $9.8 million compared to other expenses of $0.2 million for the year ended December 31, 2018. The $9.6 million increase to other expenses was primarily related to $13.5 million of losses recorded on investments in connection with our acquisitions of Facebank AG and Paddle 8, and our Panda investment, $2.1 million of interest expense related to our convertible notes and long-term borrowings, $0.2 million recorded for the change in fair value of our Panda interests, offset by $4.5 million recorded for the change in fair value of our subsidiary warrant liability, and $0.8 million for the change in fair value of our derivative liability related to our convertible notes and series D preferred stock.

Income Taxes

During the year ended December 31, 2019, we recognized an income tax benefit of $5.3 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $20.7 million caused the deferred tax liability to decrease by $5.3 million, which resulted in the recognition of an income tax benefit.

During the year ended December 31, 2018, we recorded an income tax benefit of $2.1 million. The Company’s deferred tax liability is tied to our amortizable intangible assets. The amortization of intangibles of $8.2 million caused the deferred tax liability to decrease from $2.1 million, which resulted in an income tax benefit for the period.

Net Income/Loss

During the year ended December 31, 2019 and 2018, our net loss was $117.8 million and $13.1 million, respectively.

Liquidity and Going Concern

Cash Flows (in thousands)

	December 31,
	2019	2018

Net cash used in operating activities	$1,731	$(3,153)
Net cash used in investing activities	1,509	-
Net cash provided by financing activities	4,353	3,107
Net decrease in cash	$7,593	$(46)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $7.6 million, a working capital deficiency of $49.5 million and an accumulated deficit of $135.8 million at December 31, 2019. The Company recorded a net loss of $117.8 million and net cash provided by operating activities was $1.7 million for the year ended December 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that those financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Operating Activities

For the year ended December 31, 2019, net cash provided by operating activities was $1.7 million, which consisted of our net loss of $117.8 million, adjusted for non-cash expenses of $107.8 million including, $83.0 million of impairment charges recorded for goodwill and intangible assets acquired with our acquisitions of Facebank AG and Nexway, $20.7 million of amortization expenses related to our intangible assets acquired with Evolution AI, $13.5 million of losses recorded on investments, $1.4 million of stock-based compensation, and $0.6 million of amortization of the debt discount, offset by $5.3 million related to the change in fair value of our subsidiary warrant liability and our derivative liability, and $5.3 million of income tax benefit. Changes in operating assets and liabilities primarily consisted of increases in accounts payable of $5.5 million, offset by a decrease in accounts receivable of $7.7 million.

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

Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities was $1.5 million, which primarily consisted of $2.3 million of cash received, net of cash paid, in connection with our acquisition of Facebank AG and Nexway, $1.0 million paid for our investment in Panda Productions (HK) Limited (“Panda”), offset by $0.7 million received from accredited investors for an interest in Panda, $0.2 million paid for intangible assets related to our Virtual Mayweather agreement, and $0.2 million purchases of property and equipment.

There were no investing activities for the year ended December 31, 2018.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $4.4 million. The net cash provided is primarily related to $3.6 million of proceeds received from the sale of our common stock and warrants, $0.7 million of proceeds received from the issuance of our preferred stock, $0.4 million received as an advance from a related party, $0.8 million of proceeds received from the issuance of a convertible note and $0.1 million of proceeds received from the issuance of our subsidiary’s common stock, offset by repayments of $0.5 million in connection with our convertible notes, repayments of $0.4 million to related parties, and $0.3 million paid for the redemption of our Series D preferred stock.

For the year ended December 31, 2018, net cash provided by financing activities was $3.1 million. The net cash provided is primarily related to $3.1 million of proceeds received from the sale of our common stock, $1.8 million of proceeds received from the issuance of our convertible notes, offset by repayments of $1.8 million of our convertible notes.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

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

During the year ended December 31, 2019, the Company recorded impairment charges of approximately $8.6 million related to the intangible assets acquired with the Company’s acquisition of Nexway.

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

Goodwill

The Company tests goodwill for impairment at the reporting unit level on an annual basis on December 31 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount under ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, issued by the FASB. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss.

The Company tested goodwill for impairment as of December 31, 2019 and based on its review, the Company recognized an impairment charge totaling $74.4 million, in connection with its acquisition of FaceBank AG and Nexway. There were no goodwill impairment charges recorded during the year ended December 31, 2018. Changes in economic and operating conditions and the impact of COVID-19 could result in goodwill impairment in future periods.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight- line basis over their estimated useful lives as follows:

Human animation technologies	7 years
Trademark and trade names	7 years
Animation and visual effects technologies	7 years
Digital asset library	5-7 years
Intellectual Property	7 years
Customer relationships	11 years

Revenue From Contracts With Customers

The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”) on a net basis, as the Company is an agent and not a principal. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

The Company recognized net revenues from contracts with customers of approximately $4.3 million during the year ended December 31, 2019, primarily from the sale of software licenses. Revenue from the sale of software licenses are recognized as a single performance obligation at the point in time that the software license is delivered to the customer. The Company under its contracts is required to provide its customers with 30 days to return the license for a full refund, regardless of reason, and the Company will be provided a refund in full of its cost to sell the license. Therefore, for Nexway, the Company acts as an agent and recognizes revenue on a net basis.

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

Warrant Liability

The Company accounts for common stock warrants with cash settlement features as liability instruments at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of liabilities classified as warrants has been estimated using the Monte Carlo simulation model.

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

Recently Issued Accounting Pronouncements

See Note 3 in the accompanying consolidated financial statements for a discussion of recent accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included elsewhere in Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On May 28, 2020, the parties to the Note Purchase Agreement, as amended, entered into a Consent and Second Amendment to Note Purchase Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment:

(i)	FB Loan consented to the May 11, 2020 sale by the Company of capital stock for aggregate consideration in the amount of $7,409,045;
(ii)	The provision requiring that following receipt by any loan party or any subsidiary of proceeds of any financing, the Borrower must prepay the Senior Note in an amount equal to 100% of the cash proceeds of such financing, was removed; and
(iii)	The date by which the Company must file a registration statement to register the Shares and the Warrant Shares was extended from May 25, 2020 to July 1, 2020.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, filed as Exhibit 10.64 hereto, and incorporated by reference into this Item 9B.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s)

David Gandler	45	Chief Executive Officer and Director
Edgar Bronfman, Jr.	64	Executive Chairman and Director
John Textor	54	Head of Studio, Chief Financial Officer and Director
Jordan Fiksenbaum	47	President
Alexander Bafer	47	Director
Pär-Jörgen Pärson	56	Director

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

Executive Officers

David Gandler was appointed as our Chief Executive Officer and Director in April 2020. He previously served as President and Chief Executive Officer of fuboTV Pre-Merger and as a member of fuboTV Pre-Merger’s board of directors from March 2014 to April 2020. Prior to joining fuboTV, Mr. Gandler served as Vice President, Ad Sales at DramaFever, a video streaming service acquired in 2016 by Warner Bros. Entertainment Inc., from 2013 to 2014. Prior to 2013, Mr. Gandler held positions at Scripps Networks Interactive, Inc., Time Warner Cable and Telemundo, a division of NBCUniversial Media, LLC. Mr. Gandler received a B.A. degree in economics from Boston University. Mr. Gandler brings our board his considerable experience in the digital media industry as well as the operational insight and expertise he has accumulated as our Chief Executive Officer.

Edgar Bronfman, Jr., joined the Company’s Board of Directors in May 2020 following the Merger, bringing decades of experience in media and technology. Since October 2017, Mr. Bronfman has served as chairman of Waverley Capital LLC, a media-focused venture capital firm, of which he is also a co-founder and general partner. Since 2014, Mr. Bronfman has served as managing partner of Accretive, LLC, a private equity firm. Mr. Bronfman served in various roles at Warner Music Group, a multinational entertainment and record label, most recently serving as chief executive officer from March 2004 to August 2011 and as a member of the board of directors from March 2004 to May 2013, including serving as chairman of the board of directors from March 2004 to January 2012. Mr. Bronfman served on the boards of directors of IAC InterActive Corp, a media and internet company, from February 1998 through October 2019 and Accretive Health, Inc. (now known as R1 RCM Inc.), a healthcare management company, from October 2006 until February 2016. Mr. Bronfman has also served as executive chairman of Global Thermostat Operations, LLC, a company designed to develop and commercialize technology for the direct capture of carbon dioxide, since 2010 and has served on the boards of Insureon Holdings, LLC since 2012 and Everspring Inc. since 2014. Mr. Bronfman is Chairman of the Board of Endeavor Global, Inc., a member of the board of trustees of the NYU Elaine A. and Kenneth G. Langone Medical Center, a member of the Board of the Council of Foreign Relations, Vice President of the Ann L. Bronfman Foundation and Director of the Clarissa and Edgar Bronfman Jr. Foundation. Mr. Bronfman’s qualifications to serve on the Board include his experience as a member of senior management of various public and global companies, which gives him particular insight into business strategy, leadership, marketing, consumer branding and international operations. The Board also considered his high level of financial literacy and insight into the media, entertainment and technology industries as well as his private equity experience.

John Textor has served as member of the Board of Directors since August 2018 and currently serves as our Head of Studio and Chief Financial Officer. Mr. Textor also served as our Executive Chairman from April 2020 to May 2020 and as Chief Executive Officer from August 2018 to April 2020. Mr. Textor has served as Managing Partner of Wyndcrest Holdings, a technology focused private holding company, since 1996.  Through his activities with Wyndcrest, from 1996 to 2017, Mr. Textor led early investments in Art Technology Group, a leading internet personalization company, co-founded and became the leading shareholder of Virtual Bank, an internet bank and private wealth management company; acquired and served as Chairman of Sims Snowboards, the world’s second leading snowboard brand, acquired and served as Co-Chairman of Digital Domain, a leading Hollywood visual effects company, and founded Pulse Evolution Corporation, our majority owned subsidiary and a globally recognized pioneer in the development of hyper-realistic digital humans for live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications, on May 31, 2013. From May 2015 until July 2017, he served as Chief Financial Officer of PEC, and from January 2015 until July 2017, Mr. Textor served as Chief Executive Officer of PEC. Mr. Textor is a graduate of Wesleyan University. Mr. Textor brings to our Board his considerable experience in the strategic planning and growth of technology companies and entertainment properties, which qualifies him to serve as a director of our company.

Jordan Fiksenbaum was appointed as President on February 1, 2019, and since June 2017, he has served as Chief Executive Officer of Pulse Evolution Corporation, a wholly-owned subsidiary of the Company, since June 2017. Prior to joining Pulse Evolution, Mr. Fiksenbaum was the founder and Chief Executive Officer of Pop Experience from January 2015 until May 2017. From January 2014 until September 2014, Mr. Fiksenbaum served as Vice President of Marketing/PR-Resident 7Show Division of Cirque du Soleil. Mr. Fiksenbaum has been working professionally in the live entertainment industry for over 30 years, now bringing to the Company his relevant experience in senior management including strategic planning, operations, sales, marketing, promotions, event programming, and ticketing. While at Cirque du Soleil, he was responsible for the marketing, sales and public relations initiatives of nine resident shows, including launching Michael Jackson One in Las Vegas, which features an appearance of the holographic likeness of Michael Jackson. Within the theatre industry, Mr. Fiksenbaum worked on numerous award-winning productions, including The Phantom of the Opera, Ragtime, Disney’s the Lion King, Wicked, Les Misérables and Spamalot.

Non-Employee Directors

Alexander Bafer has served as a member of the Board of Directors since 2009. Between August 2018 and April 2020, Mr. Bafer served as our Executive Chairman, and between February 2018 and August 2018, he served as our Chief Executive Officer and Chairman of the Board. In addition, Mr. Bafer served as our Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors from 2009 to 2016 and from April 2017 to January 2018. He also served as our Chief Development Officer and Chairman of the Board of Directors from 2016 to January 2018. Mr. Bafer successfully led the organization and development of numerous startup companies, having also achieved a number of successful exits. He led the transformation of our Company from a film entertainment and production company into a forward-looking entertainment technology and mixed reality company. Mr. Bafer is a graduate of St. John’s University.

Pär-Jörgen Pärson joined our Board of Directors in May 2020. Since 2004, Pär-Jörgen Pärson has been a General Partner of Northzone, a venture capital firm, where his primary areas of focus are disruptive businesses in consumer internet, health, and fintech. Before joining Northzone, Mr. Pärson ran his own investment firm and was a consultant at McKinsey & Company. Until April 1, 2020, Mr. Pärson served on the board of directors of fuboTV Pre-Merger. In addition, Mr. Pärson serves on the Board of Directors of Spring Health Inc, a health tech company, Noquo Foods AB, a Swedish foodtech startup, Sourcepoint Inc, a media tech company, Neverthink OY, an online video service, and Activate Inc, a media tech company. Previously, Mr. Pärson served on the board of directors of (i) Spotify AB, the subscription music streaming service, from 2008 to 2017, (ii) payments company iZettle AB (which was acquired by PayPal) from 2011 to 2016, (iii) Avito AB, an online classifieds service (acquired by Naspers in 2016) from 2011 to 2016, (iv) Qapital Insight AB, a fintech company, from 2013 to 2018, (v) Widespace AB, an adtech business, from 2012 to 2018, and (vi) Jukely Inc, a live music subscription service, from 2014 to 2020. Mr. Pärson holds an M.B.A. from the Stockholm School of Economics. Mr. Pärson’s qualifications to serve on the Board include his prior service on the board of directors of fuboTV Inc., his experience as a member of the board of directors of consumer internet and media companies, through which he has valuable insight into business strategy, leadership, and international operations, and his venture capital experience.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of Messrs. Gandler, Bronfman, Textor, Bafer and Pärson. The size of our board of directors is currently set at seven and we currently have two (2) vacancies.

Pursuant to the Merger, the shareholders of fuboTV Pre-Merger received shares of our Series AA Preferred Stock as consideration. See “Description of Capital Stock—Series AA Preferred Stock.” Pursuant to the Certificate of Designation of the Series AA Preferred Stock, holders of a majority of the outstanding shares of our Series AA Preferred Stock are entitled to appoint up to three (3) directors to our Board of Directors. Mr. Gandler and Mr. Pärson are two of the directors appointed by the holders of our Series AA Convertible Preferred Stock, and such holders have the right to appoint one additional director. The Certificate of Designation of the Series AA Preferred Stock also requires the consent of the holders of a majority of the outstanding shares of our Series AA Preferred Stock prior to an increase of the size of our board of directors above seven directors.

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

Our board currently consists of Messrs. Textor, Bafer, Mr. Pärson and Bronfman (Chair). We do not currently have any board committees and traditionally operate by unanimous consent.

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

Director Compensation

In 2019, we did not have any non-employee directors. None of our directors received additional compensation for their services as a director.

On April 29, 2020, the board approved the appointment of Edgar Bronfman, Jr. as Executive Chairman of the Board, effective as of April 29, 2020 (the “Start Date”). In connection with Mr. Bronfman’s appointment, the Company and Mr. Bronfman entered into a letter agreement dated as of April 29, 2020, pursuant to which Mr. Bronfman agreed to serve as the Executive Chairman of the Board (the “Letter Agreement”). Pursuant to the Letter Agreement, Mr. Bronfman’s employment with the Company is for an indefinite period and is terminable by either Mr. Bronfman or the Company upon 30 days’ advance written notice. Pursuant to the Letter Agreement, Mr. Bronfman received a stock option covering 1,875,000 shares of the Company’s common stock on the Start Date (the “Option Award”). The Option Award has an exercise price of $8.76 per share and a term of seven years, will generally vest in equal annual installments over a period of four years, in each case subject to earlier vesting upon the achievement of certain stock price milestones, and is subject to the terms of the Company’s 2020 Equity Incentive Plan and a stock option agreement thereunder. In the event Mr. Bronfman’s employment with the Company is terminated by the Company without cause, by Mr. Bronfman following the Company’s material breach of any agreement between Mr. Bronfman and the Company or due to Mr. Bronfman’s death or disability, any outstanding portion of the Option Award that remains unvested as of the date of such termination of employment will remain outstanding and eligible to vest in accordance with the terms of the applicable stock option agreement. In addition, any unvested portion of the Option Award that remains outstanding as of the date of a change in control of the Company will immediately vest in full and become exercisable. In addition to the Option Award, Mr. Bronfman will receive an annual base salary of $95,000, which may increase if he chairs or serves other Board committees. He will be eligible to receive an annual equity award on generally the same terms as non-employee directors of the Company.

On May 21, 2020, we established our Outside Director Compensation Policy (the “Compensation Policy”) to set forth guidelines for the compensation of our non-employee directors for their service on our Board of Directors.

Also on May 21, 2020, Pär-Jörgen Pärson joined the board pursuant to a vote by the holders of the Company’s Series AA Convertible Preferred Stock. In connection with his election to the Board, Mr. Pärson was granted an option to purchase 50,381 shares of the Company’s common stock (the “Initial Award”) in accordance with the Compensation Policy and subject to the Company’s 2020 Equity Incentive Plan (the “Plan”) and standard option award agreement thereunder. The Initial Award will vest in 36 equal, monthly installments beginning on the grant date, provided that Mr. Pärson continues to serve as a Service Provider (as defined in the Plan) through the applicable vesting date. In addition, any unvested potion of the Initial Award that remains outstanding as of the date of a change of control of the Company will immediately vest in full and become exercisable. In addition to the Initial Award, in accordance with the Compensation Policy, Mr. Pärson will receive an annual cash retainer of $45,000 for his board service, which may increase if he chairs or serves on other board committees. He will be eligible to receive an annual equity award in accordance with the Compensation Policy.

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

Based solely upon our review of copies of such forms received by us, we believe that, except as hereinafter disclosed, during the fiscal year ended December 31, 2019, any required Form 3s, 4s and 5s were timely filed: Mr. Textor failed to file a Form 3 and Mr. Gupta failed to timely file a Form 3.

Item 11. Executive Compensation.

2019 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each of our “named executive officers,” as such term is defined in Item 402(m)(2) of Regulation S-K. Because the summary compensation table relates to the named executive officers as of December 31, 2019, it does not include compensation for our post-merger management team. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Compensation” above and “—Mr. Gandler’s.Employment Agreement” below.

Name	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)
John Textor	2019	$500,000	(2)	$100,000	$-		$600,000
Chief Executive Officer (1)	2018	$198,925	(2)	$50,000	$-		$248,925

Alexander Bafer Executive Chairman and	2019	$500,000		$100,000	$-		$600,000
Former Chief Executive Officer (3)	2018	$334,341		$50,000	$469,871	(4)	$854,212

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

(4) Represents the fair value of (i) Stock Option of 8,334 granted on February 1, 2018 as Chief Executive Officer from February 1, 2018 until August 8, 2018, and (ii) Stock Option of 8,333 granted on February 1, 2018 as Executive Chairman of the Board. These options are fully vested and have a 10-year term expiring February 2028 and have an exercise price of $28.20 per share.

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

Outstanding Equity Awards At 2019 Fiscal Year-end

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Mr. Gandler’s Employment Agreement

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of FaceBank merged with and into fuboTV whereby fuboTV continued as the surviving corporation and became a wholly owned subsidiary of FaceBank pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 (the “Merger Agreement”) by and among FaceBank, Merger Sub and fuboTV. In accordance with the terms of the Merger Agreement, FaceBank’s Board of Directors approved the appointment of David Gandler as Chief Executive Officer and the appointment of John Textor, FaceBank’s prior Chief Executive Officer, as Executive Chairman of FaceBank, each effective as of the effective time of the merger.

FaceBank and Mr. Gandler entered into an Employment Agreement dated as of April 1, 2020 pursuant to which Mr. Gandler agreed to serve as the Company’s Chief Executive Officer (the “Gandler Employment Agreement”). The Gandler Employment Agreement will continue until the earlier of (i) Mr. Gandler’s termination of employment or (ii) immediately prior to a listing of the FaceBank Common Stock on either the Nasdaq Stock Market or the New York Stock Exchange (an “Uplist”), at which time the Company and Mr. Gandler have agreed to revisit and modify the terms of the Gandler Employment Agreement by reference to other peer group companies. Pursuant to the Gandler Employment Agreement, Mr. Gandler shall receive a base salary of $500,000 per year, subject to increase, but not decrease, at the discretion of the compensation committee of the Board. In addition, the Company and Mr. Gandler have agreed that Mr. Gandler shall be eligible to receive an annual bonus in a minimum amount of $100,000 based on his meeting certain performance-based targets. Pursuant to the Gandler Employment Agreement, Mr. Gandler will receive a bonus upon the successful Uplist of the FaceBank Common Stock. Mr. Gandler is also eligible to receive equity based awards under the Company’s compensation plans. On April 1, 2020, the Company granted to Mr. Gandler, a stock option to purchase 4,846,658 shares of FaceBank Common Stock at a price of $8.124 per share pursuant to the Company’s newly adopted 2020 Equity Incentive Plan. Mr. Gandler’s option shall vest over a four year period at a rate of 1/48 per month of the total grant per month. Mr. Gandler’s stock options are subject to 100% accelerated vesting in the event of his termination without Cause or for Good Reason (each as defined in the Gandler Employment Agreement) following a change in control of the Company. Further, if Mr. Gandler’s employment is terminated without Cause or for Good Reason, he receives as severance an amount equal to his then annual base salary and accelerated vesting of any unvested equity awards. Mr. Gandler is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same terms as generally made available to other senior executives of the Company and have other benefits provided to executives of the Company. The Gandler Employment Agreement contains standard non-compete and confidentiality provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At May 29, 2020, we had 34,848,495 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of May 29, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1330 Avenue of the Americas, New York, NY 10019. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Named Executive Officers and Directors:	Amount and Nature of Beneficial Ownership		Percent of Class
John Textor	8,114,360	(1)	23.3%
Alexander Bafer	3,030,612	(2)	8.7%
David Gandler	4,610,066	(3)	11.7%
Edgar Bronfman, Jr.	7,461,970	(4)	17.8%
Pär-Jörgen Pärson	2,799	(5)	*
All directors and officers as a group (6 persons)	23,693,816		50.8%

5% Stockholders Not Listed Above:
Discover, Inc. 8403 Colesville Road Silver Spring, MD 20910	5,149,174	(6)	12.9%

The Walt Disney Company 500 South Buena Vista Street Burbank, CA 91521	6,630,012	(7)	16.0%

* Less than 1%.

(1)	Represents (i) 7,658,270 held jointly by Mr. Textor and Deborah W. Textor, Mr. Textor’s spouse; (ii) 246,535 held by Mrs. Textor directly; and (iii) 209,555 held by Mrs. Textor as custodian for Mr. and Mrs. Textor’s minor son. These shares are subject to the Voting agreement entered on August 8, 2018.
(2)	Represents (i) 19 shares of common stock held by Mr. Bafer; (ii) 3,300,612 shares held by Brick Top Holdings, Inc., a company owned and controlled by Mr. Bafer and Mr. Bafer has voting and dispositive control over the shares held by Brick Top Holdings, Inc. These shares are subject to the Voting agreement entered on August 8, 2018.
(3)

Includes 1,575,817 shares of Series AA Convertible Preferred Stock which is convertible into 3,151,634 shares of common stock and stock options exercisable within 60 days of May 29, 2020. Into 1,458,432 shares of common stock.

(4)	None of these shares are held by Mr. Bronfman in his individual capacity. Represents (i) 285,714 shares of common stock held directly by Waverley Capital, LP, (“Waverley Capital”) and (ii) 285,714 shares issuable upon exercise of a warrant held directly by Waverley Capital and exercisable within 60 days of May 29, 2020. Also includes 22,840 shares of Series AA Convertible Preferred Stock which is convertible into 45,680 shares of common stock According to information provided to the Company by Waverley Capital, the general partner of Waverley Capital is Waverley Capital Partners, LLC. Mr. Bronfman and Dr. Daniel V. Leff, as managing members of Waverley Capital Partners, LLC, may be deemed to have shared voting and investment power with respect to these securities. Each of Mr. Bronfman and Dr. Leff and Waverley Capital Partners, LLC disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein and the inclusion of these securities herein shall not be deemed an admission by any of them of beneficial ownership of the reported securities for purposes of Rule 13 under the Exchange Act or for any other purposes. The address for Waverley Capital is 300 Hamilton Avenue, 4th Floor, Palo Alto, California 94301.
(5)	Represents 2,799 shares of common stock issuable pursuant to options held directly by Mr. Pärson exercisable within 60 days of May 29, 2020.
(6)	Includes 2,574,587 shares of Series AA Convertible Preferred Stock which is convertible into 5,149,174 shares of common stock. Scripps Networks, LLC is the direct holder of the shares of Series AA Convertible Preferred Stock. Scripps Networks, LLC is a wholly owned subsidiary of Scripps Networks Interactive, Inc., which is a wholly owned subsidiary of Discovery, Inc.
(7)	Includes 3,315,006 share of Series AA Convertible Preferred Stock which is convertible into 6,630,012 shares of common stock.

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

The table below sets forth information as of December 31, 2019.

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

Amounts owed to related parties as of December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018

Alexander Bafer, Executive Chairman	$20	$25
John Textor, Chief Executive Officer	592	304
Others	53	69
Total	$665	$398

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan which is due on demand. The amounts due to John Textor, Chief Executive Officer, represent a liability assumed in the acquisition of EAI. The amounts due to other related parties also represent liabilities assumed in the acquisition of EAI.

During the year ended December 31, 2019, the Company received approximately $423,000 from related parties, including a $300,000 advance from FaceBank, Inc., a development stage company controlled by Mr. Textor, $56,000 from Mr. Bafer, $37,000 from Mr. Textor and $30,000 from other related parties. During the year ended December 31, 2019, the Company paid approximately $156,000 to related parties, including $56,000 to Mr. Bafer, $49,000 to Mr. Textor and $51,000 to other related parties.

We assumed a $172,000 note payable due to a relative of the CEO, John Textor. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. We have accrued default interest for additional liability in excess of the principal amount. The note is currently in default.

In July 2015, we issued convertible promissory notes to Mr. Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible into shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount. In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 and cure the default. There were no other terms changed and no additional compensation paid. On May 22, 2019, the Company issued a non-convertible promissory note to replace the convertible promissory notes. The note has a principal balance of $264,365, accrues interest at a rate of 8% per annum and matured on August 31, 2019. During the year ended December 31, 2019, Mr. Bafer was repaid $258,850 of the principal balance and approximately $46,160 of interest. As part of this transaction, the Company and Mr. Bafer agreed to transfer approx. $124,000 from his note balance to accrued payroll.

On December 28, 2016, we issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, is due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The promissory note was converted into 250,000 shares of common stock.

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

Item 14. Principal Accountant Fees and Services.

On April 23, 2020, the Company’s Board of Directors approved the appointment of L J Soldinger Associates, LLC (“Soldinger”) as the Company’s independent registered public accounting firm. The following table sets forth the fees billed or to be billed to our company for the year ended December 31, 2019 for professional services rendered by Soldinger and for the year ended December 31, 2018 for professional services rendered by Marcum LLP, our former independent registered public accounting firm.

Fees	2019	2018
Audit Fees	$593,000	$125,000
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$593,000	$125,000

Audit Fees

Audit fees to Soldinger were for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2019. Audit fees payable to Marcum LLP were for professional services rendered for the audits of our annual financial statements for the year ended December 31, 2018.

Audit-Related Fees

During 2019 and 2018, Soldinger did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As Soldinger did not provide any services to us for tax compliance, tax advice and tax planning during 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Soldinger did not provide any products and services not disclosed in the table above during 2019 and 2019. As a result, there were no other fees billed or paid during 2019 and 2018.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

For the years ended December 31, 2019 and 2018

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Shareholders and Board of Directors of

FaceBank Group, Inc. (formerly known as Pulse Evolution Group, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FaceBank Group, Inc. (formerly known as Pulse Evolution Group, Inc.) and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, incurred significant operating and cash flow losses and needs to raise additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

May 29, 2020

We have served as the Company’s auditor since 2020.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Shareholders and Board of Directors of

FaceBank Group, Inc. (formerly known as Pulse Evolution Group, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FaceBank Group, Inc. (formerly known as Pulse Evolution Group, Inc.) and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, incurred significant operating and cash flow losses and needs to raise additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor in 2019.

New York, NY

June 7, 2019

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Consolidated Balance Sheets

(in thousands, except for share and per share information)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$7,624	$31
Accounts receivable, net	8,904	-
Inventory	49	-
Prepaid expenses	1,396	-
Total current assets	17,973	31

Property and equipment, net	335	14
Deposits	24	3
Financial assets at fair value	1,965	-
Intangible assets	116,646	136,078
Goodwill	148,054	149,975
Right-of-use assets	3,519	-
Total assets	$288,516	$286,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	36,373	$2,475
Accrued expenses	20,402	5,860
Due to related parties	665	398
Note payable	4,090	3,667
Notes payable - related parties	368	172
Convertible notes, net of $710 and $456 discount as of December 31, 2019 and 2018, respectively	1,358	587
Convertible notes - related parties	-	864
Shares settled liability for intangible asset	1,000	-
Profit share liability	1,971	-
Warrant liability - subsidiary	24	4,528
Derivative liability	376	-
Current portion of lease liability	815	-
Total current liabilities	67,442	18,551

Deferred income taxes	30,879	35,000
Other long-term liabilities	41	-
Lease liability	2,705	-
Long term borrowings	43,982	-
Total liabilities	145,049	53,551

COMMITMENTS AND CONTINGENCIES (Note 15)

Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 461,839 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of $462 as of December 31, 2019	462	-

Stockholders’ equity:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock par value $0.0001: 400,000,000 shares authorized; 28,912,500 shares issued and 7,532,776 shares outstanding at December 31, 2019 and 2018, respectively	3	1
Additional paid-in capital	257,002	227,570
Accumulated deficit	(135,832)	(21,763)
Non-controlling interest	22,602	26,742
Accumulated other comprehensive loss	(770)	-
Total stockholders’ equity	143,005	232,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$288,516	$286,101

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

( in thousands except for share and per share information)

	For the Years Ended December 31,
	2019	2018
Revenues
Revenues, net	$4,271	$-
Total revenues	4,271	-
Operating expenses
General and administrative	13,793	6,746
Amortization of intangible assets	20,682	8,209
Impairment of intangible assets	8,598	-
Impairment of goodwill	74,441	-
Depreciation	83	8
Total operating expenses	117,597	14,963
Operating loss	(113,326)	(14,963)

Other income (expense)
Interest expense and financing costs	(2,062)	(2,651)
Gain on extinguishment of convertible notes	-	1,852
Loss on investments	(13,549)	-
Foreign currency loss	(18)	-
Other expense	726	(94)
Change in fair value of subsidiary warrant liability	4,504	(91)
Change in fair value of derivative liability	815	741
Change in fair value of Panda interests	(198)	-
Total other income (expense)	(9,782)	(243)
Loss before income taxes	(123,108)	(15,206)
Income tax benefit	(5,272)	(2,114)
Net loss	(117,836)	(13,092)
Less: net loss attributable to non-controlling interest	3,767	2,482
Net loss attributable to controlling interest	$(114,069)	$(10,610)
Less: Deemed dividend on Series D Preferred stock	(9)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	(589)	-
Net loss attributable to common stockholders	$(114,667)	$(10,610)

Other comprehensive income (loss)
Foreign currency translation adjustment	(770)	-
Comprehensive loss	$(115,437)	$(10,610)

Net loss per share attributable to common stockholders
Basic and diluted	$(5.15)	$(2.37)

Weighted average shares outstanding:
Basic and diluted	22,286,060	4,481,600

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

(in thousands except for share information)

							Accumulated		Total
					Additional		Other		Stockholders’
	Preferred stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance at January 1, 2018	7,424,491	$1	2,659,918	$-	$8,053	$(11,153)	$-	$-	$(3,099)
Issuance of common stock for cash	-	-	623,578	-	3,185	-	-	-	3,185
Issuance of common stock for services	-	-	407,943	-	3,752	-	-	-	3,752
Issuance of common stock for commitment fee	-	-	3,072	-	63	-	-	-	63
Conversion of notes payable into common shares	-	-	4,334	-	18	-	-	-	18
Cashless exercise of warrants	-	-	5,114	-	-	-	-	-	-
Excess shares issued upon cashless exercise of warrants	-	-	10,492	-	94	-	-	-	94
Beneficial conversion feature on note payable	-	-	-	-	50	-	-	-	50
Exchange of Series A Preferred into common stock	(5,000,000)	(1)	3,633,333	1	-	-	-	-	-
Conversion of Series B Preferred into common stock	(1,000,000)	-	66,667	-	-	-	-	-	-
Conversion of Series C Preferred into common stock	(1,424,491)	-	94,966	-	-	-	-	-	-
Issuance of Series X Preferred for business acquisition	1,000,000	-	-	-	211,500	-	-	-	211,500
Non-controlling interest of acquired business	-	-		-		-	-	29,224	29,224
Issuance of common stock for purchase of asset	-	-	23,360	-	658	-	-	-	658
Extinguishment gain on related party convertible notes recorded as a capital contribution	-	-	-	-	197	-	-	-	197
Net loss	-	-	-	-	-	(10,610)	-	(2,482)	(13,092)
Balance at December 31, 2018	1,000,000	$-	7,532,777	$1	$227,570	$(21,763)	$-	$26,742	$232,550
Issuance of common stock for cash	-	-	1,028,497	-	2,526	-	-	-	2,526
Issuance of common stock for cash - Hong Kong investor	-	-	93,910	-	1,063	-	-	-	1,063
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	92	-	-	-	92
Additional shares issued for reverse stock split	-	-	1,373	-	-	-	-	-	-
Acquisition of Facebank AG and Nexway	-	-	2,500,000	-	19,950	-	-	3,582	23,532
Issuance of common stock - subsidiary share exchange	-	-	2,503,333	1	3,954	-	-	(3,955)	-
Issuance of common stock for services	-	-	35,009	-	302	-	-	-	302
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	2,000	-	13	-	-	-	13
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(589)	-	-	-	(589)
Deemed dividend on Series D preferred stock	-	-	-	-	(9)	-	-	-	(9)
Accrued Series D Preferred stock dividends	-	-	-	-	(14)	-	-	-	(14)
Common stock issued in connection with note payable	-	-	5,000	-	47	-	-	-	47
Issuance of common stock in connection with Panda Investment	-	-	175,000	-	1,918	-	-	-	1,918
Issuance of common stock in connection with note conversion	-	-	16,666	-	50	-	-	-	50
Foreign currency translation adjustment	-	-	-	-	-	-	(770)	-	(770)
Net loss	-	-	-	-	-	(114,069)	-	(3,767)	(117,836)
Balance at December 31, 2019	-	$-	28,912,500	$3	$257,002	$(135,832)	$(770)	$22,602	$143,005

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Consolidated Statements of Cash Flows

(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(117,836)	$(13,092)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	20,682	8,209
Depreciation	83	8
Gain on extinguishment of convertible notes	-	(1,852)
Loss on excess shares issued upon cashless exercise of warrants	-	94
Issuance of common stock for services	302	3,752
Issuance of common stock in connection with cancellation of a consulting agreement	13	-
Common stock issued for commitment fee	-	63
Common stock issued in connection with note payable	47	-
Loss on investments	13,549	-
Stock-based compensation in connection with Panda	1,118	-
Impairment of intangible assets	8,598	-
Impairment of goodwill	74,441	-
Amortization of debt discount	603	1,535
Deferred income tax benefit	(5,272)	(2,114)
Fair value of derivative in excess of note payable	-	293
Change in fair value of derivative liability	(815)	91
Change in fair value of subsidiary warrant liability	(4,504)	(741)
Change in fair value of Panda interests	198	-
Amortization of right-of-use assets	200	-
Other income related to note conversion	(50)	-
Accrued interest on note payable	658	-
Foreign currency loss	(770)	-
Other adjustments	(1,304)	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	7,705	-
Prepaid expenses	(227)	-
Accounts payable	5,476	183
Accrued expenses	(964)	74
Lease liability	(200)	344
Net cash provided by (used in) operating activities	1,731	(3,153)

Cash flows from investing activities
Investment in Panda Productions (HK) Limited	(1,000)	-
Acquisition of FaceBank AG and Nexway, net of cash paid	2,300	-
Sale of profits interest in investment in Panda Productions (HK) Limited	655	-
Purchase of intangible assets	(250)	-
Payments for property and equipment	(175)	-
Lease security deposit	(21)	-
Net cash provided by investing activities	1,509	-

Cash flows from financing activities
Proceeds from issuance of convertible notes	847	1,780
Repayments of convertible notes	(541)	(1,803)
Proceeds from the issuance of preferred stock	700	-
Proceeds from sale of common stock and warrants	3,589	3,130
Proceeds from sale of subsidiary’s common stock	92	-
Redemption of Series D preferred stock	(337)	-
Proceeds from related parties	423	-
Repayments of note payable related party	(264)	-
Repayments to related parties	(156)	-
Net cash provided by financing activities	4,353	3,107

Net increase in cash	7,593	(46)
Cash at beginning of period	31	77
Cash at end of period	7,624	$31

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)
Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

Supplemental disclosure of cash flows information:
Interest paid	$170	$588
Income tax paid	-	-
	$170	$588
Non cash financing and investing activities:
Issuance of common stock in connection with note conversion	$50	$18
Issuance of common stock upon acquisition of Facebank AG and Nexway	$19,950	$-
Issuance of common stock in connection with Panda Investment	$1,918	$-
Series X convertible preferred stock issued upon acquisition of Evolution AI Corporation	$-	$211,500
Issuance of common stock upon acquisition of Evolution AI Corporation	$-	$658
Long term borrowings related to investment	$5,443	$-
Extinguishment gain on related party convertible notes recorded as a capital contribution	$-	$197
Beneficial conversion feature	$-	$50
Shares settled liability for intangible asset - Floyd Mayweather	$1,000	$-
Accrued Series D Preferred Stock dividends	$14	$-
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$589	$-
Common stock issued for lease settlement	$130	$-
Measurement period adjustment on the Evolution AI Corporation acquisition	$1,921	$-

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Note 1 – Organization, Nature of Business and Basis of Presentation

Overview

FaceBank Group, Inc. was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. On September 30, 2019, the Company’s name was changed to FaceBank Group, Inc.

On April 1, 2020, FaceBank effected a merger (the “Merger”) pursuant to which fuboTV, Inc., a Delaware corporation and a leading live TV streaming platform for sports, news and entertainment, became a wholly owned subsidiary of the Company. On May 1, 2020, the Company’s trading symbol was changed to FUBO.

Before the Merger, Facebank Group was and continues to be a character-based virtual entertainment company, and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. Facebank Group is positioned as a technology driven, intellectual property company with significant revenue participations in the digital likeness of leading celebrities and character-based entertainment properties.

Following the Merger, we operate our business under the name “fuboTV” and we are in the process of changing the name of FaceBank Group, Inc. to fuboTV, Inc.

Nature of Business

The Company is a leading digital entertainment company, combining fuboTV’s direct-to-consumer live TV streaming platform with FaceBank’s technology-driven IP in sports, movies and live performances. This business combination, operating as fuboTV, Inc., will create a content delivery platform for traditional and future-form IP. fuboTV plans to leverage FaceBank’s IP sharing relationships with leading celebrities and other digital technologies to enhance its already robust sports and entertainment offerings.

Since the Merger, while we continue our previous business operations, we are principally focused on offering consumers a leading live TV streaming platform for sports, news and entertainment through fuboTV. fuboTV revenues are almost entirely derived from the sale of subscription services and advertising in the United States, though fuboTV has started to assess expansion opportunities into international markets, with operations in Canada and the launch in late 2018 of its first ex-North America offering of streaming entertainment, to consumers in Spain.

Our subscription-based services are offered to consumers who can sign-up for accounts at https://fubo.tv, through which we provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides, what we believe to be, a superior viewer experience, with a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $7.6 million, a working capital deficiency of $49.5 million and an accumulated deficit of $135.8 million at December 31, 2019. The Company incurred a net loss of $117.8 million and cash provided by its operating activities totaled $1.7 million for the year ended December 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan.  These obligations include liabilities assumed in acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 99.7% owned principal operating subsidiary Evolution AI Corporation (“EAI”), 62.3% majority-owned operating subsidiary Nexway AG (“Nexway”), wholly-owned subsidiaries Facebank AG and StockAccess Holdings SAS (“SAH”), 70.0% majority-owned operating subsidiary Highlight Finance Corp. (“HFC”), inactive subsidiaries York Production LLC and York Production II LLC and its 68% majority owned subsidiary, Pulse Evolution Corporation (“PEC”). All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the previously reported financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, useful lives of intangible assets, analysis of impairments of recorded intangible assets, accruals for potential liabilities, assumptions made in valuing derivative liabilities and assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements.

Cash and Cash Equivalents

The Company’s cash balances primarily consist of funds maintained at Nexway AG. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2019 and 2018. Nearly all of the cash held by the Company as of December 31, 2019 was held in banks in France and Germany. Under the EU banking directive of 94/19/EC, both Germany and France created insurance funds covering 100,000 EUR per account. The Company holds significant amounts of cash in excess of those insurance limits, however, the Company maintains its accounts at high quality financial institutions and to date has never experienced a loss.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

Concentrations

For the year ended December 31, 2019 and 2018, no customer accounted for more than 10% of sales and accounts receivable.

Vendor Concentration

For the year ended December 31, 2019 the Company purchased approximately 47% of its licenses sold to customers from two vendors and those two vendors accounts for approximately 60% of accounts payable as of December 31, 2019.

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

Long-Term Investments

As described in Note 5 to these consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2019, the Company recorded impairment charges of approximately $8.6 million related to the intangible assets acquired with the Company’s acquisition of Nexway (See Note 4).

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

Goodwill

The Company tests goodwill for impairment at the reporting unit level on an annual basis on December 31 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount under ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, issued by the FASB. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss.

The Company tested goodwill for impairment as of December 31, 2019 and based on its review, the Company recognized an impairment charge totaling $74.4 million, in connection with its acquisition of FaceBank AG and Nexway (See Note 4). There were no goodwill impairment charges recorded during the year ended December 31, 2018. Changes in economic and operating conditions and the impact of COVID-19 could result in goodwill impairment in future periods.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight- line basis over their estimated useful lives as follows:

Human animation technologies	7 years
Trademark and trade names	7 years
Animation and visual effects technologies	7 years
Digital asset library	5-7 years
Intellectual Property	7 years
Customer relationships	11 years

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

The Monte Carlo simulation model was used to estimate the fair value of the warrants that are classified as derivative liabilities on the consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in ASC Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). The Company evaluates all of its financial instruments, including embedded conversion features in convertible debt and warrants, and unit investments that include the sale of a profits interest, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Monte Carlo simulation model was used to estimate the fair value of the embedded conversion features of the Company’s convertible notes that are classified as derivative liabilities on the consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the convertible notes.

Warrant Liability

The Company accounts for common stock warrants with cash settlement features as liability instruments at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of liabilities classified as warrants has been estimated using the Monte Carlo simulation model.

Deferred Tax Liability

The Company recognized $1.2 million of deferred tax liabilities related to its Facebank AG acquisition, and $0.5 million related to its Nexway acquisition during the year ended December 31, 2019. During the year ended December 31, 2019, the Company recognized a full impairment of the intangible assets acquired with its Nexway acquisition, and eliminated the related deferred tax liability. The Company recorded $36.9 million of deferred tax liabilities related to the EAI acquisition and $0.2 million related to the Namegames acquisition during the year ended December 31, 2018. The following is a rollforward of the Company’s deferred tax liability from January 1, 2019 to December 31, 2019 (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$35,000	$-
Evolution AI acquisition	-	36,937
Namegames acquisition	-	177
Facebank acquisition	1,151	-
Nexway acquisition	450	-
Impairment of Nexway intangible assets	(450)	-
Income tax benefit (associated with the amortization of intangible assets)	(5,272)	(2,114)
Ending balance	$30,879	$35,000

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

Non-Controlling Interest

Non-controlling interest represents PEC stockholders who retained an aggregate 32% interest in that entity following the Company acquisition of EAI. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. The adoption of ASC 842 did not have an effect on the Company’s consolidated results of operations or cash flows, due to the leases having a term of less than one year.

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

Revenue From Contracts With Customers

The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”) on a net basis, as the Company is an agent and not a principal. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The Company recognized net revenues from contracts with customers of approximately $4.3 million during the year ended December 31, 2019, primarily from the sale of software licenses. Revenue from the sale of software licenses are recognized as a single performance obligation at the point in time that the software license is delivered to the customer. The Company under its contracts is required to provide its customers with 30 days to return the license for a full refund, regardless of reason, and the Company will be provided a refund in full of its cost to sell the license. Therefore, for Nexway, the Company acts as an agent and recognizes revenue on a net basis.

The following presents our revenues from contracts disaggregated by major business activity (in thousands):

Year Ended December 31, 2019
Nexway eCommerce Solutions	$3,359
Nexway Academics	912
Total	$4,271

Stock-Based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest on the grant date or over a one- year period.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2019	2018
Common stock purchase warrants	200,007	7
Series D convertible preferred shares	461,839	-
Series X convertible preferred shares	-	15,000,000
Stock options	16,667	16,667
Convertible notes variable settlement feature	190,096	196,243
Total	868,609	15,212,917

Foreign Currency Translation and Transactions

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of taxes, if any, are reported as a separate component of Accumulated Other comprehensive income (loss) within stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Other income (expense) in the Company’s Consolidated Statements of Operations.

Segment Reporting

The Company has only one operating segment and reporting unit. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its Chief Executive Officer. As of and for the year ended December 31, 2019, the CODM only reviews consolidated results to analyze performance and allocate resources.

Revenues, classified by the major geographic areas in which our customers were located, were as follows (in thousands):

Revenues
Europe	$4,049
United States	222
Total	$4,271

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted upon issuance. The Company adopted this standard on January 1, 2019. The impact of this adoption was immaterial. See Note 14 for more information.

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i) Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has chosen to early adopt this standard as of January 1, 2019.

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

Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 4 – Acquisitions

EAI acquisition

The EAI acquisition which occurred on August 8, 2018, was accounted for using acquisition method of accounting. The aggregate of the purchase price, plus net liabilities assumed was allocated to separately identifiable assets and the excess was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change during the one-year measurement period, which ended August 7, 2019. During the year ended December 31, 2019, the Company recorded a measurement period adjustment to reduce acquisition date accrued expenses by $1.9 million, which resulted in a corresponding decrease to goodwill. In addition, during the year ended December 31, 2019, the Company recorded a lease settlement liability measurement period adjustment of $0.1 million which should have been accrued at the time of the acquisition. This lease settlement liability was settled during the first quarter of 2019 with the issuance of 18,935 shares (see Note 13).

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

Proforma (Unaudited)

The following unaudited pro forma financial information presents combined results of operations as if the acquisition of Evolution AI Corporation and Pulse Evolution Corporation had occurred on January 1, 2018:

Year Ended December 31, 2018

Operating Revenues	$294
Net (Loss) Income	$(15,142)

Proforma EPS* - basic	$(0.78)
Proforma EPS* - dilutive	$(0.78)

*assumes Series X Preferred stock is converted into common stock

Facebank AG acquisition

On August 15, 2019, the Company acquired 100% of the issued and outstanding capital stock of Facebank AG in exchange for 2,500,000 shares of common stock, par value $0.0001 per share, of the Company. The acquisition was accounted for using the acquisition method accounting. The fair value of the Company’s common stock transferred as consideration in the acquisition was $19.95 million, which was determined using the closing Price of the Company’s stock as traded on the OTC. Facebank AG is a privately-owned Swiss holding company which, at the time of acquisition, owned a minority interest in Nexway AG, and had entered into a binding agreement to acquire an aggregate 62.3% majority interest in Nexway AG. On September 16, 2019, Facebank AG completed its acquisition of a majority interest in Nexway AG, which is further discussed below. Facebank AG also owns 100% of SAH, a French joint stock company and investor in the global luxury, entertainment and celebrity focused industries that directly or indirectly holds investments in multiple other subsidiaries.

The acquisition of Facebank AG was considered immaterial as defined by ASC 805, Business Combinations.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Facebank AG acquisition (in thousands):

Cash	$329
Accounts receivable	3,709
Property and equipment	16
Investments	5,671
Financial assets as fair value	2,275
Intangible assets – customer relationships	2,241
Intangible assets – intellectual property	1,215
Intangible assets – trade names and trademarks	843
Goodwill	28,541
Accounts payable	(64)
Accrued expenses	(802)
Deferred taxes	(1,161)
Long-term borrowings	(22,863)
Stock purchase price	$19,950

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $22.9 million. SAH is the borrower under a EUR 20.0 million bond due March 31, 2014 and an interest rate of 7%. The principal amount outstanding under the borrowing was EUR 14.5 million and EUR 16.7 million at August 15, 2019 (acquisition date) and December 31, 2019, respectively.

At August 15, 2019, SAH was also the borrower under a EUR 5.0 million term loan with Highlight Finance Corp. as the lender and an interest rate of 4.0%. The term loan was effectively settled as part of Facebank AG’s acquisition of Nexway AG and Highlight Finance Corp. on September 19, 2019 and is not outstanding at December 31, 2019. Refer to the following section for further discussion on the acquisition of Nexway AG and Highlight Finance Corp.

Nexway AG Acquisition

On September 16, 2019, Facebank AG, a wholly owned subsidiary of the Company, acquired 333,420 shares, or approximately 51%, of Nexway and 35,000 shares, or approximately 70%, of Highlight Finance Corp. (“HFC”) (the “Nexway AG Acquisition”). Prior to the acquisition, Facebank AG owned 74,130 shares of Nexway, representing approximately 11.3% of the outstanding common shares of Nexway. Nexway is a Karlsruhe-based and Germany-listed software and solutions company, which provides a subscription-based platform for the monetization of intellectual property, principally for entertainment, games and security software companies, through its proprietary merchant presence in 180 different countries. HFC is a British Virgin Islands company with a EUR 15.0 million term bond facility issued and outstanding.

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

The Company did not apply pushdown accounting to its acquisition of Nexway.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $24.6 million. Nexway AG is the borrower of EUR 12.0 million secured notes, of which EUR 7.5 million was outstanding upon the acquisition on September 19, 2019. The Nexway borrowing has a maturity date of September 8, 2023 and interest rate of 6.5%. HFC is the borrower under a EUR 15.0 million bond due April 30, 2024 and an interest rate of 4%. All of the HFC bond was outstanding as of September 19, 2019 and December 31, 2019.

The Company has determined that because of the continuing losses and poor financial condition of Nexway AG, that the intangible assets and goodwill acquired in the acquisition of Nexway AG were required to be impaired in full as of December 31, 2019.

Proforma – Nexway AG

The following unaudited pro forma financial information for the year ended December 31, 2019 and 2018 presents combined results of operations as if the Nexway AG Acquisition had occurred on January 1, 2018 (in thousands):

	Year Ended December 31,
	2019	2018

Operating Revenues	$14,928	$25,289
Net (Loss) Income	$(123,797)	$(9,763)

Proforma EPS – basic and diluted	$(5.55)	$(2.18)

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

During the year ended December 31, 2019, the Company acquired an approximate 4% interest in Panda for $2.0 million. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Panda. The measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes

As of December 31, 2019, the Company paid $1.0 million to Panda. On October 24, 2019, the Company entered into an agreement with Panda and issued 175,000 shares of its common stock as satisfaction of the remaining $1.0 million obligation. On October 24, 2019, the fair value of the 175,000 shares was approximately $1.9 million or $10.96 per share, and the additional $0.9 million was recorded as stock-based compensation expense during the year ended December 31, 2019. As of December 31, 2019, the Company has fully impaired its investment.

During the year ended December 31, 2019, the Company sold profits interests to accredited investors and received cash of $0.7 million. As part of this transaction, the Company also issued 209,050 common shares in connection with this transaction. As a result of this sale of the profits interest, the Company will potentially distribute approximately 5.2% of its proceeds received by the Company from the producer of the Macau Show. The Company allocated 100% of the amount of proceeds received from investors to the fair value of the profits interests based upon expected cash outflows on the Macau Shaw. The issuance of a profits interest meets the definition of a derivative in accordance with ASC 815, therefore, the Company will update the fair value of this profits interests on a quarterly basis and record any change in fair value as a component of other income (expense). The Company determined the fair value of the profits interest to be approximately $1.7 million as of the date of this transaction and $2.0 million as of December 31, 2019 (See Note 10).

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The table below summarizes the Company’s profits interest at December 31, 2019 (in thousands except for unit and per unit information):

Panda units granted	26.2
Fair value per unit on grant date	$67,690
Grant date fair value	$1,773
Change in fair value of Panda interests	$198
Fair value at December 31, 2019	$1,971

As part of its acquisition of Facebank AG on August 15, 2019, the Company acquired investments in Paddle8 consisting of common shares and a term loan. Paddle8 is an online auction house that connects buyers and sellers of fine art and collectibles across the internet. The common shares hold a 49% voting interest and 33% economic interest in Paddle8 and were assessed to have an acquisition date fair value of $-0-, which is the carrying value as of December 31, 2019. The Company will account for its investment in the common shares under the equity method of accounting. The Company intends to hold the term loan until maturity and will accounted for the term loan at amortized cost, net of any allowance for loan loss. As of December 31, 2019, the Company had fully impaired the loan due to concerns about the quality of the security interest held and the continuing losses and poor financial condition of Paddle8.

In addition to the Paddle8 investment and loans, the Company also acquired through its acquisition of Nexway AG, an interest in a private partnership, Olma Funds, that holds equity interest in private companies in Europe. At the date of the acquisition, the investment fair value was determined to be approx. $1.8 million USD. The Company is treating this as the cost basis of the investment and does not re-value at fair value on a recurring basis, but retains the cost basis less any other than temporary impairments necessary. As of December 31, 2019, no impairments were deemed necessary.

Note 6 – Intangible Assets and Goodwill

On July 31, 2019, the Company entered into a joint venture and revenue share agreement, called the Digital Likeness Development Agreement (the “Agreement”), among the Company, FaceBank, Inc., and professional boxing promoter and retired professional boxer, Floyd Mayweather, concerning the development of the hyper-realistic, computer generated ‘digital likeness’ of the face and body of Mr. Mayweather (“Virtual Mayweather”), for global exploitation in commercial applications. The Company is responsible for the advance funding of all technology and related costs. The Company paid an upfront cash fee of $250,000 and intended to issue share-based awards with an approximate fair value of $1,000,000 to Mr. Mayweather. The revenue earned from the agreement will initially be shared 50% to the Company and 50% to Mr. Mayweather, until the Company has recovered the advanced funding. Revenues earned subsequent the Company’s cost recovery will be shared 75% to Mr. Mayweather and 25% to the Company. The term of the agreement is from July 31, 2019 through July 31, 2024, unless extended by the parties. The Company also has an option to extend the Agreement, for an additional five-year term, based on performance. As of December 31, 2019, the Company has not issued the share-based awards and has recorded a shares settled liability of $1,000,000 on the accompanying consolidated balance sheet. The Company recorded an intangible asset of $1,250,000 in connection with Virtual Mayweather. The Company will amortize this intangible asset over a 5-year period. On January 25, 2020, the Company entered into an amended Digital Likeness Development Agreement with Floyd Mayweather (the “Amended Agreement”), which supersedes the Agreement dated July 31, 2019 (see Note 18).

The Company recognized intangible assets during the period ended December 31, 2019 in connection with the Facebank AG Acquisition and the Nexway acquisition. Refer to Note 4 – Acquisition for further information on the Facebank AG Acquisition and the Nexway acquisition.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The table below summarizes the Company’s intangible assets at December 31, 2019 and 2018 (in thousands):

			December 31, 2019
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	$-	$(24,646)	$98,790
Trademark and trade names	7	6	9,432	(1,686)	(1,549)	6,197
Animation and visual effects technologies	7	6	6,016	-	(1,203)	4,813
Digital asset library	5-7	5.5	7,505	-	(1,251)	6,254
Intellectual Property	7	6	3,258	(2,430)	(236)	592
Customer relationships	11	11	4,482	(4,482)	-	-
Total			$154,129	$(8,598)	$(28,885)	$116,646

			December 31, 2018
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Human animation technologies	7	6.6	$123,436	$(7,012)	$116,424
Trademark and trade names	7	6.6	7,746	(443)	7,303
Animation and visual effects technologies	7	6.6	6,016	(344)	5,672
Digital likeness development	7	6.6	6,255	(357)	5,898
Intellectual Property	7	6.6	828	(47)	781
Total			$144,281	$(8,203)	$136,078

The intangible assets are being amortized over their respective original useful lives, which range from 5 to 11 years. The Company recorded amortization expense related to the above intangible assets of approximately $21.0 million and $8.2 million for the years ended December 31, 2019 and 2018, respectively. As noted above in Footnote 4, the Company has fully impaired the intangible assets acquired in Nexway AG and Facebank AG business combinations as of December 31, 2019. There were no impairment charges recorded during the year ended December 31, 2018.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2020	$20,862
2021	20,862
2022	20,862
2023	20,862
2024	20,790
Thereafter	12,408
Total	$116,646

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Goodwill

The following table is a summary of the changes to goodwill for the year ended December 31, 2019 (in thousands):

Balance - January 1, 2018	$-
Evolution AI Acquisition	149,975
Balance - December 31, 2018	149,975
Nexway Acquisition	45,900
Facebank AG Acquisition	28,541
Measurement period adjustment for EAI acquisition	(1,921)
Impairment of Nexway goodwill	(45,900)
Impairment of Facebank AG goodwill	(28,541)
Balance - December 31, 2019	$148,054

* The Company recorded a measurement period adjustment related to its EAI acquisition to reduce acquisition date accrued expenses by $1.9 million, which resulted in a corresponding decrease to goodwill.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Suppliers	$37,508	$-
Payroll taxes (in arrears)	1,308	1,308
Accrued compensation	3,649	2,453
Legal and professional fees	3,936	1,952
Accrued litigation loss	524	524
Taxes (including value added)	5,953	-
Other	3,897	2,098
Total	$56,775	$8,335

Note 8 - Related Parties

Amounts owed to related parties as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Alexander Bafer, Executive Chairman	$20	$25
John Textor, Chief Executive Officer and affiliated companies	592	304
Other	53	69
Total	$665	$398

Our Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan to the Company which is payable on demand. The amounts due to John Textor, Chief Executive Officer, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

During the year ended December 31, 2019, the Company received approximately $423,000 from related parties, including a $300,000 advance from FaceBank, Inc., a development stage company controlled by Mr. Textor, $56,000 from Mr. Bafer, $37,000 from Mr. Textor and $30,000 from other related parties. During the year ended December 31, 2019, the Company paid approximately $156,000 to related parties, including $56,000 to Mr. Bafer, $49,000 to Mr. Textor and $51,000 to other related parties.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Notes Payable - Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the CEO. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note is currently in default. Accrued interest as of December 31, 2019 and 2018 related to this note was $85,000 and $45,000, respectively.

On May 22, 2019, the Company issued a non-convertible promissory note to replace its convertible promissory note, dated October 12, 2015, with its Chairman, Mr. Bafer. The note has a principal balance of $264,365, accrues interest at a rate of 8% per annum and matured on August 31, 2019. During the year ended December 31, 2019, Mr. Bafer was repaid $258,850 of the principal balance and approximately $46,160 of interest. As part of this transaction, the Company and Mr. Bafer agreed to transfer approx. $124,000 from his note balance to accrued payroll.

Note 9 - Note Payable

The Company has recorded, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018. The cumulative accrued interest on the note amounts to $1.3 million. The note is currently in a default condition due to non-payment of principal and interest. The note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 of Series X Convertible Preferred Stock during the year ended December 31, 2019). Such holders have agreed not to declare the note in default, and to forbear from exercising remedies which would otherwise be available in the event of a default, while the note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter.

As part of the acquisitions in 2019 of Facebank AG and Nexway AG, the Company assumed the following notes payable:

In March 2019, Stock Access Holdings SAS (“SAH”), issued EUR 20 million in bonds with an interest rate of 7% per annum and a maturity date of March 31, 2024. Interest on the notes is payable semiannually on September 30 and March 31. The bonds are secured by 100% of issued and outstanding share of SAH and issued pari passu with all other existing convertible obligations of the issuer. The holders of the bonds, as a class, may restrict the ability of the issuer to enter into additional note or bond obligations. In addition, the holders have the right to put EUR 2 million back to the Company on March 1, 2020 and further EUR 3 million on March 2021. Upon a change of control, as defined in the bond agreements, EUR 5 million is able to be put back to the Company within 90 days of the change of control. As of December 31, 2019, the outstanding balance of these bonds was $18.76 million.

In April 2019, Highlight Finance Corp. (“HFC”) issued EUR 15 million in bonds with an interest rate of 4% per annum and a maturity date of April 2024. Interest on the notes is payable semiannually on April 30 and October 31. The bonds are unsecured and are issued pari passu with all other existing unsecured obligations of the issuer. In the event of the change of control of the issuer, as defined in the agreement, the holders of the bonds may put back to HFC for full repayment within 5 business days of the change of control. As of December 31, 2019, the outstanding balance of these bonds was $14.53 million.

In September 2018, Nexway SAS issued EUR 7.5 million in bonds with an interest rate of 6.5% per annum and a maturity date of September 2023. Interest is payable semiannually on March 10 and September 10. The bonds are secured by 100% of the issued and outstanding shares of Nexway SAS and are guaranteed by Nexway AG. The holders of the bonds, as a class, may restrict the ability of the issuer to enter into additional note or bond obligations. The holders of the bonds may present the bonds for early repayment beginning in July 2021 at a 97% redemption rate. Nexway SAS may repay the bonds at any time at par given 90 days’ notice to the bond holders. As of December 31, 2019, the outstanding balance of these bonds was $8.61 million.

In February 2020, the Company refinanced the bonds noted above from its subsidiaries in Facebank AG and Nexway AG – see Footnote 18.

In 2015, Nexway SAS entered into a note for EUR 1.2 million, with an interest rate of 1.9% per annum and 30 fixed quarterly principal of EUR 42,857 and interest payments. As of December 31, 2019, the balance on the note was EUR 300,000.

Note 10 - Fair Value Measurements

The Company holds investments in equity securities and limited partnership interests, which are accounted for at fair value and classified within financial assets at fair value on the consolidated balance sheet, with changes in fair value recognized as investment gain/ loss in the consolidated statements of operations. Additionally, the Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income/expense in the consolidated statements of operations.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

	Fair Value measured at December 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$1,203
Profits interest	-	-	1,971
Embedded put option	-	-	376
Warrant Liability	-	-	24
Total Financial Liabilities at Fair Value	$-	$-	$3,574

	Fair Value measured at December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability - convertible notes	$-	$-	$469
Derivative liability - related party convertible notes	-	-	549
Total Derivative Liability	$-	$-	$1,018
Warrant Liability	-	-	4,528
Total Fair Value	$-	$-	$5,546

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the year ended December 31, 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative - Convertible Notes	Warrants (assumed from subsidiary)	Profits Interests	Embedded Put Option
Fair value at December 31, 2018	$1,018	$4,528	$-	$-
Change in fair value	(678)	(4,504)	198	(137)
Additions	863	-	1,773	589
Redemptions	-	-	-	(76)
Fair value at December 31, 2019	$1,203	$24	$1,971	$376

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, totaled $24,000 on December 31, 2019 and $4.5 million on December 31, 2018, resulting in a change in fair value of $4.5 million that is reported as a component of other income/(expense) in the consolidated statement of operations for the year ended December 31, 2019.

Warrant Liability - The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability with the following assumptions at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Exercise price	$0.75	$0.75
Stock price - subsidiary	$0.02	$0.22
Discount applied	0%	50%
Fair value of stock price	$0.00	$0.09
Risk free rate	1.62%	2.49%
Contractual term (years)	3.08	4.08
Expected dividend yield	0%	0%
Expected volatility	83.7%	86.5%
Number of subsidiary warrants outstanding	48,904,037	48,904,037

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

In arriving at the fair value of stock price, in 2019 no discount was applied to the trading price of the PEC stock, as a result of illiquidity in the volumes being traded on the OTC markets. Risk-free interest rate was based on rates established by the Federal Reserve Bank. The volatility rate was based on stock prices of comparable companies.

Profits Interest - The fair value of the profits interest was determined using an expected cash flow analysis.

Embedded Put Option - The Series D Convertible Preferred Stock contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability using the Monte Carlo simulation model with the following inputs:

December 31, 2019
Stock price	$8.91 – $9.03
Fixed conversion price	$0.25
Risk free rate	1.6%
Contractual term (years)	1.2 - 1.5
Expected dividend yield	8.0%
Expected volatility	89.2% - 90.4%

Note 11 - Convertible Notes Payable and Convertible Notes Payable to Related Parties

At December 31, 2019 and 2018, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying amount
Convertible notes
Adar Bays - Alef (4)	11/28/2018	10%	11/28/2019	275	(159)	379	495
JSJ Investments (7)	12/6/2019	10%	12/6/2020	255	(238)	422	439
Eagle Equities (8)	12/12/2019	12%	12/12/2020	210	(199)	285	296
BHP Capital (9)	12/20/2019	10%	12/20/2020	125	(114)	117	128

Balance at December 31, 2019				$865	$(710)	$1,203	$1,358

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying Amount
Convertible notes

Power Up (1*)	8/24/18	8%	8/24/19	$203	$(131)	$152	$224
Birchwood Capital (2)	11/6/18	10%	5/6/19	50	(35)	-	15
Power Up (3)	11/26/18	8%	11/26/19	128	(115)	96	109
Adar Bays - Alef (4)	11/28/18	10%	11/28/19	193	(175)	221	239
Total				$574	$(456)	$469	$587

Convertible notes- Related Parties

Chairman (5) in default	10/12/15	22%	8/1/17	$265	-	$549	814
Shareholder (6) in default	12/28/16	3%	3/24/17	50	-	-	50
Total				$315	-	$549	$864

Balance at December 31, 2018				$889	$(456)	$1,018	$1,451

* The (#) references the notes described below

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The derivative liability results from the variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using the Monte Carlo simulation model on the dates that the notes were issued and were subsequently revalued at December 31, 2019 and 2018, with the following weighted average assumptions:

	December 31, 2019	December 31, 2018

Stock Price	$8.91 - 10.15	$6.75
Risk Free Interest Rate	1.52 1.60%	2.61%
Expected life (years)	0.58 – 1.00	0.73
Expected dividend yield	0%	0%
Expected volatility	90.0 – 95.3%	92.8%

Fair Value - Note Variable Share Settlement Feature (in thousands)	$1,203	$1,018

(1)	On February 20, 2019, the Company settled the August 24, 2018, convertible promissory note issued to Power Up, repaying the principal balance of $202,500 and $66,369 for interest and penalties.

(2)	On November 6, 2018, the Company issued a convertible promissory note to Birchwood Capital, LLC in the amount of $50,000. The note was due on May 6, 2019 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of $3.00 per share. The Company recorded a beneficial conversion feature discount of $50,000 on this note as of December 31, 2018. The note is currently past due. Accrued interest was approximately $4,500 and $1,000 as of September 30, 2019 and December 31, 2018, respectively. On October 11, 2019, the principal balance of $50,000 was converted into 16,666 shares of the Company’s common stock at share price of $3.00. The Company and Birchwood Capital, LLC, have agreed that this conversion fully satisfies the outstanding principal and accrued interest related to this note. During the year ended December 31, 2019, the Company reversed accrued interest of approximately $4,500.

(3)	On November 26, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LLC in the amount of $128,000. The note is due on November 26, 2019 and bears interest at 8% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the average for the three lowest traded prices during the previous ten (10) day trading period ending on the latest complete trading day prior to the conversion date. On April 25, 2019, the Company settled the note, repaying the principal balance of $128,000 and $39,000 for interest and penalties.

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

(7)	On December 6, 2019, the Company issued a convertible promissory note to JSJ Investments with a principal balance of $255,000. The Company received net proceeds of $250,000. The note matures on December 6, 2020 and bears interest at 10% per annum. The Company may prepay this note and unpaid interest on or prior to July 3, 2020. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 47% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(8)	On December 12, 2019, the Company issued a convertible promissory note to Eagle Equities, LLC with a principal balance of $210,000. The Company received net proceeds of $200,000. The note matures on December 12, 2020 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock, at any time after the six month anniversary of the note, at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(9)	On December 20, 2019, the Company issued a convertible promissory note to BHP Capital NY Inc. with a principal balance of $125,000. The Company received net proceeds of $122,500. The note matures on December 20, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date. In connection with the promissory note, the Company issued 5,000 shares of its restricted common stock with a fair value of approximately $47,000. The Company will have the option to buy back the shares 180 days from the issue date, for a one-time payment of $8.00 per share.

Related Party Convertible Notes

(5)	In July 2015, the Company issued convertible promissory notes to Mr. Bafer, Chairman, in exchange for the cancellation of previously issued promissory notes in the aggregate of $530,000 and accrued interest of $13,000 for a total of $543,000. The notes are unsecured, bear interest of 5% per annum, matured on October 1, 2015 and are convertible into shares of common stock at a conversion price equal to the lowest closing stock price during the 20 trading days prior to conversion with a 50% discount.

In October 2015, the notes matured and became past due. As a result, the stated interest of 5% increased to 22% pursuant to the term of the notes. In July 2016, the Company and Mr. Bafer agreed to extend the maturity date of these notes to August 1, 2017 to cure the default. There were no other terms changed and no additional consideration was paid.

On May 22, 2019, the Company issued a non-convertible promissory note to replace the convertible promissory notes (See Note 8).

(6)	On December 28, 2016, the Company issued an unsecured convertible promissory note in the principal amount of $50,000 to a shareholder. The note bears interest at 3% per annum, was due on March 24, 2017, and is convertible into shares of common stock at a conversion price of $4,000 per share. The promissory note was converted into 250,000 shares of common stock.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Note 12 – Temporary Equity

Series D Convertible Preferred Stock

The following table summarizes the Company’s Series D Convertible Preferred Stock activities for the year ended December 31, 2019 (dollars in thousands):

	Series D Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2018	-	$-
Issuance of Series D convertible preferred stock for cash	709,000	709
Offering cost related to issuance of Series D convertible preferred stock	-	(9)
Deemed dividends related to immediate accretion of offering cost	-	9
Accrued Series D preferred stock dividends	5,839	6
Bifurcated redemption feature of Series D convertible preferred stock	-	(589)
Deemed dividends related to immediate accretion of bifurcated redemption feature of Series D convertible preferred stock	-	589
Redemption of Series D preferred stock	(253,000)	(253)
Total temporary equity as of December 31, 2019	461,839	$462

During the year ended December 31, 2019, the Company entered into the following stock purchase agreements:

●	On July 15, 2019, the Company issued 253,000 shares of its Series D Preferred Stock, for proceeds of $253,000;
●	On September 6, 2019, the Company issued 203,000 shares of its Series D Preferred Stock, for proceeds of $203,000; and
●	On December 19, 2019, the Company issued 253,000 shares of its Series D Preferred Stock, for proceeds of $253,000.

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

The initial discounted carrying value resulted in recognition of a bifurcated redemption feature of $589,000, further reducing the initial carrying value of the Series D Shares. The discount to the aggregate stated value of the Series A Shares, resulting from recognition of the bifurcated redemption feature was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Series D Shares. The accretion is presented in the Consolidated Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

On December 19, 2019, the Company redeemed the 253,000 shares of its Series D preferred stock issued on July 15, 2019 as follows (amounts in thousands except share and per share values):

Series D preferred stock issued	253,000
Per share value	$1.00
$253
Accrued dividends	$9
$262
Redemption percentage	$1.29
Total	$337

The Company recorded approximately $14,000 of accrued dividends as of December 31, 2019.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Note 13- Stockholders’ Equity/ (Deficit)

Authorized Share Capital

The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.

Series A Preferred Shares

The Company had no shares, par value $0.0001, of series A Preferred Shares, issued and outstanding at December 31, 2019 and 2018. Series A Preferred shares have no rights to receive dividends or any distributions, but each series A Preferred share entitles the holder to 100 votes relative to each share of common stock. Series A Preferred shares have no conversion rights.

Series B Convertible Preferred Shares

The Company had no shares, par value $0.0001, of series B Convertible Preferred Shares, issued and outstanding at December 31, 2019 and 2018. Series B Convertible Preferred shares have no rights to receive dividends or any distributions; however, each series B Convertible Preferred share entitles the holder to 1 vote relative to each share of common stock. Each series B Convertible Preferred share is convertible into 2 shares of common stock. Series B Convertible Preferred shares are also exempt from any adjustment to the conversion ratio in the event of a split or reverse stock split of the common stock.

Series C Convertible Preferred Shares

The Company had no shares, par value $0.0001, of series C Convertible Preferred Shares, issued and outstanding at December 31, 2019 and 2018. Series C Convertible Preferred shares have no rights to receive dividends or any distributions; however, each series C Convertible Preferred share entitles the holder to 1 vote relative to each share of common stock. Each series C Convertible Preferred share is convertible into 2 shares of common stock. Series C Convertible Preferred shares are also exempt from any adjustment to the conversion ratio in the event of a split or reverse stock split of the common stock.

Series X Convertible Preferred Shares

The Company had no shares, par value $0.0001, of Series X Convertible Preferred Shares, issued and outstanding at December 31, 2019 and 2018, respectively. Series X Convertible Preferred shares have the rights to receive dividends or any distributions on a “as-converted basis” and also each Series X Convertible Preferred stockholder held the right to 1 vote relative to each stockholder of common stock, on a “as-converted basis”. Each Series X Convertible Preferred share is convertible into 15 shares of common stock. On February 28, 2019, the 1,000,000 Series X Preferred Shares automatically converted into 15,000,000 shares of common stock.

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

The Company raised an additional $2.5 million through issuances of an aggregate of 1,028,497 shares of its common stock in private placement transactions during the year ended December 31, 2019 to several other investors.

During the year ended December 31, 2018, the Company issued 623,578 shares of common stock for proceeds of $3.2 million

Issuance of Common Stock to Settle a Lease Dispute

During the year ended December 31, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, to settle a lease dispute.

Issuance of Common Stock for Acquisitions

During the year ended December 31, 2019, the Company issued 2,500,000 shares of its common stock, at a fair value of approximately $19.95 million, or approximately $7.98 per share, related to its acquisition of Facebank AG and Nexway.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

During the year ended December 31, 2019, the Company issued 2,503,333 shares of its common stock in exchange for 40,991,276 shares of its subsidiary PEC. The interests exchange in PEC were previously recorded within noncontrolling interests and the transaction was accounted for as a reduction of approximately $4.0 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in additional paid-in capital.

Issuance of Common Stock for Services Rendered

During the year ended December 31, 2019, the Company issued 15,009 shares of its common stock at a fair value of approximately $0.1 million or $6.72 per share for services rendered.

During the year ended December 31, 2019, the Company issued 20,000 shares of its common stock at a fair value of approximately $200,000 or $10.00 per share in connection with a consulting agreement.

Issuance of Common Stock for Cancellation of a Consulting Agreement

During the year ended December 31, 2019, the Company issued 2,000 shares of its common stock at a fair value of approximately $13,000 or $6.59 per share in connection with the cancellation of a consulting agreement.

Issuance of Common Stock to Satisfy Investment Obligation

On October 24, 2019, the Company satisfied its obligations under its investment agreement with Panda Productions (HK) Limited by issuing 175,000 common shares, in lieu of its obligation to fund an additional $1.0 million in cash. On October 24, 2019, the fair value of the 175,000 shares was approximately $1.9 million or $10.96 per share, and the additional $0.9 million was recorded as a loss on investment during the year ended December 31, 2019.

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

Issuance of Common Stock upon Conversion of Note Payable

During the year ended December 31, 2019, the Company issued 16,666 shares of its common stock with a fair value of $50,000, or $3.00 per share, upon the contractual conversion of principal of a convertible note payable.

During the year ended December 31, 2018, the Company issued 4,334 shares of its common stock with a fair value of $18,000 upon the contractual conversion of principal of a convertible note payable.

Issuance of Common Stock for Cashless Exercise of Warrants

During the year ended December 31, 2018, the Company issued 15,606 shares of its common stock upon the cashless exercise of warrants. The Company intended to issue 5,114 shares related to this cashless exercise, however, the actual shares issued totaled 15,606. The Company recorded a loss of approximately $94,000 on the additional 10,492 shares which were issued erroneously. The 10,492 shares were canceled during the year ending December 31, 2019.

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on 10 years. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. There were no options granted during the year ended December 31, 2019. The grant date fair value of stock options granted during year ended December 31, 2018 was approximately $470,000. The fair value of options granted during the year ended December 31, 2018 were estimated using the following weighted-average assumptions:

Year ended December 31, 2018
Exercise price	$28.20
Expected stock price volatility	222
Risk-free rate of interest	2.78
Term (years)	10.0

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

A summary of option activity under the Company’s employee stock option plan for years ended December 31, 2018 and 2019 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	-	$-	$-	-
Granted	16,667	28.20	-	9.1
Outstanding as of December 31, 2018	16,667	$28.20	$-	9.1
Outstanding as of December 31, 2019	16,667	$28.20	$-	8.1

Options vested and exercisable as of December 31, 2019	16,667	$28.20	$-	8.1

As of December 31, 2019, there was no unrecognized stock-based compensation expense.

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2019 and 2018 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	3,015	$15.00	$-	4.7
Exercised	(3,008)	15.00		-
Outstanding as of December 31, 2018**	7	$24,000.00	$-	2.9
Issued	200,000	11.31	-	0.2
Outstanding as of December 31, 2019	200,007	$12.15	$-	0.2

Warrants exercisable as of December 31, 2019	200,007	$12.15	$-	0.2

** The warrants outstanding as of December 31, 2018 had an original exercise price of $0.80. In January 2017, the Company executed a 1-for-10,000 reverse split, that resulted in an exercise price of $800. Following the 1 for 30 reverse split in February 2019, the exercise price is currently $24,000 per share.

During the year ended December 31, 2018, 3,008 warrants were converted to 15,606 shares in a cashless exercise. The Company recorded $94,000 loss on the excess shares issued for this transaction.

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

As part of the Nexway acquisition on September 19, 2019, the Company recognized right of use assets of $3.6 million and lease liabilities of $3.6 million associated with operating lease obtained in the acquisition. At December 31, 2019, the Company had operating lease liabilities of $3.5 million and right of use assets of $3.5 million, respectively, recorded in the accompanying consolidated balance sheet.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

For the Year Ended December 31, 2019
Operating leases
Operating lease cost	$259
Variable lease cost	56
Operating lease expense	315
Short-term lease rent expense	-
Total rent expense	$315

Operating cash flows from operating leases	$281
Right-of-use assets exchanged for operating lease liabilities	$3,719
Weighted-average remaining lease term – operating leases	7.8
Weighted-average discount rate – operating leases	8.0%

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Year Ended December 31, 2020	$862
Year Ended December 31, 2021	769
Year Ended December 31, 2022	465
Year Ended December 31, 2023	465
Thereafter	2,326
Total	4,887
Less present value discount	(1,367)
Operating lease liabilities	$3,520

Note 15 - Commitments and Contingencies

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $524,000 which remains on the balance sheet as a liability at December 31, 2019 and 2018. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

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

On June 25, 2018, prior to our acquisition of a majority interest in PEC, an office space vendor filed a complaint against such company (Case#: CIV1802192) in the Superior Court of the State of California, Marin County asserting breach of contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Company’s subsidiary then responded with affirmative defenses on September 27, 2018. The Company reached an out of court settlement on December 19, 2018 with the vendor and the case was dismissed on January 24, 2019. During the year ended December 31, 2019, the Company issued 18,935 shares of its common stock, at a fair value of approximately $0.1 million or $6.90 per share, in connection with this lease settlement.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Note 16 – Income Tax Provision

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2019 and 2018, the Company recorded a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

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

The components of our deferred tax assets are as follows ($ in thousands).

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating losses	$-	$1,042
Accrued compensation	-	205
Depreciation and amortization	-	13
Other	-	5
Total deferred tax assets	-	1,265
Less: Valuation allowance	-	(1,265)
Net Deferred Tax Assets:	$-	$-

Deferred Tax Liabilities:
Intangible assets	$(30,879)	$(35,000)
Net Deferred Tax Liability	$(30,879)	$(35,000)

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The benefit of income taxes for the years ended December 31, 2019 and 2018 consist of the following ($ in thousands):

	For the years ended December 31,
	2019	2018
U.S. federal
Current	$-	$-
Deferred	(4,302)	(1,725)
State and local
Current	-	-
Deferred	(970)	(389)
Valuation allowance	-	-
Income Tax Provision (Benefit)	$(5,272)	$(2,114)

A reconciliation of the statutory federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018

Federal rate	21.00%	21.00%
State income taxes, net of federal benefit	4.74%	4.74%
Non-controlling interest	(0.82)%	(4.20)%
Common stock issued for services	(0.82)%	(6.35)%
Change in fair value of derivative, warrant liability and gain on extinguishment of convertible notes	1.16%	4.39%
Amortization of debt discount	(0.13)%	(2.60)%
Loss on investments	(2.96)%	-
Other	-%	(1.26)%
Change in valuation allowance	(26.64)%	(29.62)%
Income Taxes Provision (Benefit)	(4.47)%	(13.90)%

The Company files income tax returns in the United States (“Federal”) and Florida (“State”) jurisdictions. The company has been delinquent in filings since December 31, 2014. Therefore, during 2019 the Company wrote-off all its potential net operating loss carryforwards against its full valuation allowance.

The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2019 and 2018.

Note 17 - Employment Agreements

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

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

On August 8, 2019, Mr. Gupta resigned from his positions as the Chief Financial Officer and Executive Vice President of Finance of the Company. Mr. Gupta’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Note 18 – Subsequent Events

Digital Likeness Development Agreement

On January 25, 2020, the Company entered into an amended Digital Likeness Development Agreement with Floyd Mayweather (the “Amended Agreement”), which supersedes the Agreement dated July 31, 2019 (see Note 6). All terms of the Agreement remain the same except for the following:

●	The Amended Agreement term is from October 22, 2019 through October 22, 2024, unless extended by the parties.
●	In place of the share-based awards with an approximate fair value of $1.0 million, the Company granted options to purchase 280,000 shares of the Company’s common stock. The options have a five year term and expire on October 21, 2024.

Refinance of Nexway AG Debt

On February 17, 2020, FBNK Finance SarL (“the Issuer”) a Luxembourg private limited liability company, a 100% owned subsidiary of the Company, issued EUR 50,000,000 of bonds. There were 5,000 notes with a nominal value EUR 10,000 per note. The bonds were issued at par with 100% redemption price. The maturity date of the bonds is February 15, 2023 and have a 4.5% annual fixed rate of interest. Interest is payable semi-annually on August 15 and February 15th. The majority of the proceeds was used for the redemption of the bonds issued by SAH, HFC and Nexway SAS, affiliates of the Issuer. The bonds are unconditional and unsubordinated obligations of the Issuer.

Common Stock

On February 20, 2020, the Company issued 300,000 shares of its common stock to an officer of the Company at a fair value of $2.7 million, or $9.00 per share.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Material Definitive Agreement

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of FaceBank Group, Inc. (“FaceBank” or the “Company”) merged with and into fuboTV Inc., a Delaware corporation (“fuboTV”) whereby fuboTV continued as the surviving corporation and became a wholly-owned subsidiary of FaceBank pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 (the “Merger Agreement”) by and among FaceBank, Merger Sub and fuboTV.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) all of the capital stock of fuboTV was converted into the right to receive shares of a newly created class of Series AA Convertible Preferred Stock of FaceBank, par value $0.0001 per share (the “Series AA Preferred Stock”) . The aggregate number of FaceBank common stock equivalent shares to be issued to fuboTV shareholders as a result of the Merger is 32,324,362 shares of Series AA Preferred Stock, each of which is convertible into two (2) shares of FaceBank common stock, par value $0.0001 per share (“FaceBank Common Stock”), for a total of 72,699,824 shares of FaceBank Common Stock on an as-converted basis. In addition, at the Effective Time, each outstanding option to purchase shares of common stock of fuboTV was assumed by FaceBank and converted into an option to acquire FaceBank Common Stock. The aggregate number of options to acquire FaceBank Common Stock as a result of the foregoing is 8,051,098, which are exercisable at a weighted average price of $1.32 per share. Each share of Series AA Preferred Stock is entitled to 0.8 votes per preferred share, and is convertible into two (2) shares of FaceBank Common Stock, only in connection with a bona fide transfer to a third party. The Series AA Preferred stock will benefit from certain protective provisions which, among others, require FaceBank to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class before undertaking certain actions. The effect of the Merger and the terms of the Series AA Preferred Stock is to initially establish an approximate two-thirds majority ownership of FaceBank on a common equivalent basis for the pre-Merger fuboTV shareholders while preserving a majority voting interest for the pre-Merger FaceBank shareholders.

In connection with the closing of the Merger, the Board of Directors of FaceBank approved the establishment of the FaceBank 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Merger Agreement, FaceBank created an incentive option pool of 12,116,646 shares of FaceBank Common Stock under the Plan.

Pursuant to the Merger Agreement the parties agreed that at the Effective Time the Board of Directors of FaceBank would be expanded to seven (7) members comprised of (i) John Textor, (ii) David Gandler, (iii) three (3) members to be selected by FaceBank and (iv) two (2) members to be selected by fuboTV. Pursuant to the Merger Agreement, the parties also agreed that immediately following the Effective Time, the Chief Executive Officer of FaceBank would be David Gandler, and the executive chairman of the Board of Directors of FaceBank would be John Textor. Pursuant to the Merger Agreement, the parties also agreed that, as promptly as reasonably practicable following the closing date of the Merger, FaceBank will create an incentive option pool in an aggregate amount equal to ten percent (10%) of the Fully Diluted FaceBank Shares (as defined in the Merger Agreement) that are outstanding as of the date of the creation of such pool.

In connection with execution and delivery of the Merger Agreement, each of the officers and directors of fuboTV and certain other shareholders of fuboTV, and certain shareholders of the Company executed and delivered lock-up agreements, with a term commencing at the Effective Time and continuing for a period of 180 days after the closing date of the Merger, with respect to the shares of the Company owned by them or to be acquired by them in the Merger, as applicable.

The Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement were unanimously approved by the respective Boards of Directors of the Company and Merger Sub, by the Company, as sole shareholder of Merger Sub and by the Board of Directors of fuboTV and the required shareholders of fuboTV.

Immediately following the execution and delivery of the Merger Agreement, FaceBank and fuboTV entered into a Loan and Security Agreement dated as of March 19, 2020 (the “Signing Date Loan Agreement”) whereby FaceBank advanced to fuboTV a junior secured term loan in the aggregate principal amount of $10,000,000 (the “Signing Date Loan”) on the terms set forth in the Signing Date Loan Agreement. Interest on the Signing Date Loan accrues at a rate of 11% per annum. Interest is payable in arrears on the first business day of each calendar month commencing with the calendar month beginning on April 1, 2020. The maturity date for the Signing Date Loan was May 1, 2020; provided, that if the Merger was consummated on or prior to May 1, 2020, the maturity date would be automatically extended to June 27, 2020. Pursuant to the Signing Date Loan Agreement, fuboTV granted to FaceBank a junior security interest in substantially all of its assets as security for the payment of all obligations under the Signing Date Loan Agreement, the Signing Date Loan and the other transaction documents executed in connection therewith. The Signing Date Loan and the other obligations under the Signing Date Loan Agreement are subordinated to fuboTV’s existing secured indebtedness to AMC Networks Ventures.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

On April 1, 2020, Merger Sub merged with and into fuboTV whereby fuboTV continued as the surviving corporation and became a wholly-owned subsidiary of FaceBank pursuant to the terms of the Merger Agreement.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) all of the capital stock of fuboTV was converted into the right to receive shares of a newly created class of Series AA Convertible Preferred Stock of FaceBank, par value $0.0001 per share (the “Series AA Preferred Stock”) . The aggregate number of FaceBank common stock equivalent shares to be issued to fuboTV shareholders as a result of the Merger was 32,324,362 shares of Series AA Preferred Stock, each of which is convertible into two (2) shares of FaceBank common stock, par value $0.0001 per share (“FaceBank Common Stock”), for a total of 64,648,726 shares of FaceBank Common Stock on an as-converted basis. In addition, at the Effective Time, each outstanding option to purchase shares of common stock of fuboTV was assumed by FaceBank and converted into an option to acquire FaceBank Common Stock. The aggregate number of options to acquire FaceBank Common Stock as a result of the foregoing is 8,051,098, which are exercisable at a weighted average price of $1.32 per share.

Each share of Series AA Preferred Stock is entitled to 0.8 votes per preferred share, and is convertible into two (2) shares of FaceBank Common Stock, only in connection with a bona fide transfer to a third party. The Series AA Preferred stock will benefit from certain protective provisions which, among others, require FaceBank to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class before undertaking certain actions. The effect of the Merger and the terms of the Series AA Preferred Stock is to initially establish an approximate two-thirds majority ownership of FaceBank on a common equivalent basis for the pre-Merger fuboTV shareholders while preserving a majority voting interest for the pre-Merger FaceBank shareholders.

In connection with the closing of the Merger, the Board of Directors of FaceBank approved the establishment of the FaceBank 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Merger Agreement, FaceBank created an incentive option pool of 12,116,646 shares of FaceBank Common Stock under the Plan

fuboTV was incorporated in Delaware in 2015. Since its founding in 2015 as a soccer streaming service, fuboTV has evolved into a live TV streaming service for cord-cutters, with top Nielsen-ranked sports, news and entertainment channels.

Preferred Stock Designations

On March 20, 2020, FaceBank amended its Articles of Incorporation to withdraw, cancel and terminate the previously filed (i) Certificate of with respect to 5,000,000 shares of its Series A Preferred Stock, par value $0.0001 per share, (ii) Certificate of Designation with respect to 1,000,000 shares of its Series B Preferred Stock, par value $0.0001 per share, (iii) Certificate of Designation with respect to 41,000,000 shares of its Series S Preferred Stock, par value $0.0001 per share and (iv) Certificate of Designation with respect to 1,000,000 shares of its Series X Preferred Stock, par value $0.0001 per share. Upon the withdrawal, cancelation and termination of such designations, all shares previously designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series X Preferred Stock were returned to the status of authorized but undesignated shares of Preferred Stock, par value $0.0001 per share of FaceBank (the “Termination of Prior Designations Amendment”).

On March 20, 2020, FaceBank filed an amendment to its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). The Series AA Preferred Stock has no liquidation preference. The Series AA Preferred Stock is entitled to receive dividends and other distributions as and when paid on the Common Stock on an as converted basis. Each share of Series AA Preferred Stock is initially convertible into two shares of Common Stock, subject to adjustment as provided in the Certificate of Designation with respect to the Series AA Preferred Stock and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Each share of Series AA Preferred Stock shall have 0.8 votes per share (the Voting Rate”) on any matter submitted to the holders of the Common Stock for a vote and shall vote together with the Common Stock on such matters for as long as the Series AA Preferred Stock is outstanding. The Voting Rate shall be subject to adjustment in the event of stock splits, stock combinations, recapitalizations reclassifications, extraordinary distributions and similar events.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Credit and Security Agreement

The Company and HLEE Finance S.a.r.l. (“HLEEF”) entered into a Credit Agreement dated as of March 11, 2020 (the “Credit Agreement”) pursuant to which HLEEF agreed to extend a revolving credit facility to the Company in an aggregate principal amount of up to $100,000,000. The loans under the revolving credit facility are available in four Tranches, subject to certain conditions precedent as follows:

(i) Tranche I Loans: HLEEF shall make loans (“Tranche I Loans”) aggregating up to $10,000,000 on the later of (A) the closing date of the Merger and (B) April 1, 2020. Tranche I Loans may be prepaid and repaid without penalty and to the extent repaid, re-borrowed, subject to the terms of the Credit Agreement;

(ii) Tranche II Loans: HLEEF shall make loans (“Tranche II Loans”) aggregating up to $10,000,000 on the later of (A) May 1, 2020 and (B) the date on which FaceBank shall have submitted a formal application, based on its good faith belief that it is qualified, to obtain approval from either Nasdaq or The New York Stock Exchange for FaceBank’s Common Stock to be listed publicly for trading on such stock exchange. Tranche II Loans may be prepaid and repaid without penalty and to the extent repaid, re-borrowed, subject to the terms of the Credit Agreement ;

(iii) Tranche III Loans: HLEEF shall make loans (“Tranche III Loans”) aggregating up to $10,000,000 on the later of (A) June 1, 2020 and (B) the date on which FaceBank shall have received approval from either Nasdaq or The New York Stock Exchange for FaceBank’s Common Stock to be listed publicly for trading on such stock exchange. Tranche III Loans may be prepaid and repaid without penalty and to the extent repaid, re-borrowed, subject to the terms of the Credit Agreement.

(iv) Tranche IV Loans: HLEEF shall make loans (“Tranche IV Loans”) aggregating up to $70,000,000 on the later of (A) July 1, 2020 and (B) the date on which all conditions precedent to the making of the Tranche I, Tranche II and Tranche III Loans have occurred and the Tranche III Loan shall have been fully advanced by HLEEF; provided, however, that FaceBank may not receive Tranche IV Loans totaling more than $10,000,000 in a single calendar month or during any 30-day period.

The interest rate on all Tranche I, Tranche II, Tranche III and Tranche IV loans shall be equal to 10% per annum. The maturity date of all amounts outstanding under the Credit Agreement is March 11, 2022.

The Credit Agreement contains certain restrictions on the ability of FaceBank to incur or permit indebtedness in excess of $50,000,000, subject to certain exceptions, to make loans in excess of $250,000 to directors or officers of FaceBank or to any subsidiary other than fuboTV and to declare and pay any distributions, subject to certain exceptions.

In connection with the Credit Agreement, FaceBank entered into a Security Agreement with HLEEF dated March 11, 2020 (the “HLEEF Security Agreement”) pursuant to which FaceBank granted to HLEEF as security for the prompt and complete payment and performance of all of the obligations under the Credit Agreement and the related promissory note, a security interest in all substantially all assets of FaceBank.

Note Purchase Agreement

On March 19, 2020, FaceBank, Merger Sub, Evolution AI Corporation (“Evolution”) and Pulse Evolution Corporation (“Pulse” and collectively with Evolution, Merger Sub and FaceBank, the “Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement dated as of March 19, 2020 (the “Note Purchase Agreement”) pursuant to which Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10,050,000 (the “Senior Note”). The Company received proceeds in cash of $7.5 million and the remainder was original issue discount.

Interest on the Senior Note shall accrue until full and final repayment of the principal amount of the Senior Note at a rate of fifteen percent (15%) per annum. On the first business day of each calendar month in which the Senior Note is outstanding, beginning on April 1, 2020, Borrower shall pay in arrears in cash to FB Loan accrued interest on the outstanding principal amount of the Senior Note. The maturity date of the Senior Note is July 17, 2020. The Borrower may prepay or redeem the Senior Note in whole or in part without penalty or premium.

Amendment to Note Purchase Agreement

On April 21, 2020, the Company entered into an amendment (the “Amendment”) to the Note Purchase Agreement, dated as of March 19, 2020 (the “Note Purchase Agreement”), by and among FaceBank, fuboTV Inc., a Delaware corporation (f/k/a FuboTV Acquisition Corp.) (“fuboTV”), Evolution AI Corporation (“Evolution”), a Florida corporation, Pulse Evolution Corporation, a Nevada corporation (“Pulse”, and collectively with FaceBank, fuboTV and Evolution, the “Borrower”), and FB Loan Series I, LLC (“FB Loan”), a Delaware limited liability company.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Pursuant to the Note Purchase Agreement, the Borrower agreed, among other things that (i) FaceBank shall file a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) regarding the purchase and sale of 784,617 shares (the “Shares”) of FaceBank’s common stock, par value $0.0001 per share (the “Common Stock”) and any shares of capital stock issuable upon exercise of a warrant to purchase 3,269,231 shares of Common Stock (the “Warrant Shares”); and (ii) FaceBank shall have filed an application to list FaceBank’s Common Stock for trading on the NASDAQ exchange, on or before the date that is thirty (30) days following the closing date of the Note Purchase Agreement. Pursuant to the Amendment, the covenants set forth in (i) and (ii) above were replaced with the following:

(i) If FaceBank decides to register any of its securities either for its own account or the account of a security holder or holders on any registration form (other than Form S-4 or S-8), FaceBank shall include in such registration all of the Shares and the Warrant Shares (collectively, the “Registrable Securities” and such registration of the Registrable Securities, a “Piggyback Registration”); provided, however, that if a Piggyback Registration does not occur on or prior to May 25, 2020, FaceBank shall file a registration statement with the Commission to register the Registrable Securities and to permit or facilitate the sale and distribution of the Registrable Securities on or prior to May 25, 2020; and

(ii) FaceBank shall have initiated the process to list its capital stock for trading on a national exchange (e.g., NYSE or Nasdaq) on or before the date that is thirty (30) days following March 19, 2020.

Purchase Agreement

On May 11, 2020, the Company entered into Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 1,058,435 shares (the “Purchased Shares”) of the Company’s common stock at a purchase price of $7.00 per share (the “Purchase Price”), which is based on 0.8 of the rounded 30-day trailing volume-weighted average price within three business days of the signing of the Purchase Agreements, for an aggregate of $7,409,045.00. In connection with the Purchase Agreements, the Company issued warrants to purchase the Company’s common stock, each with an exercise price equal to the Purchase Price (the “Warrants”), to the Investors to purchase, in the aggregate, 1,058,435 shares of the Company’s common stock. There were no underwriting discounts or commissions.

Waivers

On May 11, 2020, certain holders of the Series AA Convertible Preferred Stock (the “Acting Shareholders”) of the Company, acting by written consent pursuant to Section 607.0704 of the Florida Business Corporation Act, approved a waiver of certain anti-dilution rights under the Certificate of Designation of Series AA Convertible Preferred Stock of the Company in connection with the sale and issuance of the Purchased Shares and the Warrants. As of such date, the Acting Shareholders collectively held 16,270,570 shares, or 50.34%, of the Company’s outstanding shares of Series AA Convertible Preferred Stock.

On May 21, 2020, certain holders of the Company’s Series AA Convertible Preferred Stock (the “Acting Shareholders”), acting by written consent pursuant to Section 607.0704 of the Florida Business Corporation Act, approved a waiver of certain anti-dilution rights under the Certificate of Designation of Series AA Convertible Preferred Stock of the Company in connection with the sale and issuance of an aggregate of up to 3,227,280 shares of the Company’s common stock and warrants to purchase an aggregate of up to 3,227,280 shares of the Company’s common stock in an unregistered offering. As of such date, the Acting Shareholders collectively held 17,315,836 shares, or 53.57%, of the Company’s outstanding shares of Series AA Convertible Preferred Stock.

Senior Note Prepayment and Second Amendment to Note Purchase Agreement

On May 28, 2020, the Borrower delivered to FB Loan $7,500,000 in partial repayment of the Senior Note. Also on May 28, 2020, the parties to the Note Purchase Agreement, as amended, entered into a Consent and Second Amendment to Note Purchase Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment:

(i)	FB Loan consented to the May 11, 2020 sale by the Company of capital stock for aggregate consideration in the amount of $7,409,045;
(ii)	The provision requiring that following receipt by any loan party or any subsidiary of proceeds of any financing, the Borrower must prepay the Senior Note in an amount equal to 100% of the cash proceeds of such financing, was removed; and
(iii)	The date by which the Company must file a registration statement to register the Shares and the Warrant Shares was extended from May 25, 2020 to July 1, 2020.

Other Subsequent Share Issuances

From January 1, 2020 through May 29, 2020, the Company issued shares of its common stock consisting of, 1,309,789 shares issued to advisors in connection with its FuboTV merger, 2,385,428 shares in private placement transactions, and 518,582 shares in connection with its subsidiary share exchange agreement with PEC.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number	Description

2.1	Share Exchange Agreement by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of June 13, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

2.2	Closing Share Exchange Agreement and Joinder by and among Recall Studios, Inc., Evolution AI Corporation and the Shareholders of Evolution AI Corporation, dated as of August 8, 2018 (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

2.3	Agreement and Plan of Merger and Reorganization dated as of March 19 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

3.1(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.1(c)	Amendment to Articles of Incorporation filed with the Secretary of State of Florida on December 31, 2015 (incorporated by reference to Exhibit 3.1(III) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 31, 2015).

3.1(d)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2015).

3.1(e)	Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

3.1(f)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(g)	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.1(h)	Certificate of Designation of Series C Preferred Stock of the Company, effective as of July 21, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

3.1 (i)	Second Amended Certificate of Designation of Series C Preferred Stock of the Company, effective as of March 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2017).

3.1(j)	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2017).

3.1(k)	Certificate of Designation of Series X Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

3.1(l)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2019).

3.1(m)	Articles of Amendment to Articles of Incorporation of FaceBank Group, Inc. dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

3.1(n)	Certificate of Designation of Series AA Convertible Preferred Stock of FaceBank Group, Inc. filed on March 20, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

3.1(o)	Sixth Amended and Restated Certificate of Incorporation of fuboTV Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

3.2(a)	By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-176093) filed with the SEC on August 5, 2011).

3.2(b)	Amendment to the bylaws of the registrant dated June 22, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

3.2(c)	Amendment to the bylaws of the Company dated July 20, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

4.1	Warrant dated March 19, 2020 issued by FaceBank Group, Inc. to FB Loan Series I, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.1+	2014 Incentive Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2014).

10.2	Stock Purchase Agreement between Brick Top Productions, Inc. and Martin Fischer dated December 24, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2013).

10.3	Form of Securities Purchase Agreement dated October 5, 2015 by and between Alexander Bafer and each of the purchasers (Richard Waserstein, Hamba Revocable Trust, Tarek Kirschen and Sam Lupowitz) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2015).

10.4	Convertible promissory note in favor of Alexander Bafer for $46,000, dated July 9, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.5	Convertible promissory note in favor of Alexander Bafer for $51,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.6	Convertible promissory note in favor of Alexander Bafer for $102,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.7	Convertible promissory note in favor of Alexander Bafer for $156,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.8	Convertible promissory note in favor of Alexander Bafer for $189,000 dated July 9, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.9	Convertible promissory note in favor of Vis Vires Group, Inc. $53,000 dated July 10, 2015 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 16, 2015).

10.10	Stock Purchase Agreement, dated as of June 22, 2016 by and between Tarek Kirschen, South Centre, Inc. and the registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.11	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2016, by and between Tarek Kirschen, South Centre, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.12	Release and Issuance Agreement, dated as of June 22, 2016, by and between Tarek Kirschen, South Centre, Inc., Alexander Bafer and the registrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.13+	Letter Agreement between the registrant and Esposito Partners, PLLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.14	Redemption Agreement, dated as of July 21, 2016, by and between South Centre, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.15	Contribution Agreement, dated as of July 25, 2016, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.16+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Bradley Albert (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.17+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Justin Morris (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.18+	Employment Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.19+	Chairman Agreement, dated as of July 25, 2016, by and between the Company and Alexander Bafer (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.20+	Separation Agreement and General Release dated April 3, 2017, by and between the Company and David Cohen (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2017).

10.21+	Executive Employment Agreement dated April 11, 2017, by and between the registrant and Alexander Bafer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 17, 2017).

10.22	Purchase and Sale Agreement, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2017).

10.23	Waiver and Release, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on July 6, 2017).

10.24	Settlement and Mutual Release, dated as of June 15, 2017, by and between the Company and Metropolitan Sound + Vision LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on July 6, 2017).

10.25	Letter Agreement dated as of July 12, 2017 by and between the registrant and Big Ben Venture Partners Ltd. (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the Commission on April 17, 2018).

10.26	Trademark Assignment and Settlement Agreement, dated as of July 19, 2017, by and between the Company and STUDIOCANAL (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 21, 2017).

10.27	Stock Purchase Agreement, dated as of September 18, 2017, by and between the Company and EMA Financial, LLC, together with Exhibit A thereto, Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2017).

10.28+	Amendment to Letter Agreement with Esposito Partners dated January 15, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2018).

10.29+	Executive Employment Agreement by and between the registrant and Alexander Bafer dated February 1, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2018).

10.30+	Agreement for Chairman of Board of Directors by and between the registrant and Alexander Bafer, effective February 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2018).

10.31	Equity Purchase Agreement dated May 10, 2018 by and between the registrant and SCA Capital PTY, LTD. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2018).

10.32	Registration Rights Agreement dated May 10, 2018 by and between the registrant and SCA Capital PTY, LTD (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2018)

10.33	Letter Agreement dated May 24, 2018 by and between the registrant and Laura Anthony (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form S-8 filed with the Commission on June 27, 2018)

10.34	Voting Agreement by and among John Textor and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.35+	Employment Agreement by and between Recall Studios, Inc. and John Textor, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.36+	Termination and Release Agreement by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.37+	Agreement for Executive Chairman of Board of Directors by and between Recall Studios, Inc. and Alexander Bafer, dated as of August 8, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.38	Share Exchange Agreement by and among Recall Studios, Inc., Brick Top Holdings, Inc. and Southfork Ventures, Inc., dated as of August 8, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 15, 2018).

10.39+	Employment Agreement dated November 12, 2018 between the registrant and Anand Gupta (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2018).

10.40+	Employment Agreement dated February 1, 2019 between the registrant and Jordan Fiksenbaum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2019).

10.41	Digital Likeness Development Agreement between Floyd Mayweather, Pulse Evolution Group, Inc. and FaceBank, Inc., effective as of July 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2019).

10.42	Share Exchange and Purchase Agreement, dated August 15, 2019, between Facebank Group, Inc. (Pulse Evolution Group, Inc.) and the shareholder of Facebank AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2019).

10.43	Amendment No. 1, dated August 15, 2019, to the Share Exchange and Purchase Agreement, dated August 15, 2019, between Facebank Group, Inc. (Pulse Evolution Group, Inc.) and the shareholder of Facebank AG (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2019).

10.44	Asset Purchase Agreement dated August 15, 2019 between The Native SA and Facebank AG (formerly Oakley Capital International AG) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2019).

10.45	Loan and Security Agreement dated as of March 19, 2020 by and between fuboTV, Inc., as borrower and FaceBank Group, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.46	Credit Agreement entered into as of March 11, 2020 between FaceBank Group, Inc. and HLEE Finance S.a.r.l (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.47	Security Agreement dated March 11, 2020 by and between FaceBank Group, Inc., as Grantor in favor of HLEE Finance S.a.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.48	Note Purchase Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation, as Borrower and FB Loan Series I, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.49	Senior Secured Note dated March 19, 2020 payable to FB Loan Series I, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.50	Security Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation, as Grantors and Borrower in favor of FB Loan Series I, LLC, as Purchaser (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.51	Collateral Assignment of Loan Agreement dated as of March 19, 2020 by and between FaceBank Group, Inc. and FB Loan Series I, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.52	Collateral Assignment of Merger Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp and FB Loan Series I, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.53	Trademark Security Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation in favor of FB Loan Series I, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.54	Securities Purchase Agreement dated as of March 19, 2020 by and between FaceBank Group, Inc. and FB Loan Series I, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.55+	Employment Agreement dated as of April 1, 2020 by and between FaceBank Group, Inc. and David Gandler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.56+	Form of Indemnification Agreement by and between FaceBank Group, Inc. and its directors and officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.57	Amendment to the Note Purchase Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.58	Note Purchase Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation, and FB Loan Series I, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.59+	Letter Agreement by and between FaceBank Group, Inc. and Edgar Bronfman Jr., dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

10.60+	Counterpart Agreement, dated as of April 30, 2020, by and between FaceBank Group, Inc. and AMC Networks Ventures LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020).

10.61+	Joinder Agreement dated as of April 30, 2020 and effective April 2, 2020, by and among fuboTV Inc., Sports Rights Management, LLC, and FB Loan Series I, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020).

10.62	Guaranty Agreement, dated as of April 30, 2020, issued by Sports Rights Management, LLC to FB Loan Series I, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020).

10.63*	Amended Digital Likeness Development Agreement dated as of January 25, 2020 among FaceBank Group, Inc., FaceBank, Inc. and Floyd Mayweather.

10.64*	Consent and Second Amendment to Note Purchase Agreement dated as of May 28, 2020 by and among FaceBank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC and FB Loan Series I, LLC.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Former Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACEBANK GROUP, INC.

Dated: May 29, 2020	By:	/s/ David Gandler
David Gandler
Chief Executive Officer

	By:	/s/ John Textor
John Textor
Head of Studio and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Gandler and John Textor, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gandler	Chief Executive Officer and Director	May 29, 2020
David Gandler	(principal executive officer)

/s/ John Textor	Head of Studio, Chief Financial Officer and Director	May 29, 2020
(principal financial officer and principal accounting officer)

/s/ Edgar Bronfman, Jr.	Executive Chairman and Director	May 29, 2020
Edgar Bronfman

/s/ Alexander Bafer	Director	May 29, 2020
Alexander Bafer

/s/ Pär-Jörgen Pärson	Director	May 29, 2020
Pär-Jörgen Pärson

