Form 10-Q
period 2020-03-31
FaceBank Group, Inc.
filed 2020-07-06
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

FaceBank Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 672-0055

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

As of July 2, 2020, there were 38,684,136 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

FaceBank Group, Inc. (the “Company” or “FaceBank”) is filing this quarterly report on Form 10-Q after the May 15, 2020 deadline (the “Original Due Date”) applicable for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act of 1934 and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2020, the Company was unable to file this Quarterly Report within the prescribed time period due to the global COVID-19 pandemic. As a result of the pandemic, management’s full efforts have been focused on operating its business and evaluating available funding. The Company has been following the recommendations of local health authorities in the U.S. and Europe, where one of its operating subsidiaries is located, to minimize exposure risk for its employees, including temporarily closing its offices and requiring its employees to work remotely to the extent possible. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its European subsidiaries’ books and records necessary to prepare the Company’s financial statements that, once audited, comprise the essence of the Quarterly Report.

These unforeseen circumstances resulted in the Company being unable to file its Quarterly Report during the prescribed period without undue hardship and expense to the Company. As such, the Company is filing this Quarterly Report within 45 days of the Original Due Date in reliance on the Order.

FaceBank Group, Inc.

FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report, unless expressly indicated or the context otherwise requires, references to “FaceBank,” “we,” “us,” “our,” “the Company,” and similar references refer to FaceBank Group, Inc. and its consolidated subsidiaries, including fuboTV Inc., or fuboTV.

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act of 1933, and the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	market conditions and global economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic on our business and results of operations, on live sports and entertainment, and on the global economic environment;

●	our ability to access debt and equity financing;

●	our efforts to maintain proper and effective internal controls;

●	factors relating to our business, operations and financial performance, including:

○ our ability to effectively compete in the live TV streaming and entertainment industries;

○ our ability to successfully integrate new operations;

○ our ability to maintain and expand our content offerings;

○ our ability to recognize deferred tax assets and tax loss carryforwards;

●	the impact of management changes and organizational restructuring;

●	our ability to uplist the combined company to a national stock exchange;

●	the anticipated effects of the Merger (as hereinafter defined);

●	changes in applicable laws or regulations;

●	litigation and our ability to adequately protect our intellectual property rights;

●	our success in retaining or recruiting officers, key employees or directors; and

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the Commission under the Exchange Act. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. The forward-looking statements in this Quarterly Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 6, 2020. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FaceBank Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	March 31	December 31,
	2020	2019
	(Unaudited)	*
ASSETS
Current assets
Cash	$81	$7,624
Accounts receivable, net	-	8,904
Notes Receivable - FuboTV	10,000	-
Inventory	-	49
Prepaid expenses	130	1,396
Total current assets	10,211	17,973

Property and equipment, net	-	335
Deposits	24	24
Investment in Nexway at fair value	2,374	-
Financial assets at fair value	1,965	1,965
Intangible assets	111,459	116,646
Goodwill	148,054	148,054
Right-of-use assets	37	3,519
Total assets	$274,124	$288,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	3,406	$36,373
Accrued expenses	4,337	20,402
Due to related parties	305	665
Notes payable, net of discount	5,207	4,090
Notes payable - related parties	446	368
Convertible notes, net of $945 and $456 discount as of March 31, 2020 and December 31, 2019, respectively	1,962	1,358
Shares settled liability for intangible asset	-	1,000
Shares settled liability for note payable	7,515	-
Profit share liability	1,971	1,971
Warrant liability - subsidiary	39	24
Warrant liability	15,987	-
Derivative liability	389	376
Current portion of lease liability	37	815
Total current liabilities	41,601	67,442

Deferred income taxes	28,679	30,879
Other long-term liabilities	1	41
Lease liability	-	2,705
Long term borrowings	55,130	43,982
Total liabilities	125,411	145,049

COMMITMENTS AND CONTINGENCIES (Note 14)

Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 456,000 and 456,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $463 and $462 as of March 31, 2020 and December 31, 2019, respectively	463	462

Stockholders’ equity:
Series AA Preferred stock, par value $0.00001, 35,800,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019	-	-
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of December 31, 2019	-	-
Common stock par value $0.0001: 400,000,000 shares authorized; 32,307,663 and 28,912,500 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	270,397	257,002
Accumulated deficit	(140,134)	(135,832)
Non-controlling interest	17,984	22,602
Accumulated other comprehensive loss	-	(770)
Total stockholders’ equity	148,250	143,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$274,124	$288,516

* Derived from audited information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands except for share and per share information)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Revenues, net	$7,295	$-
Total revenues	7,295	-
Operating expenses
General and administrative	20,203	1,037
Amortization of intangible assets	5,217	5,153
Depreciation	3	5
Total operating expenses	25,423	6,195
Operating loss	(18,128)	(6,195)

Other income (expense)
Interest expense and financing costs	(2,581)	(446)
Gain on deconsolidation of Nexway	39,249	-
Loss on issuance of notes, bonds and warrants	(24,053)	-
Other expense	(436)	-
Change in fair value of warrant liability	(366)	-
Change in fair value of subsidiary warrant liability	(15)	2,477
Change in fair value of shares settled liability	(180)	-
Change in fair value of derivative liability	297	128
Total other income	11,915	2,159
Loss before income taxes	(6,213)	(4,036)
Income tax benefit	(1,038)	(1,169)
Net loss	(5,175)	(2,867)
Less: net loss attributable to non-controlling interest	873	599
Net loss attributable to controlling interest	$(4,302)	$(3,466)
Less: Deemed dividend - beneficial conversion feature on preferred stock	(171)	-
Net loss attributable to common stockholders	$(4,473)	$(3,466)

Net loss per share attributable to common stockholders
Basic	$(0.15)	$(0.27)
Diluted	$(0.15)	$(0.27)
Weighted average shares outstanding:
Basic	30,338,073	12,883,381
Diluted	30,338,073	12,883,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except for share and per share information)

Three Months Ended March 31, 2020

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	28,912,500	$3	$257,002	$(135,832)	$(770)	$22,602	$143,005
Issuance of common stock for cash	795,593	-	2,297	-	-	-	2,297
Issuance of common stock - subsidiary share exchange	1,552,070	-	1,150	-	-	(1,150)	-
Common stock issued in connection with note payable	7,500	-	67	-	-	-	67
Stock based compensation	1,040,000	-	10,061	-	-	-	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	(171)	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	(9)	-	-	-	(9)
Deconsolidation of Nexway	-	-	-	-	770	(2,595)	(1,825)
Net loss	-	-	-	(4,302)	-	(873)	(5,175)
Balance at March 31, 2020	32,307,663	$3	$270,397	$(140,134)	$-	$17,984	$148,250

Three Months Ended March 31, 2019

	Series X Convertible				Additional			Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2019	1,000,000	$-	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	-	-	378,098	-	1,778	-	-	1,778
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	65	-	-	65
Additional shares issued for reverse stock split	-	-	1,374	-	-	-	-	-
Net loss	-	-	-	-	-	(3,466)	599	(2,867)
Balance at March 31, 2019	-	$-	22,931,183	$2	$229,542	$(25,229)	$27,341	$231,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands, except for share and per share information)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(5,175)	$(2,867)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	5,217	5,153
Depreciation	3	5
Stock-based compensation	9,061	-
Gain on deconsolidation of Nexway, net of cash retained by Nexway	(42,604)	-
Common stock issued in connection with note payable	67	-
Loss on issuance of notes, bonds and warrants	24,053	-
Amortization of debt discount	1,664	234
Deferred income tax benefit	(1,038)	(1,169)
Change in fair value of derivative liability	(297)	(128)
Change in fair value of warrant liability	366	-
Change in fair value of subsidiary warrant liability	15	(2,477)
Change in fair value of shares settled liability	180	-
Amortization of right-of-use assets	13	6
Accrued interest on note payable	112	144
Other adjustments	(55)	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	(927)	-
Notes Receivable	(179)	-
Prepaid expenses	1,102	(23)
Accounts payable	1,295	172
Accrued expenses	(277)	374
Due from related parties	(60)	-
Lease liability	(14)	(6)
Net cash used in operating activities	(7,478)	(582)

Cash flows from investing activities
Investment in Panda Productions (HK) Limited	-	(1,000)
Sale of profits interest in investment in Panda Productions (HK) Limited	-	212
Advance to fuboTV	$(2,421)
Lease security deposit	-	(13)
Net cash used in investing activities	(2,421)	(801)

Cash flows from financing activities
Proceeds from issuance of convertible notes	900	-
Repayments of convertible notes	(550)	(203)
Proceeds from the issuance of Series D Preferred Stock	203	-
Proceeds from sale of common stock and warrants	2,297	1,778
Proceeds from sale of subsidiary’s common stock	-	65
Redemption of Series D Preferred Stock	(272)	-
Proceeds from related parties notes	78	-
(Repayments) proceeds from (to) related parities	(300)	18
Net cash provided by financing activities	2,356	1,658

Net (decrease) increase in cash	(7,543)	275
Cash at beginning of period	7,624	31
Cash at end of period	81	$306

Supplemental disclosure of cash flows information:
Interest paid	$170	$68
Income tax paid	$-	$-

Non cash financing and investing activities:
Reclass of shares settled liability for intangible asset to stock-based compensation	$1,000	$-
Issuance of common stock - subsidiary share exchange	$1,150	$-
Lender advanced loan proceeds direct to fuboTV	$7,579	$-
Accrued Series D Preferred Stock dividends	$9	$-
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$171	$-
Common stock issued for lease settlement	$-	$130
Measurement period adjustment on the Evolution AI Corporation acquisition	$-	$1,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Nature of Business

Incorporation

FaceBank Group, Inc. (the “Company” or “FaceBank”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. On September 30, 2019, the Company’s name was changed to FaceBank Group, Inc.

Merger with fuboTV Inc.

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Inc., a Delaware corporation (“fuboTV”), whereby fuboTV continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV (the “Merger Agreement” and such transaction, the “Merger”) (See Note 15).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the capital stock of fuboTV was converted into the right to receive shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”) (See Note 12). Each share of Series AA Preferred Stock is entitled to 0.8 votes per share and is convertible into two (2) shares of our common stock, only in connection with a bona fide transfer to a third party pursuant to Rule 144. Until the time we are able to uplist to a national securities exchange, the Series AA Preferred Stock benefits from certain protective provisions that, for example, require us to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class, before undertaking certain matters.

As a result of the Merger, fuboTV, a leading live TV streaming platform for sports, news, and entertainment, became a wholly-owned subsidiary of the Company. Before the Merger, Facebank Group was and continues to be a character-based virtual entertainment company, and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. Following the Merger, we operate our business under the name “fuboTV” and we are in the process of changing the name of FaceBank Group, Inc. to fuboTV, Inc. On May 1, 2020, the Company’s trading symbol was changed to “FUBO”. Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to FaceBank and its subsidiaries on a consolidated basis, and fuboTV Pre-Merger refers to fuboTV Inc. prior to the Merger.

In connection with the Merger, on March 11, 2020, FaceBank and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided FaceBank with a $100,000,000 revolving line of credit (the “Credit Facility”). The Credit Facility is secured by substantially all the assets of FaceBank. As of July 6, 2020, there are no amounts outstanding under the Credit Facility, and the Company does not intend to draw down on this Credit Facility. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the Credit Facility.

On March 19, 2020, FaceBank, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and FaceBank, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10,050,000 (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.65 million. In connection with the FB Loan, FaceBank, fuboTV and certain of their respective subsidiaries granted a lien on substantially of their assets to secure the obligations under the Senior Notes. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the Note Purchase Agreement.

Prior to the Merger, fuboTV Pre-Merger and its subsidiaries were party to a Credit and Guaranty Agreement, dated as of April 6, 2018 (the “AMC Agreement”), with AMC Networks Ventures LLC as lender, administrative agent and collateral agent (“AMC Networks Ventures”). fuboTV Pre-Merger previously granted AMC Networks Ventures a lien on substantially all of its assets to secure its obligations thereunder. The AMC Agreement survived the Merger and, as of the Effective Time, there was $24.9 million outstanding under the AMC Agreement, net of debt issuance costs. In connection with the Merger, FaceBank guaranteed the obligations of fuboTV under the AMC Agreement on an unsecured basis. The liens of AMC Networks Ventures on the assets of fuboTV are senior to the liens in favor of FB Loan and FaceBank securing the Senior Notes.

Nature of Business

The Company is a leading digital entertainment company, combining fuboTV Pre-Merger’s direct-to-consumer live TV streaming, or vMVPD, platform with FaceBank Pre-Merger’s technology-driven IP in sports, movies and live performances. We expect that this business combination will create a content delivery platform for traditional and future-form IP. We plan to leverage FaceBank’ IP sharing relationships with leading celebrities and other digital technologies to enhance its already robust sports and entertainment offerings.

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

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 – Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash of $0.1 million, a working capital deficiency of $31.4 million and an accumulated deficit of $140.1 million at March 31, 2020 and fuboTV had net loss of $173.7 million for the year ended December 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These obligations include liabilities assumed in acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including its ability to successfully attract and retain subscribers, develop new technologies that can compete in a rapidly changing market with many competitors and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of an equity financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts, as of March 31, 2020, of the Company and its 99.7%-owned operating subsidiary EAI, which, until the Merger, was the Company’s principal operating subsidiary; inactive subsidiaries York Production LLC and York Production II LLC; wholly-owned subsidiaries Facebank AG, StockAccess Holdings SAS (“SAH”) and FBNK Finance Sarl (“FBNK Finance”); its 70.0% ownership in Highlight Finance Corp. (“HFC”); and its 76% ownership in Pulse Evolution Corporation (“PEC”). All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments (except for the Nexway deconsolidation), considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The unaudited condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, useful lives of intangible assets, analysis of impairments of recorded intangible assets, accruals for potential liabilities, assumptions made in valuing derivative liabilities and assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements and fair value of equity method investees.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible notes, convertible preferred stock, common stock options and warrants because their effect would be anti-dilutive.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31,	March 31,
	2020	2019
Common stock purchase warrants	200,007	200,007
Series D Preferred Stock shares	456,000	-
Stock options	16,667	16,667
Convertible notes variable settlement feature	311,111	577,503
Total	983,785	794,177

Deferred Tax Liability

The following is a rollforward of the Company’s deferred tax liability from January 1, 2020 to March 31, 2020 (in thousands):

March 31, 2020
Beginning balance	$30,879
Income tax benefit (associated with the amortization of intangible assets)	(1,038)
Deconsolidation of Nexway	(1,162)
Ending balance	$28,679

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Note 4 – Investments

Nexway

The Company had an equity investment of 62.3% in Nexway AG (“Nexway”), which it acquired on September 16, 2019. The equity investment in Nexway was a controlling financial interest and the Company consolidated its investment in Nexway under ASC 810, Consolidation.

On March 31, 2020, the Company relinquished 20% of the total Nexway shareholder votes associated with its investment, which reduced the Company’s voting interest in Nexway to 37.6%. As a result of the Company’s loss of control in Nexway, the Company deconsolidated Nexway as of March 31, 2020 as it no longer has a controlling financial interest.

As of March 31, 2020, the fair value of the Nexway shares owned by the Company is approximately $2.4 million, calculated as follows (dollars in thousands, except per share value):

Price per share Euros	€5.28
Exchange rate	1.1032
Price per share USD	$5.82
Nexway shares held by the Company	407,550
Fair value - investment in Nexway	$2,374

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The deconsolidation of Nexway resulted in a gain of approximately $39.2 million calculated as follows:

Cash	$5,776
Accounts receivable	9,831
Inventory	50
Prepaid expenses	164
Property and equipment, net	380
Right-of-use assets	3,594
Total assets	$19,795
Less:
Accounts payable	34,262
Accrued expenses	15,788
Lease liability	3,594
Deferred income taxes	1,161
Other liabilities	40
Total liabilities	$54,845
Non-controlling interest	2,595
Foreign currency translation adjustment	(770)
Net deficit	(36,875)
Less: fair value of shares owned by Facebank	2,374
Gain on deconsolidation of Nexway	$39,249

Panda Interests

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau, Hong Kong (“Macau Show”). The Company determined the fair value of the profits interest to be approximately $1.7 million as of the date of this transaction and $2.0 million as of March 31, 2020 and December 31, 2019.

The table below summarizes the Company’s profits interest at March 31, 2020 and December 31, 2019 (in thousands except for unit and per unit information):

Panda units granted	26.2
Fair value per unit on grant date	$67,690
Grant date fair value	$1,773
Change in fair value of Panda interests	$198
Fair value at December 31, 2019	$1,971
Change in fair value of Panda interests	-
Fair value at March 31, 2020	$1,971

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 – Intangible Assets

The table below summarizes the Company’s intangible assets at March 31, 2020 (in thousands):

	Useful	Weighted Average	March 31, 2020
	Lives (Years)	Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	(29,054)	$94,382
Trademark and trade names	7	6	7,746	(1,826)	5,920
Animation and visual effects technologies	7	6	6,016	(1,418)	4,598
Digital asset library	5-7	5.5	7,536	(1,610)	5,926
Intellectual Property	7	6	828	(195)	633
Total			$145,562	$(34,103)	$111,459

Amortization expense for the three months ended March 31, 2020 and 2019 was $5.2 million in each period, respectively.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2020	$15,652
2021	20,868
2022	20,868
2023	20,868
2024	20,795
Thereafter	12,408
Total	$111,459

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Suppliers	$-	$37,508
Payroll taxes (in arrears)	1,308	1,308
Accrued compensation	2,124	3,649
Legal and professional fees	1,797	3,936
Accrued litigation loss	524	524
Taxes	-	5,953
Other	1,990	3,897
Total	$7,743	$56,775

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 7 – Related Parties

Amounts owed to and due from related parties as of March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Alexander Bafer, former Executive Chairman	$20	$20
John Textor, former Chief Executive Officer and affiliated companies	292	592
Other	(7)	53
Total	$305	$665

Our former Chairman and current Director, Mr. Bafer, advanced an unsecured, non-interest-bearing loan to the Company which is payable on demand. The amounts due to John Textor, former Chief Executive Officer and Executive Chairman and our current Head of Studio and a Director, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

Notes Payable – Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the then-Chief Executive Officer, John Textor. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note is currently in default. Accrued interest as of March 31, 2020 and December 31, 2019 related to this note was $102,000 and $85,000, respectively.

Note 8 - Notes Payable

Evolution AI Corporation

The Company has recorded, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018. The cumulative accrued interest on the note amounts to $1.5 million. The note is currently in a default condition due to non-payment of principal and interest. The note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 shares of Series X Convertible Preferred Stock during the year ended December 31, 2019). Such holders have agreed not to declare the note in default and to forbear from exercising remedies which would otherwise be available in the event of a default, while the note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter.

FBNK Finance SarL

On February 17, 2020, FBNK Finance issued EUR 50,000,000 of bonds (or $55.1 million as of March 31, 2020). There were 5,000 notes with a nominal value EUR 10,000 per note. The bonds were issued at par with 100% redemption price. The maturity date of the bonds is February 15, 2023 and the bonds have a 4.5% annual fixed rate of interest. Interest is payable semi-annually on August 15 and February 15th. The majority of the proceeds was used for the redemption of the bonds issued by SAH, HFC and Nexway SAS. The bonds are unconditional and unsubordinated obligations of the FBNK Finance. As part of this transaction, the Company recorded a $11.1 million loss on extinguishment during the three months ended March 31, 2020.

Credit and Security Agreement

As described in Note 1, on March 11, 2020, the Company and HLEEF entered into the Credit Agreement, pursuant to which HLEEF extended the Credit Facility to FaceBank. The Credit Facility is secured by substantially all the assets of FaceBank. As of July 6, 2020, there are no amounts outstanding under the Credit Facility, and the Company does not intend to draw down on this Credit Facility.

As described in Note 1, in connection with the Credit Agreement, FaceBank and HLEEF entered into the HLEEF Security Agreement, pursuant to which FaceBank granted to HLEEF a security interest in all substantially all assets of FaceBank as security for the prompt and complete payment and performance of all of the obligations under the Credit Agreement and the related promissory note.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability of FaceBank to incur indebtedness in excess of $50,000,000, subject to certain exceptions, to make loans in excess of $250,000 to directors or officers of FaceBank or to any subsidiary other than fuboTV, and to declare and pay any distributions, subject to certain exceptions. The Credit Facility also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other material indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Facility, and may exercise certain other rights and remedies provided for under the Credit Facility, the HLEEF Security Agreement, the other loan documents and applicable law.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note Purchase Agreement

On March 19, 2020, the Initial Borrower and FB Loan entered into the Note Purchase Agreement, pursuant to which the Initial Borrower sold to FB Loan the Senior Notes. On April 2, 2020, fuboTV and Sports Rights Management, LLC, a Delaware limited liability company (“SRM”), also joined the Note Purchase Agreement as borrowers (fuboTV, SRM and the Initial Borrower, collectively, the “Borrower”). In connection with the Company’s acquisition of fuboTV, the proceeds of $7.4 million, net of an original issue discount of $2.65 million, were sent directly to fuboTV (see Note 15).

Each Borrower’s obligations under the Senior Notes are secured by substantially all of the assets of each such Borrower pursuant to a Security Agreement, dated as of March 19, 2020, by and among Borrower and FB Loan (the “Security Agreement”).

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrower and its subsidiaries to, among other things, incur debt, grant liens, make certain restricted payments, make certain loans and other investments, undertake certain fundamental changes, enter into restrictive agreements, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Note Purchase Agreement. The Note Purchase Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other material obligations, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Note Purchase Agreement, and may exercise certain other rights and remedies provided for under the Note Purchase Agreement, the Security Agreement, the other loan documents and applicable law.

Interest on the Senior Notes shall accrue until full and final repayment of the principal amount of the Senior Note at a rate of 17.39% per annum. On the first business day of each calendar month in which the Senior Note is outstanding, beginning on April 1, 2020, Borrower shall pay in arrears in cash to FB Loan accrued interest on the outstanding principal amount of the Senior Note. The maturity date of the Senior Notes is the earlier to occur of (i) July 8, 2020 and (ii) the date the Borrower receives the proceeds of any financing. The Borrower may prepay or redeem the Senior Note in whole or in part without penalty or premium.

In connection with the Note Purchase Agreement, the Company issued FB Loan a warrant to purchase 3,269,231 shares of its common stock at an exercise price of $5.00 per share (the “FB Loan Warrant”) and 900,000 shares of its common stock. The fair value of the warrant on the Senior Notes issuance date was approximately $15.6 million and is recorded as a warrant liability in the accompanying condensed consolidated balance sheet with subsequent changes in fair value recognized in earnings each reporting period (see Note 9). The fair value of the 900,000 common stock issued was based upon the closing price of the Company’s common stock as of March 19, 2020 (or $8.15 per share or $7.3 million). Since the fair value of the warrants and common stock exceeded the principal balance of the Senior Notes, the Company recorded a loss on issuance of the Senior Notes totaling $12.9 million and is reflected in the accompanying condensed consolidated statement of operations.

The 900,000 shares were valued at $8.15 per share at March 19, 2020 and $7.5 million set forth on the balance sheet for shares settled payable for note payable reflects the fair value of 900,000 shares to be issued at $8.35 per share as of March 31, 2020. The Company recorded change in fair value of shares settled payable of $0.2 million during the three months ended March 31, 2020.

The carrying value of the Senior Notes as of March 31, 2020 is comprised of the following:

March 31, 2020
Principal value of Senior Note	$10,050
Original issue discount	(2,650)
Discount resulting from allocation of proceeds to warrant liability	(7,400)
Amortization of discount	1,005
Net carrying value of Senior Note	$1,005

Pursuant to the Note Purchase Agreement, the Borrower agreed, among other things that (i) FaceBank shall file a registration statement with the Commission regarding the purchase and sale of 900,000 shares of FaceBank’s common stock issued to FB Loan in connection with the Note Purchase Agreement (the “Shares”) and any shares of capital stock issuable upon exercise of the FB Loan Warrant (the “Warrant Shares)”); and (ii) FaceBank shall have filed an application to list FaceBank’s Common Stock for trading on the NASDAQ exchange, on or before the date that is thirty (30) days following the closing date of the Note Purchase Agreement.

As of July 3, 2020, the Company had repaid the Senior Notes in full ($10.05 million) plus accrued interest.

Amendments to the Note Purchase Agreement

On April 21, 2020, the Company entered into an Amendment to the Note Purchase Agreement to (i) extend the deadline for registration of the resale of the Shares and the Warrant Shares to May 25, 2020 and (ii) provide that in lieu of the obligation under the Note Purchase Agreement to apply to list on NASDAQ within thirty (30) days of March 19, 2020, FaceBank shall have initiated the process to list its capital stock on a national exchange on or before the date that is thirty (30) days following March 19, 2020.

Subsequently, on May 28, 2020, the Company and FB Loan entered into a Consent and Second Amendment to the Note Purchase Agreement (the “Second Amendment”), pursuant to which, among other things, FB Loan agreed to extend the deadline for registration for of the Shares and the Warrant Shares for resale to July 1, 2020. In addition:

(i)	FB Loan consented to the May 11, 2020 sale by the Company of capital stock for aggregate consideration in the amount of $7,409,045; and
(ii)	the provision requiring that following receipt by any loan party or any subsidiary of proceeds of any financing, the Borrower must prepay the Senior Note in an amount equal to 100% of the cash proceeds of such financing, was removed.

Finally, on July 1, 2020, the Company and FB Loan entered into a Third Amendment to Note Purchase Agreement (the “Third Amendment”), pursuant to which (i) the deadline for registration of the Shares and the Warrant Shares for resale was extended to July 8, 2020 and (ii) the deadline for the redemption of the Senior Notes by the Borrower was amended to be the earlier to occur of (y) July 8, 2020 and (z) the date the Borrower receives the proceeds of any financing.

Joinder Agreement and Guaranty Agreement

On April 30, 2020, fuboTV and SRM entered into a joinder agreement (the “Joinder Agreement”) in favor of FB Loan in connection with the Note Purchase Agreement. The Joinder Agreement is effective as of April 2, 2020.

Pursuant to the Joinder Agreement, (a) fuboTV joined the Note Purchase Agreement, became an issuer of notes and a borrower thereunder, assumed all obligations of the Borrower in connection therewith, and granted a lien on substantially all of its assets to secure its obligations under the Note Purchase Agreement and any notes issued pursuant thereto and (b) SRM guaranteed the obligations of the Borrower and fuboTV under the Note Purchase Agreement and any notes issued pursuant thereto and granted a security interest in substantially all of its assets to secure its guaranty obligations.

On April 30, 2020, in connection with the Joinder Agreement, SRM entered into a guaranty agreement (the “Guaranty Agreement”) in favor of FB Loan, pursuant to which SRM guaranteed the obligations of Borrower under fuboTV under the Note Purchase Agreement. The Guaranty Agreement is effective as of April 2, 2020.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 – Fair Value Measurements

The Company holds investments in equity securities and limited partnership interests, which are accounted for at fair value and classified within financial assets at fair value on the condensed consolidated balance sheet, with changes in fair value recognized as investment gain/ loss in the condensed consolidated statements of operations. The Company also has an investment in Nexway common stock that is publicly traded on the Frankfurt Exchange. Additionally, the Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income/expense in the condensed consolidated statements of operations.

	Fair valued measured at March 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets at Fair Value:
Investment in Equity/Debt Funds	$-	$1,965	$-
Investment in Nexway at fair value	2,374	-	-
Total Financial Assets at Fair Value	$2,374	$1,965	$-

Financial Liabilities at Fair Value:
Derivative liability - convertible notes	$-	$-	$1,692
Profits interest sold	-	-	1,971
Embedded put option	-	-	389
Warrant liability - Subsidiary	-	-	39
Warrant liability	-	-	15,987
Total Financial Liabilities at Fair Value	$-	$-	$20,078

	Fair Value measured at December 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability – convertible notes	$-	$-	$1,203
Profits interest	-	-	1,971
Embedded put option	-	-	376
Warrant Liability - Subsidiary	-	-	24
Total Financial Liabilities at Fair Value	$-	$-	$3,574

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the year ended December 31, 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Derivative - Convertible Notes	Warrants (assumed from subsidiary)	Profits Interests Sold	Warrant Liability	Embedded Put Option
Fair value at December 31, 2019	$1,203	$24	$1,971	$-	$376
Change in fair value	(200)	15	-	366	(97)
Additions	689	-	-	15,621	172
Redemption	-	-	-	-	(62)
Fair value at March 31, 2020	$1,692	$39	$1,971	$15,987	$389

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, totaled $39,000 on March 31, 2020 and $24,000 on December 31, 2019, resulting in a change in fair value of $15,000 that is reported as a component of other income/(expense) in the condensed consolidated statement of operations for the three months ended March 31, 2020.

Subsidiary Warrant Liability – The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability with the following assumptions at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Exercise price	$0.75	$0.75
Stock price – subsidiary	$0.03	$0.02
Discount applied	0%	0%
Fair value of stock price	$0.00	$0.00
Risk free rate	0.28%	1.62%
Contractual term (years)	2.83	3.08
Expected dividend yield	0%	0%
Expected volatility	83.7%	83.7%
Number of subsidiary warrants outstanding	48,904,037	48,904,037

In arriving at the fair value of stock price as of December 31, 2019 and March 31, 2020, no discount was applied to the trading price of the PEC stock, as a result of illiquidity in the volumes being traded on the OTC markets. Risk-free interest rate was based on rates established by the Federal Reserve Bank. The volatility rate was based on stock prices of comparable companies.

Profits Interest – The fair value of the profits interest was determined using an expected cash flow analysis.

Warrant Liability – In connection with its Note Purchase Agreement (see Note 8), the Company issued the FB Loan Warrant and utilized the Black-Scholes pricing model. Absent the Company’s sequencing policy as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020, the Company would have recorded these warrants as equity classified. The warrant liability was recorded at the date of grant at fair value with subsequent changes in fair value recognized in earnings each reporting period. The fair value of the warrant liability at grant date totaled $15.6 million, and on March 31, 2020 the fair value of the warrant liability totaled $16.0 million, resulting in a change in fair value of $0.4 million that is reported as a component of other income/(expense) in the condensed consolidated statement of operations for the three months ended March 31, 2020.

The significant assumptions used in the valuation are as follows:

March 31, 2020
Fair value of underlying common shares	$ 4.78 - 4.97
Exercise price	$5.00
Dividend yield	-%
Historical volatility	52.6% - 52.8%
Risk free interest rate	0.14% – 0.66%

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Embedded Put Option – The Series D Convertible Preferred Stock (the “Series D Preferred Stock”) contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability using the Monte Carlo simulation model with the following inputs:

	March 31, 2020	December 31, 2019
Stock price	$8.35 – $9.20	$8.91 – $9.03
Fixed conversion price	$0.25	$0.25
Risk free rate	0.2 – 0.4%	1.6%
Contractual term (years)	1.2 – 1.5	1.2 – 1.5
Expected dividend yield	8.0%	8.0%
Expected volatility	87.2% - 94.8%	89.2% - 90.4%

Note 10 – Convertible Notes Payable

At March 31, 2020 and December 31, 2019, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying amount
Convertible notes
JSJ Investments (2)	12/6/2019	10%	12/6/2020	$255	$(174)	$443	$524
Eagle Equities (3)	12/12/2019	12%	12/12/2020	210	(147)	297	360
BHP Capital (4)	12/20/2019	10%	12/20/2020	125	(85)	120	160
GS Capital Partners (5)	1/17/2020	10%	1/17/2021	150	(120)	210	240
EMA Financial, LLC (6)	2/6/2020	10%	11/6/2020	125	(100)	204	229
Adar Alef, LLC (7)	2/10/2020	12%	2/10/2021	150	(129)	220	241
BHP Capital (8)	3/24/2020	10%	3/24/2020	100	(95)	99	104
Jefferson Street Capital, LLC (9)	3/24/2020	10%	3/24/2020	100	(95)	99	104
Balance at March 31, 2020				$1,215	$(945)	$1,692	$1,962

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying amount
Convertible notes
Adar Bays – Alef (1)	7/30/2019	10%	7/30/2020	275	(159)	379	495
JSJ Investments (2)	12/06/2019	10%	12/6/2020	255	(238)	422	439
Eagle Equities (3)	12/12/2019	12%	12/12/2020	210	(199)	285	296
BHP Capital (4)	12/20/2019	10%	12/20/2020	125	(114)	117	128

Balance at December 31, 2019				$865	$(710)	$1,203	$1,358

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The derivative liability results from the variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using a Binomial Lattice model on the dates that the notes were issued and were subsequently revalued at March 31, 2020 and December 31, 2019, using the Monte Carlo simulation model with the following weighted average assumptions:

	March 31, 2020	December 31, 2019

Stock Price	$7.74 – 9.45	$8.91 – 10.15
Risk Free Interest Rate	0.12 – 1.56%	1.52 - 1.60%
Expected life (years)	0.33 – 1.00	0.58 – 1.00
Expected dividend yield	0%	0%
Expected volatility	91.3 – 134.0%	90.0 – 95.3%

Fair Value – Note Variable Share Settlement Feature (in thousands)	$1,692	$1,203

(1)

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

On January 20, 2020, the Company repaid the principal balance of $275,000 and accrued interest of approximately $16,000.

(2)	On December 6, 2019, the Company issued a convertible promissory note to JSJ Investments with a principal balance of $255,000. The Company received net proceeds of $250,000. The note matures on December 6, 2020 and bears interest at 10% per annum. The Company may prepay this note and unpaid interest on or prior to July 3, 2020. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 47% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(3)	On December 12, 2019, the Company issued a convertible promissory note to Eagle Equities, LLC with a principal balance of $210,000. The Company received net proceeds of $200,000. The note matures on December 12, 2020 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock, at any time after the six month anniversary of the note, at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(4)	On December 20, 2019, the Company issued a convertible promissory note to BHP Capital NY Inc. with a principal balance of $125,000. The Company received net proceeds of $122,500. The note matures on December 20, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date. In connection with the promissory note, the Company issued 5,000 shares of its restricted common stock with a fair value of approximately $47,000. The Company will have the option to buy back the shares 180 days from the issue date, for a one-time payment of $8.00 per share.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(5)	On January 17, 2020, the Company issued a convertible promissory note to GS Capital Partners, LLC. with a principal balance of $150,000. The note matures on January 17, 2021 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(6)	On February 6, 2020, the Company issued a convertible promissory note to EMA Financial, LLC. with a principal balance of $125,000. The note matures on November 6, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock equal to the lower of (i) the lowest closing price of the common stock during the preceding twenty (20) day trading period ending on the latest trading day prior to the note issuance date or (ii) at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(7)	On February 10, 2020, the Company issued a convertible promissory note to Adar Alef, LLC. with a principal balance of $150,000. The note matures on February 10, 2021 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(8)	On March 24, 2020, the Company issued a convertible promissory note to BHP Capital NY Inc. with a principal balance of $100,000. The note matures on demand and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(9)

On March 24, 2020, the Company issued a convertible promissory note to Jefferson Street Capital, LLC. with a principal balance of $100,000. The note matures on demand and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

On January 29, 2020, the Company issued a convertible promissory note to Auctus Fund, LLC. with a principal balance of $275,000. The note matures on November 29, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty five (25) day trading period ending on the latest complete trading day prior to the conversion date. On March 19, 2020, the Company repaid the principal balance and interest of approximately $4,000.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 – Temporary Equity

Series D Convertible Preferred Stock

On March 6, 2020, the Company (i) entered into a stock purchase agreement to issue 203,000 shares of its Series D Preferred Stock, for proceeds of $203,000 and (ii) redeemed the 203,000 shares of Series D Preferred Stock previously issued on September 6, 2019. As a result, the total number of shares of Series D Preferred Stock outstanding as of March 31, 2020 was 456,000 (see Note 16).

The following table summarizes the Company’s Series D Preferred Stock activities for the three months ended March 31, 2020 (dollars in thousands):

	Series D Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2019	461,839	$462
Issuance of Series D convertible preferred stock for cash	203,000	203
Offering cost related to issuance of Series D convertible preferred stock	-	(3)
Deemed dividends related to immediate accretion of offering cost	-	3
Accrued Series D preferred stock dividends	8,868	9
Bifurcated redemption feature of Series D convertible preferred stock	-	(171)
Deemed dividends related to immediate accretion of bifurcated redemption feature of Series D convertible preferred stock	-	171
Redemption of Series D preferred stock (including accrued dividends)	(210,831)	(211)
Total temporary equity as of March 31, 2020	462,876	$463

The redemption of the 203,000 shares of Series D Preferred Stock (previously issued on September 6, 2020) on March 6, 2020 occurred as follows (amounts in thousands except share and per share values):

Series D preferred stock issued	203,000
Per share value	$1.00
$203
Accrued dividends	$8
$211
Redemption percentage	$1.29
Total	$272

Holders of shares of the Series D Preferred Stock are entitled to receive, cumulative cash dividends at the rate of 8% on $1.00 per share of the Series D Preferred Stock per annum (equivalent to $0.08 per annum per share), subject to adjustment. The dividends are payable solely upon redemption, liquidation or conversion. The Company recorded approximately $9,000 accrued dividend as of March 31, 2020.

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

The initial discounted carrying value resulted in recognition of a bifurcated redemption feature of $171,000, further reducing the initial carrying value of the shares of Series D Preferred Stock. The discount to the aggregate stated value of the shares of Series A Convertible Preferred Stock, resulting from recognition of the bifurcated redemption feature was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Series D Shares. The accretion is presented in the condensed consolidated statement of operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 – Stockholders’ Equity / (Deficit)

Preferred Stock Designations

On March 20, 2020, FaceBank amended its Articles of Incorporation to withdraw, cancel and terminate the previously-filed (i) Certificate of Designation of with respect to 5,000,000 shares of its Series A Preferred Stock, par value $0.0001 per share, (ii) Certificate of Designation with respect to 1,000,000 shares of its Series B Preferred Stock, par value $0.0001 per share, (iii) Certificate of Designation with respect to 41,000,000 shares of its Series C Preferred Stock, par value $0.0001 per share and (iv) Certificate of Designation with respect to 1,000,000 shares of its Series X Preferred Stock, par value $0.0001 per share. Upon the withdrawal, cancelation and termination of such designations, all shares previously designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series X Preferred Stock were returned to the status of authorized but undesignated shares of FaceBank’s Preferred Stock, par value $0.0001 per share.

On March 20, 2020, in connection with the Merger, FaceBank filed an amendment to its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). The Series AA Convertible Preferred Stock (the “Series AA Preferred Stock”) has no liquidation preference. The Series AA Preferred Stock is entitled to receive dividends and other distributions as and when paid on the Common Stock on an as converted basis. Each share of Series AA Preferred Stock is initially convertible into two shares of Common Stock, subject to adjustment as provided in the Series AA Preferred Stock Certificate of Designation and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Each share of Series AA Preferred Stock shall have 0.8 votes per share (the “Voting Rate”) on any matter submitted to the holders of the Common Stock for a vote and shall vote together with the Common Stock on such matters for as long as the Series AA Preferred Stock is outstanding. The Voting Rate shall be subject to adjustment in the event of stock splits, stock combinations, recapitalizations reclassifications, extraordinary distributions and similar events.

Common Stock Activity

Issuance of Common Stock for Cash

The Company raised approximately $2.3 million through issuances of an aggregate of 795,593 shares of its common stock in private placement transactions during the three months ended March 31, 2020 to investors.

Issuance of Common Stock Related to PEC Acquisition

During the three-months ended March 31, 2020, the Company issued 1,552,070 shares of its common stock in exchange for 3,727,080 shares of its subsidiary PEC. The interests exchange in PEC were previously recorded within noncontrolling interests and the transaction was accounted for as a reduction of $1.1 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in Additional paid-in capital.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Issuance of Common Stock for Services Rendered

On January 1, 2020, the Company entered into the first amendment to a joint business development agreement and issued 200,000 shares of its restricted common stock with a fair value of $1.8 million in exchange for business development services.

During the three months ended March 31, 2020, the Company issued 275,000 shares of its common stock with a fair value of $2.3 million in exchange for consulting services.

During the three months ended March 31, 2020, the Company issued 62,500 shares of its common stock with a fair value of approximately $0.6 million in exchange for services rendered in connection with the Company’s amended Digital Likeness Development Agreement by and among Floyd Mayweather, the Company and FaceBank, Inc., effective as of July 31, 2019, as amended (the “Mayweather Agreement”).

During the three months ended March 31, 2020, the Company issued 2,500 shares of its common stock with a fair value of $26,000 in exchange for consulting services.

Issuance of Common Stock for Employee Compensation

On February 20, 2020, the Company issued 300,000 shares of its common stock to an officer of the Company at a fair value of $2.7 million, or $9.00 per share.

During the three months ended March 31, 2020, the Company issued 200,000 shares of its common stock with a fair value of $1.6 million as compensation to service providers for services rendered.

Issuance of Common Stock in Connection with Convertible Notes

During the three months ended March 31, 2020, the Company issued 7,500 shares of its common stock with a fair value of approximately $0.1 million in connection with the issuance of convertible notes.

Equity Compensation Plan Information

The Company’s 2014 Equity Incentive Stock Plan (the “2014 Plan”) provides for the issuance of up to 166,667 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants. The 2014 Plan is administered by the Company’s Board and has a term of 10 years.

Contemporaneous with the closing of the Merger, the Company assumed 8,051,098 stock options issued and outstanding under the fuboTV Inc. 2015 Equity Incentive Plan (the “2015 Plan”) with a weighted-average exercise price of $1.32 per share. From an after the Effective Time, such options may be exercised for shares of our common stock under the terms of the 2015 Plan.

On April 1, 2020, the Company approved the establishment of the FaceBank 2020 Equity Incentive Plan. The Company created an incentive option pool of 12,116,646 shares of FaceBank Common Stock under the Plan.

On May 21, 2020, we established our Outside Director Compensation Policy to set forth guidelines for the compensation of our non-employee directors for their service on our Board of Directors.

Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on 10 years. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. During the three months ended March 31, 2020, 280,000 options were granted outside of the Plan, and there were no options granted during the three months ended March 31, 2019.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following reflects the stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	16,667	$28.20	$-	8.1
Granted	280,000	$7.20	$322,000	4.7
Outstanding as of March 31, 2020	296,667	$8.38	$322,000	4.9

Options vested and exercisable as of March 31, 2020	296,667	$8.38	$322,000	4.9

During the three months ended March 31, 2020, in connection with the Mayweather Agreement, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. This option has a fair value of $1,031,000, a five-year term and expires on December 21, 2024.

As of March 31, 2020, there was no unrecognized stock-based compensation expense.

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2020 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2019	200,007	$12.15	$-
Issued	3,411,349	$5.11	$11,038,616
Expired	(200,000)	$-	$-
Outstanding as of March 31, 2020	3,411,356	$5.16	$11,038,616
Warrants exercisable as of March 31, 2020	3,411,356	$5.16	$11,038,616

On March 19, 2020, in connection with its Note Purchase Agreement (see Note 8), the Company issued the FB Loan Warrant, a warrant to purchase 3,269,231 shares of its common stock with a fair value of $15.6 million.

On March 30, 2020, the Company issued 142,118 warrants in connection with a $1.1 million convertible note. The exercise price is $7.74 with a 5-year term. The Company received the proceeds from the convertible note on April 1, 2020 and will therefore record the balance sheet impact of this warrant and convertible note on April 1, 2020.

Note 13 – Leases

On February 14, 2019, the Company entered into a lease for offices in Jupiter, Florida. The lease has an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,437. The Company has an option to extend the lease for another year until August 31, 2021 for an annual rent of $94,884 and a second option for a further annual extension until August 31, 2022 for an annual rent of $97,730. The Company recorded the lease obligations in accordance with ASC 842.

As part of the acquisition of Nexway on September 19, 2019, the Company recognized right of use assets of $3.6 million and lease liabilities of $3.6 million associated with operating lease obtained in the acquisition. At March 31, 2020, the Company deconsolidated its investment in Nexway and accordingly, reduced its operating lease liabilities and right of use assets to zero.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following summarizes quantitative information about the Company’s Florida operating lease (amounts in thousands, except lease term and discount rate):

For the Three Months Ended March 31, 2020
Operating leases
Operating lease cost	$98
Variable lease cost	73
Operating lease expense	171
Short-term lease rent expense	-
Total rent expense	$171

Operating cash flows from operating leases	$75
Right-of-use assets exchanged for operating lease liabilities	$125
Weighted-average remaining lease term – operating leases	0.4
Weighted-average monthly discount rate – operating leases	0.8%

The Company’s operating lease expires on August 31, 2020 and the remaining liability totals $37,000. The Company has decided not to extend the lease.

Note 14 – Commitments and Contingencies

Litigation

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred.

In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $524,000 which remains on the balance sheet as a liability at March 31, 2020 and December 31, 2019. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

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

Note 15 – Acquisition of fuboTV

As described in Note 1, on April 1, 2020, we consummated the acquisition of Pre-Merger fuboTV by the merger of Merger Sub into fuboTV, whereby fuboTV continued as the surviving corporation and became a wholly-owned subsidiary of FaceBank pursuant to the terms of the Merger Agreement.

In accordance with the terms of the Merger Agreement, all of the capital stock of fuboTV was converted into the right to receive 34,324,362 shares Series AA Preferred Stock, a newly-created class of stock. Pursuant to the Series AA Certificate of Designation, each share of Series AA Preferred Stock is convertible into two (2) shares of FaceBank’s common stock. In addition, each outstanding option to purchase shares of common stock of fuboTV was assumed by FaceBank and converted into an option to acquire FaceBank’s common stock. In addition, in accordance with the terms of the Merger Agreement, at the Effective Time the Company assumed 8,051,098 stock options issued and outstanding under the fuboTV Inc. 2015 Equity Incentive Plan (the “2015 Plan”) with a weighted-average exercise price of $1.32 per share. From and after the Effective Time, such options may be exercised for shares of FaceBank’s common stock under the terms of the 2015 Plan.

FaceBank Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The preliminary purchase price amounted to $596.1 million which represents the $529.7 market value ($8.20 per share as of April 1, 2020) of 64.6 million common shares plus the $66.4 million value of 8.1 million stock options on an as-converted basis. This preliminary purchase price excludes transaction costs.

The Company will account for the Merger as a business combination under the acquisition method of accounting. As such, the purchase price will be allocated to the net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed. The Company will reflect the preliminary purchase price allocation in its consolidated financial statements for the year ending December 31, 2020.

Note 16 – Subsequent Events

Refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements for a description of the amendments to the Note Purchase Agreement since March 31, 2020.

Redemption of Series D Preferred Stock

On June 16, 2020, the Company redeemed 253,000 shares of its Series D Preferred Stock in exchange for $339,174. As of July 2, 2020, the total number of shares of Series D Preferred Stock outstanding was 203,000.

Issuance of Securities in Private Placements

Certain of the common stock issuances noted below remain issuable as of the date of the filing of this Quarterly Report.

Issuance of Common Stock and Warrants for Cash

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 3,735,922 shares (the “Purchased Shares”) of the Company’s common stock at a purchase price of $7.00 per share and issued warrants to the Investors covering a total of 3,735,922 shares of the Company’s common stock (the “Warrants”) for an aggregate purchase price of $26,151,454.

On July 2, 2020, the Company entered into a Purchase Agreement with Credit Suisse Capital LLC, pursuant to which the Company sold 2,162,163 shares (the “CS Shares” and together with the Purchased Shares, the “Total Shares”) of the Company’s common stock at a purchase price of $9.25 per share for an aggregate purchase price of $20,000,007.75.

Since March 31, 2020, the Company raised an additional $403,895.00 through issuances of an aggregate of 111,459 shares of its common stock in private placement transactions to several other investors.

Issuance of Common Stock Related to PEC Acquisition

Since March 31, 2020, the Company has issued 1,201,749 shares of its common stock in exchange for 14,222,975 shares of its subsidiary PEC.

Issuance of Convertible Notes and Related Warrants for Cash

Since March 31, 2020, the Company issued convertible notes with a principal balance of approximately $2.1 million. In connection with such notes, the Company issued (i) 55,000 shares of its common stock and (ii) warrants to purchase an aggregate of 55,172 shares of its common stock at an initial exercise price of $9.00 per share.

Issuance of Warrant for Services Rendered

On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share.

Stock Option Grants to Executive Officers

On June 8, 2020, the Company granted an options to purchase 850,000 shares of its common stock at an exercise price of $10.435 per share in connection with an employment agreement for the Company’s Chief Financial Officer.

On June 28, 2020, the Company granted an option to purchase 1,203,297 shares of common stock at an exercise price of $11.15 per share in connection with a Letter Agreement by and between the Company and its Executive Chairman.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

The results of our operations for the three months ended March 31, 2020 are not readily comparable against the results of our operations in the comparable prior year three month period ended March 31, 2019 as a result of our acquisition of Facebank AG and our acquisition of and then deconsolidation of Nexway AG and its subsidiaries.

In addition, because of the acquisition of fuboTV on April 1, 2020, the results of our operations going forward will be markedly different. We encourage our investors to review the Pro Forma Unaudited Condensed Combined financial statement presentation as of and for the year ended December 31, 2019 that was included as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A that was filed with the Commission on June 17, 2020, as well as the Company’s forthcoming Current Report on Form 8-K/A that will include additional Pro Forma Unaudited Condensed Combined financial statements as of and for the period ended March 31, 2020.

Incorporation

FaceBank Group, Inc. (the “Company” or “FaceBank”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. On September 30, 2019, the Company’s name was changed to FaceBank Group, Inc.

Merger with fuboTV Inc.

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Inc., a Delaware corporation (“fuboTV”), whereby fuboTV continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV (the “Merger Agreement” and such transaction, the “Merger”) (See Note 15).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the capital stock of fuboTV was converted into the right to receive shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”) (See Note 12). Each share of Series AA Preferred Stock is entitled to 0.8 votes per share and is convertible into two (2) shares of our common stock, only in connection with a bona fide transfer to a third party pursuant to Rule 144. Until the time we are able to uplist to a national securities exchange, the Series AA Preferred Stock benefits from certain protective provisions that, for example, require us to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class, before undertaking certain matters.

As a result of the Merger, fuboTV, a leading live TV streaming platform for sports, news, and entertainment, became a wholly-owned subsidiary of the Company. Before the Merger, Facebank Group was and continues to be a character-based virtual entertainment company, and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. Following the Merger, we operate our business under the name “fuboTV” and we are in the process of changing the name of FaceBank Group, Inc. to fuboTV, Inc. On May 1, 2020, the Company’s trading symbol was changed to “FUBO”. Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to FaceBank and its subsidiaries on a consolidated basis, and fuboTV Pre-Merger refers to fuboTV Inc. prior to the Merger.

In connection with the Merger, on March 11, 2020, FaceBank and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided FaceBank with a $100,000,000 revolving line of credit (the “Credit Facility”). The Credit Facility is secured by substantially all the assets of FaceBank. As of July 6, 2020, there are no amounts outstanding under the Credit Facility, and the Company does not intend to draw down on this Credit Facility. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the Credit Facility.

On March 19, 2020, FaceBank, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and FaceBank, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10,050,000 (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.65 million. In connection with the FB Loan, FaceBank, fuboTV and certain of their respective subsidiaries granted a lien on substantially of their assets to secure the obligations under the Senior Notes. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the Note Purchase Agreement.

Prior to the Merger, fuboTV Pre-Merger and its subsidiaries were party to a Credit and Guaranty Agreement, dated as of April 6, 2018 (the “AMC Agreement”), with AMC Networks Ventures LLC as lender, administrative agent and collateral agent (“AMC Networks Ventures”). fuboTV Pre-Merger previously granted AMC Networks Ventures a lien on substantially all of its assets to secure its obligations thereunder. The AMC Agreement survived the Merger and, as of the Effective Time, there was $24.9 million outstanding under the AMC Agreement, net of debt issuance costs. In connection with the Merger, FaceBank guaranteed the obligations of fuboTV under the AMC Agreement on an unsecured basis. The liens of AMC Networks Ventures on the assets of fuboTV are senior to the liens in favor of FB Loan and FaceBank securing the Senior Notes.

Nature of Business

The Company is a leading digital entertainment company, combining fuboTV Pre-Merger’s direct-to-consumer live TV streaming, or vMVPD, platform with FaceBank Pre-Merger’s technology-driven IP in sports, movies and live performances. We expect that this business combination will create a content delivery platform for traditional and future-form IP. We plan to leverage FaceBank’ IP sharing relationships with leading celebrities and other digital technologies to enhance its already robust sports and entertainment offerings.

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

Corporate Information

Our headquarters are located at 1330 Avenue of the Americas, New York, NY 10019, and our telephone number is (212) 672-0055. You can access our websites, including historical financial information pertaining to fuboTV Pre-Merger, at https://fubo.tv, https://ir.fubo.tv, https://facebankgroup.com and https://ir.facebankgroup.com. Information contained on our websites is not part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019

Revenues
Revenues	$7,295	$-
Total Revenues

Operating Expenses
General and administrative	20,203	1,037
Amortization of intangible assets	5,217	5,153
Depreciation	3	5
Total Operating Expenses	25,423	6,195
Change in fair value of subsidiary warrant liability	(15)	2,477
Change in fair value of warrant liability	(366)	-
Change in fair value of shares settled liability	(180)	-
Change in fair value of derivative liability	297	128
Interest expense	(2,581)	(446)
Gain on deconsolidation of Nexway	39,249	-
Loss on issuance of convertible notes, bonds and warrants	(24,053)	-
Other expense	(436)	-
Total Other Income	11,915	2,159
Loss before income taxes	(6,213)	(4,036)
Income tax benefit	(1,038)	(1,169)
Net loss	$(5,175)	$(2,867)

Revenue

During the three months ended March 31, 2020, we recognized revenues of $7.3 million. The revenues recognized are related to the sale of our software licenses. There were no revenues recognized during the three months ended March 31, 2019.

General and Administrative

During the three months ended March 31, 2020, general and administrative expenses totaled $20.2 million, compared to $1.0 million for the three months ended March 31, 2019. The increase of $19.2 million is primarily related to $9.2 million compensation expenses, $3.6 million marketing and advertising and $6.2 million other general and administrative expenses resulting from our 2019 acquisitions of Facebank AG and Nexway.

Depreciation and Amortization

During the three months ended March 31, 2020, amortization expenses totaled $5.2 million compared to $5.2 million during the three months ended March 31, 2019.

Other Income (Expense)

During the three months ended March 31, 2020, we recognized $11.9 million of other income, compared to $2.2 million of other income during the three months ended March 31, 2019. The $9.8 million increase to other income is primarily related to $39.2 million of gain on deconsolidation of Nexway, $0.3 million for the change in fair value of our derivative liability related to our convertible notes and preferred stock, offset by debt discount of $2.6 million related to our convertible notes, $0.4 million for the loss in fair value of warrant liability, $0.2 million for the loss in fair value of shares settled liability and $24.1 million of loss on issuance of convertible notes, bonds and warrants.

Income Taxes

During the three months ended March 31, 2020, we recognized an income tax benefit of $1.0 million. The Company’s deferred tax liability and income tax benefit relates to our amortizable intangible assets. The amortization of intangible assets of $1.0 million caused the deferred tax liability to decrease by $1.0 million, which resulted in the recognition of an income tax benefit.

Net Loss

During the three months ended March 31, 2020, we recorded a net loss of $5.2 million, compared to a net loss of $2.9 million for the three months ended March 31, 2019. The increase in net loss of $2.3 million is primarily due to higher stock-based compensation expense of $9.1 million and a gain of $39.2 million on deconsolidation of Nexway, $24.1 million loss on issuance of convertible notes, bonds and warrants, debt discount of $2.6 million related to our convertible notes and net revenue of $7.3 million recognized from the sale of our software licenses.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash of $0.1 million, a working capital deficiency of $31.4 million and an accumulated deficit of $140.1 million at March 31, 2020. The Company incurred a $5.2 million net loss for the three months ended March 31, 2020. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that those financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including its ability to successfully attract and retain subscribers, develop new technologies that can compete in a rapidly changing market with many competitors and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of an equity financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2020	2019
Net Cash Used in Operating Activities	$(7,478)	$(582)
Net Cash Used in Investing Activities	(2,421)	(801)
Net Cash Provided by Financing Activities	2,356	1,658
Net Change in Cash	$(7,543)	$275

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $9.9 million, which consisted of our net loss of $5.2 million, adjusted for non-cash expenses of $5.7 million, including $5.2 million of amortization expenses related to our intangible assets, loss on issuance of convertible notes, bonds and warrants of $24.1 million, $9.1 stock-based compensation, $1.7 million of amortization of the debt discount, $0.4 million of change in fair value of warrant liability, $0.2 million of change in fair value of shares settled liability and $0.1 million of interest expense related to our convertible notes payable, offset by $0.3 million related to the change in fair value of our subsidiary warrant liability and our derivative liability, $42.6 million on deconsolidation of Nexway and $1.0 million of income tax benefit. Changes in operating assets and liabilities primarily consisted of increases in accounts payable and accrued expenses of $1.0 million, offset by a decrease in accounts receivable of $0.9 million.

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

Investing Activities

In March 2020, we advanced $2.4 million to fuboTV in accordance with the Merger Agreement.

For the three months ended March 31, 2019, net cash used in investing activities was $0.8 million, which primarily consisted of our $1.0 million payment for our investment in Panda Productions (HK) Limited (“Panda”), offset by $0.2 million received from accredited investors for an interest in Panda.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $2.4 million. The net cash provided is primarily related to $2.3 million of proceeds received from the sale of our common stock, $0.2 million of proceeds received from the issuance of our Series D Preferred Stock, $78,000 received as an advance from a related party, $0.9 million of proceeds received from the issuance of a convertible note, offset by repayments of $0.6 million in connection with our convertible notes, repayments of $0.3 million to related parties and redemption of $0.3 million of Series D Preferred Stock.

For the three months ended March 31, 2019, net cash provided by financing activities was $1.7 million. The net cash provided is primarily related to $1.8 million of proceeds received from the sale of our common stock, $65,000 of proceeds received from the issuance of our subsidiary’s common stock, offset by repayments of $0.2 million of our convertible notes.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration issued in business acquisitions, investments, depreciable lives of property and equipment, analysis of impairments of recorded goodwill and other long-term assets, accruals for potential liabilities, assumptions made in valuing derivative liabilities, assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements and deferred income taxes and related valuation allowance.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer , we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our December 31, 2019 Annual Report on Form 10-K, as filed with the SEC, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The COVID-19 pandemic could negatively affect our internal controls over financial reporting, including our ongoing process of remediating the material weakness in our disclosure control and procedures, as a portion of our workforce is required to work from home and standard processes are disrupted. New processes, procedures, and controls which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are and may be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, in our opinion, the likelihood of any material adverse impact on our consolidated results of operations, cash flows or our financial position for any such litigation or claims is deemed to be remote. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company issued shares of its common stock consisting of 777,500 shares issued to advisors in connection with the Merger, 262,500 shares in connection with celebrity rights agreements, 795,593 shares in private placement transactions, and 1,552,070 shares in connection with its subsidiary share exchange agreement with PEC.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to the Series AA Certificate of Designation and in accordance with the Merger Agreement, until the earlier of the time that (i) no shares of Series AA Preferred Stock remain issued and outstanding and (ii) the Company’s common stock is listed on Nasdaq or The New York Stock Exchange, the holders of Series AA Preferred Stock, voting as a separate class (the “Series AA Holders”), and with each share of Series AA Preferred Stock having one vote on such matter, has the right to elect any replacement of any of the three directors (of the total of seven directors) designated by fuboTV Inc. and added to the Board of Directors of FaceBank pursuant to the closing of the transactions as contemplated in the Merger Agreement. If the Series AA Holders fail to elect a sufficient number of directors to fill all directorships for which they are entitled to elect directors, then any directorship not so filled shall remain vacant until such time as the Series AA Holders elect a person to fill such directorship, and no such directorship may be filled other than by the Series AA Holders.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2
3.1(n)*	Articles of Amendment to Articles of Incorporation dated September 29, 2016

3.1(o)*	Articles of Amendment to Articles of Incorporation dated January 9, 2017
3.1(p)*	Articles of Amendment to Articles of Incorporation dated May 11, 2017
3.1(q)*	Articles of Amendment to Articles of Incorporation dated February 12, 2018
3.1(r)*	Articles of Amendment to Articles of Incorporation dated January 29, 2019
3.1(s)*	Articles of Amendment to Articles of Incorporation dated July 12, 2019
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
4.1	Warrant dated March 19, 2020 issued by FaceBank Group, Inc. to FB Loan Series I, LLC.	8-K	March 23, 2020	4.1
4.2*	Common Stock Warrant dated May 25, 2020 issued by FaceBank Group, Inc. to ARETE Wealth Management.
4.3*	Common Stock Warrant dated March 30, 2020 issued by FaceBank Group, Inc. to Auctus Fund, LLC.
4.4*	Common Stock Warrant dated April 20, 2020 issued by FaceBank Group, Inc. to Platinum Point Capital LLC.
4.5*	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020.
4.6*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.7*	Convertible promissory note in favor of GS Capital Partners, LLC for $150,000 dated January 17, 2020.
4.8*	Convertible promissory note in favor of Auctus Fund, LLC for $275,000 dated January 29, 2020.
4.9*	Convertible promissory note in favor of EMA Financial, LLC for $125,000 dated February 6, 2020.
4.10*	Convertible promissory note in favor of Adar Alef, LLC for $150,000 dated February 10, 2020.
4.11*	Convertible promissory note in favor of Jefferson Street Capital LLC for $100,000 dated March 24, 2020.
4.12*	Convertible promissory note in favor of BHP Capital NY Inc. for $100,000 dated March 24, 2020.
4.13*	Convertible promissory note in favor of Auctus Fund, LLC for $1,100,000 dated March 30, 2020.
4.14*	Convertible promissory note in favor of Eagle Equities LLC for $275,000 dated March 31, 2020.
4.15*	Convertible promissory note in favor of Platinum Point Capital LLC for $103,000 dated March 31, 2020.
10.1†	2014 Incentive Stock Plan	10-K	April 16, 2014	4.1
10.2*†	fuboTV Inc. 2015 Equity Incentive Plan.
10.3*†	Form of Stock Option Agreement under fuboTV Inc. 2015 Equity Incentive Plan.
10.4*†	FaceBank Group, Inc. 2020 Equity Incentive Plan.
10.5*†	Form of Stock Option Agreement under FaceBank Group, Inc. 2020 Equity Incentive Plan.
10.6	Loan and Security Agreement dated as of March 19, 2020 by and between fuboTV, Inc., as borrower and FaceBank Group, Inc., as lender.	8-K	March 23, 2020	10.1
10.7	Credit Agreement entered into as of March 11, 2020 between FaceBank Group, Inc. and HLEE Finance S.a.r.l.	8-K	March 23, 2020	10.2
10.8	Security Agreement dated March 11, 2020 by and between FaceBank Group, Inc., as Grantor in favor of HLEE Finance S.a.r.l.	8-K	March 23, 2020	10.3
10.9	Note Purchase Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation, as Borrower and FB Loan Series I, LLC, as Purchaser.	8-K	March 23, 2020	10.4
10.10	Amendment to the Note Purchase Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation.	8-K	April 27, 2020	10.1
10.11	Senior Secured Note dated March 19, 2020 payable to FB Loan Series I, LLC.	8-K	March 23, 2020	10.5

10.12	Consent and Second Amendment to Note Purchase Agreement dated as of May 28, 2020 by and among FaceBank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC and FB Loan Series I, LLC.	10-K	May 29, 2020	10.64
10.13	Security Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation, as Grantors and Borrower in favor of FB Loan Series I, LLC, as Purchaser.	8-K	March 23, 2020	10.6
10.14	Collateral Assignment of Loan Agreement dated as of March 19, 2020 by and between FaceBank Group, Inc. and FB Loan Series I, LLC.	8-K	March 23, 2020	10.7
10.15	Collateral Assignment of Merger Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp and FB Loan Series I, LLC.	8-K	March 23, 2020	10.8
10.16	Trademark Security Agreement dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp., Evolution AI Corporation and Pulse Evolution Corporation in favor of FB Loan Series I, LLC.	8-K	March 23, 2020	10.9
10.17	Guaranty Agreement, dated as of April 30, 2020, issued by Sports Rights Management, LLC to FB Loan Series I, LLC.	8-K	May 6, 2020	10.3
10.18	Joinder Agreement dated as of April 30, 2020 and effective April 2, 2020, by and among fuboTV Inc., Sports Rights Management, LLC, and FB Loan Series I, LLC.	8-K	May 6, 2020	10.2
10.19	Counterpart Agreement, dated as of April 30, 2020, by and between FaceBank Group, Inc. and AMC Networks Ventures LLC.	8-K	May 6, 2020	10.1
10.20	Securities Purchase Agreement dated as of March 19, 2020 by and between FaceBank Group, Inc. and FB Loan Series I, LLC.	8-K	March 23, 2020	10.10
10.21	Form of Indemnification Agreement by and between FaceBank Group, Inc. and its directors and officers.	8-K	April 7, 2020	10.2
10.22†	Employment Agreement dated as of April 1, 2020 by and between FaceBank Group, Inc. and David Gandler.	8-K	April 7, 2020	10.1
10.23†	Letter Agreement by and between FaceBank Group, Inc. and Edgar Bronfman Jr., dated as of April 29, 2020.	8-K	May 5, 2020.	10.1
10.24†	Employment Agreement dated as of May 30, 2020 by and between FaceBank Group, Inc. and Simone Nardi.	8-K	June 12, 2020	10.1
10.25*	Third Amendment to Note Purchase Agreement dated as of July 1, 2020 by and among Facebank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC, as Borrower, and FB Loan Series I, LLC, as Purchaser.
10.26*°	Lease, dated August 24, 2016, by and between fuboTV Inc. and RXR 1330 Owner LLC.
10.27*	First Amendment to Lease, dated January 22, 2018, by and between fuboTV Inc. and RXR 1330 Owner LLC.
10.28*°	Sublease, dated February 20, 2020, by and between fuboTV Inc. and Welltower, Inc.
10.29*°	Lease and Service Agreement, dated September 1, 2018, by and between Recall, Inc. and Town Center, Inc.
10.30*	Lease Agreement, dated February 14, 2019, by and between Recall Studies, Inc. and JYC Investors, LLC.
10.31*	Form of Purchase Agreement, by and between the Company and the Purchaser
10.32	Amended Digital Likeness Development Agreement.	10-K	May 29, 2020	10.63
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

† Management contract or compensatory plan or arrangement.

° Redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACEBANK GROUP, INC.

Date: July 6, 2020	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FACEBANK GROUP, INC.

Date: July 6, 2020	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer))

