Form 10-K/A
period 2019-12-31
FaceBank Group, Inc.
filed 2020-08-11
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2020, was 42,064,459 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS

FORM 10-K/A

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

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the quarter ended June 30, 2020, the Company identified an inadvertent error in the accounting for goodwill relating to the Company’s acquisitions of Nexway and Facebank AG. Goodwill was inadvertently impaired at December 31, 2019. Accordingly, the Company is restating herein its previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2019.

Also, the Company is restating Item 9A to correct the list of material weaknesses that were identified in connection with the evaluation that was conducted in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission on May 29, 2020.

Part II

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

Results of Operations for the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018
Revenues	$4,271	-
General and administrative	(13,793)	(6,746)
Amortization of intangible assets	(20,682)	(8,209)
Impairment of intangible assets	(8,598)	-
Depreciation	(83)	(8)
Other income (expense)	(4,514)	(243)
Income tax benefit	5,272	2,114
Net loss	$(38,127)	$(13,092)

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

Long-Term Asset Impairments

During the year ended December 31, 2019 impairment expenses related to long-term assets totaled $8.6 million. We recognized $8.6 million of impairments related to the intangible assets acquired in connection with our acquisitions of Nexway and Facebank AG.

Other Income/Expense

During the year ended December 31, 2019 other expenses totaled $4.5 million compared to other expenses of $0.2 million for the year ended December 31, 2018. The $4.3 million increase to other expenses was primarily related to $8.3 million of losses recorded on investments in connection with our acquisitions of Facebank AG and Paddle 8, and our Panda investment, $2.1 million of interest expense related to our convertible notes and long-term borrowings, $0.2 million recorded for the change in fair value of our Panda interests, offset by $4.5 million recorded for the change in fair value of our subsidiary warrant liability, and $0.8 million for the change in fair value of our derivative liability related to our convertible notes and series D preferred stock.

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

Net Income/Loss

During the year ended December 31, 2019 and 2018, our net loss was $38.1 million and $13.1 million, respectively.

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

The Company has cash of $7.6 million, a working capital deficiency of $49.5 million and an accumulated deficit of $56.1 million at December 31, 2019. The Company recorded a net loss of $38.1 million and net cash provided by operating activities was $1.7 million for the year ended December 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that those financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating Activities

For the year ended December 31, 2019, net cash provided by operating activities was $1.7 million, which consisted of our net loss of $38.1 million, adjusted for non-cash expenses of $28.1 million including, $8.6 million of impairment charges recorded for intangible assets acquired with our acquisitions of Facebank AG and Nexway, $20.7 million of amortization expenses related to our intangible assets acquired with Evolution AI, $8.3 million of losses recorded on investments, $1.4 million of stock-based compensation, and $0.6 million of amortization of the debt discount, offset by $5.3 million related to the change in fair value of our subsidiary warrant liability and our derivative liability, and $5.3 million of income tax benefit. Changes in operating assets and liabilities primarily consisted of increases in accounts payable of $5.5 million, offset by a decrease in accounts receivable of $7.7 million.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission (the “SEC”), considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 4 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

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

During the year ended December 31, 2019, the Company recorded impairment charges of approximately $8.6 million related to the intangible assets acquired with the Company’s acquisition of Nexway and Facebank AG.

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

The Company tested goodwill for impairment as of December 31, 2019 and based on its review, the Company did not record a goodwill impairment charge during the year ended December 31, 2019. There were no goodwill impairment charges recorded during the year ended December 31, 2018. Changes in economic and operating conditions and the impact of COVID-19 could result in goodwill impairment in future periods.

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

Recently Issued Accounting Pronouncements

See Note 4 in the accompanying consolidated financial statements for a discussion of recent accounting policies.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting as described below.

Subsequent to this evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were still not effective as of December 31, 2019 because of the same material weaknesses previously identified.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All internal control systems, no matter how well designed, have inherent limitations.

Under the supervision and with the participation of our management, including our CEO and CFO, under the oversight of our Board of Directors, subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on May 29, 2020 (the “Original Filing”), we re-evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

In the evaluation that was conducted in connection with the Original Filing, our management determined that the following material weaknesses existed in our control over financial reporting:

●	We failed to adequately invest in our accounting and reporting functions such that we are unable to timely record transactions, reconcile accounts and convert local GAAP produced information outside of the United States into U.S. GAAP-compliant information to timely prepare and adequately review financial statements in accordance with U.S. GAAP across the spectrum of entities within our consolidated group.
●	We have not retained adequate financial and accounting personnel on a continuous basis, and such limited personnel are not involved when decisions are made by management, so they lack critical time and information in order to properly and timely report on the transactions and events.
●	Our management in the United States has failed to set up reporting functions and to manage the operations of majority-owned subsidiaries in Europe such that it is unable to timely produce the required accounting information for filing under its Exchange Act requirements.
●	We have not made the investment at the parent level required to properly document and maintain an effective internal control system in compliance with the requirements of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
●	We have failed to timely test for impairment of intangible assets and goodwill at our acquisition subsidiaries.
●	We have failed to timely record revenue in the proper net form as agent and not principal by our subsidiary Nexway AG.

In connection with our subsequent evaluation of the effectiveness of our internal control over financial reporting, our management determined that the material weaknesses in our internal control over financial reporting identified in the evaluation that was conducted in connection with the Original Filing still existed at the time of the subsequent evaluation.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of internal control over financial reporting has also been audited by L J Soldinger Associates, LLC, an independent registered public accounting firm.

Remediation Plan

We have identified and begun to implement a plan designed to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We will not consider the material weaknesses remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses as described in this Item 9A, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

For the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

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

Correction of an Error

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2019 consolidated financial statements to correct a misstatement in regards to the improper impairment of goodwill.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, incurred significant operating and cash flow losses and needs to raise additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

May 29, 2020, except for the effects of the restatement discussed in Note 2 as to which the date is August 10, 2020.

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

New York, NY

June 7, 2019

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Consolidated Balance Sheets

(in thousands, except for share and per share information)

	December 31, 2019 (As Restated)	December 31, 2018
ASSETS
Current assets
Cash	$7,624	$31
Accounts receivable, net	8,904	-
Inventory	49	-
Prepaid expenses	1,396	-
Total current assets	17,973	31

Property and equipment, net	335	14
Deposits	24	3
Financial assets at fair value	1,965	-
Intangible assets	116,646	136,078
Goodwill	227,763	149,975
Right-of-use assets	3,519	-
Total assets	$368,225	$286,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	36,373	$2,475
Accrued expenses	20,402	5,860
Due to related parties	665	398
Note payable	4,090	3,667
Notes payable - related parties	368	172
Convertible notes, net of $710 and $456 discount as of December 31, 2019 and 2018, respectively	1,358	587
Convertible notes - related parties	-	864
Shares settled liability for intangible asset	1,000	-
Profit share liability	1,971	-
Warrant liability - subsidiary	24	4,528
Derivative liability	376	-
Current portion of lease liability	815	-
Total current liabilities	67,442	18,551

Deferred income taxes	30,879	35,000
Other long-term liabilities	41	-
Lease liability	2,705	-
Long term borrowings	43,982	-
Total liabilities	145,049	53,551

COMMITMENTS AND CONTINGENCIES (Note 16)

Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 461,839 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of $462 as of December 31, 2019	462	-

Stockholders’ equity:
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock par value $0.0001: 400,000,000 shares authorized; 28,912,500 shares issued and 7,532,776 shares outstanding at December 31, 2019 and 2018, respectively	3	1
Additional paid-in capital	257,002	227,570
Accumulated deficit	(56,123)	(21,763)
Non-controlling interest	22,602	26,742
Accumulated other comprehensive loss	(770)	-
Total stockholders’ equity	222,714	232,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$368,225	$286,101

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

( in thousands except for share and per share information)

	For the Years Ended December 31,
	2019	2018
	(As Restated)
Revenues
Revenues, net	$4,271	$-
Total revenues	4,271	-
Operating expenses
General and administrative	13,793	6,746
Amortization of intangible assets	20,682	8,209
Impairment of intangible assets	8,598	-
Depreciation	83	8
Total operating expenses	43,156	14,963
Operating loss	(38,885)	(14,963)

Other income (expense)
Interest expense and financing costs	(2,062)	(2,651)
Gain on extinguishment of convertible notes	-	1,852
Loss on investments	(8,281)	-
Foreign currency loss	(18)	-
Other expense	726	(94)
Change in fair value of subsidiary warrant liability	4,504	(91)
Change in fair value of derivative liability	815	741
Change in fair value of Panda interests	(198)	-
Total other income (expense)	(4,514)	(243)
Loss before income taxes	(43,399)	(15,206)
Income tax benefit	(5,272)	(2,114)
Net loss	(38,127)	(13,092)
Less: net loss attributable to non-controlling interest	3,767	2,482
Net loss attributable to controlling interest	$(34,360)	$(10,610)
Less: Deemed dividend on Series D Preferred stock	(9)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	(589)	-
Net loss attributable to common stockholders	$(34,958)	$(10,610)

Other comprehensive income (loss)
Foreign currency translation adjustment	(770)	-
Comprehensive loss	$(35,728)	$(10,610)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.57)	$(2.37)

Weighted average shares outstanding:
Basic and diluted	22,286,060	4,481,600

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

(in thousands except for share information)

							Accumulated		Total
					Additional		Other		Stockholders’
	Preferred stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance at January 1, 2018	7,424,491	$1	2,659,918	$-	$8,053	$(11,153)	$-	$-	$(3,099)
Issuance of common stock for cash	-	-	623,578	-	3,185	-	-	-	3,185
Issuance of common stock for services	-	-	407,943	-	3,752	-	-	-	3,752
Issuance of common stock for commitment fee	-	-	3,072	-	63	-	-	-	63
Conversion of notes payable into common shares	-	-	4,334	-	18	-	-	-	18
Cashless exercise of warrants	-	-	5,114	-	-	-	-	-	-
Excess shares issued upon cashless exercise of warrants	-	-	10,492	-	94	-	-	-	94
Beneficial conversion feature on note payable	-	-	-	-	50	-	-	-	50
Exchange of Series A Preferred into common stock	(5,000,000)	(1)	3,633,333	1	-	-	-	-	-
Conversion of Series B Preferred into common stock	(1,000,000)	-	66,667	-	-	-	-	-	-
Conversion of Series C Preferred into common stock	(1,424,491)	-	94,966	-	-	-	-	-	-
Issuance of Series X Preferred for business acquisition	1,000,000	-	-	-	211,500	-	-	-	211,500
Non-controlling interest of acquired business	-	-		-		-	-	29,224	29,224
Issuance of common stock for purchase of asset	-	-	23,360	-	658	-	-	-	658
Extinguishment gain on related party convertible notes recorded as a capital contribution	-	-	-	-	197	-	-	-	197
Net loss	-	-	-	-	-	(10,610)	-	(2,482)	(13,092)
Balance at December 31, 2018	1,000,000	$-	7,532,777	$1	$227,570	$(21,763)	$-	$26,742	$232,550
Issuance of common stock for cash	-	-	1,028,497	-	2,526	-	-	-	2,526
Issuance of common stock for cash - Hong Kong investor	-	-	93,910	-	1,063	-	-	-	1,063
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	92	-	-	-	92
Additional shares issued for reverse stock split	-	-	1,373	-	-	-	-	-	-
Acquisition of Facebank AG and Nexway	-	-	2,500,000	-	19,950	-	-	3,582	23,532
Issuance of common stock - subsidiary share exchange	-	-	2,503,333	1	3,954	-	-	(3,955)	-
Issuance of common stock for services	-	-	35,009	-	302	-	-	-	302
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	2,000	-	13	-	-	-	13
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(589)	-	-	-	(589)
Deemed dividend on Series D preferred stock	-	-	-	-	(9)	-	-	-	(9)
Accrued Series D Preferred stock dividends	-	-	-	-	(14)	-	-	-	(14)
Common stock issued in connection with note payable	-	-	5,000	-	47	-	-	-	47
Issuance of common stock in connection with Panda Investment	-	-	175,000	-	1,918	-	-	-	1,918
Issuance of common stock in connection with note conversion	-	-	16,666	-	50	-	-	-	50
Foreign currency translation adjustment	-	-	-	-	-	-	(770)	-	(770)
Net loss – As Restated	-	-	-	-	-	(34,360)	-	(3,767)	(38,127)
Balance at December 31, 2019 (As Restated)	-	$-	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714

The accompanying notes are an integral part of these consolidated financial statements.

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Consolidated Statements of Cash Flows

(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2019 (As Restated)	2018
Cash flows from operating activities
Net loss	$(38,127)	$(13,092)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	20,682	8,209
Depreciation	83	8
Gain on extinguishment of convertible notes	-	(1,852)
Loss on excess shares issued upon cashless exercise of warrants	-	94
Issuance of common stock for services	302	3,752
Issuance of common stock in connection with cancellation of a consulting agreement	13	-
Common stock issued for commitment fee	-	63
Common stock issued in connection with note payable	47	-
Loss on investments	8,281	-
Stock-based compensation in connection with Panda	1,118	-
Impairment of intangible assets	8,598	-
Amortization of debt discount	603	1,535
Deferred income tax benefit	(5,272)	(2,114)
Fair value of derivative in excess of note payable	-	293
Change in fair value of derivative liability	(815)	91
Change in fair value of subsidiary warrant liability	(4,504)	(741)
Change in fair value of Panda interests	198	-
Amortization of right-of-use assets	200	-
Other income related to note conversion	(50)	-
Accrued interest on note payable	658	-
Foreign currency loss	(770)	-
Other adjustments	(1,304)	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	7,705	-
Prepaid expenses	(227)	-
Accounts payable	5,476	183
Accrued expenses	(964)	74
Lease liability	(200)	344
Net cash provided by (used in) operating activities	1,731	(3,153)

Cash flows from investing activities
Investment in Panda Productions (HK) Limited	(1,000)	-
Acquisition of FaceBank AG and Nexway, net of cash paid	2,300	-
Sale of profits interest in investment in Panda Productions (HK) Limited	655	-
Purchase of intangible assets	(250)	-
Payments for property and equipment	(175)	-
Lease security deposit	(21)	-
Net cash provided by investing activities	1,509	-

Cash flows from financing activities
Proceeds from issuance of convertible notes	847	1,780
Repayments of convertible notes	(541)	(1,803)
Proceeds from the issuance of preferred stock	700	-
Proceeds from sale of common stock and warrants	3,589	3,130
Proceeds from sale of subsidiary’s common stock	92	-
Redemption of Series D preferred stock	(337)	-
Proceeds from related parties	423	-
Repayments of note payable related party	(264)	-
Repayments to related parties	(156)	-
Net cash provided by financing activities	4,353	3,107

Net increase in cash	7,593	(46)
Cash at beginning of period	31	77
Cash at end of period	7,624	$31

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Note 2 – Restatement for Correction of an Error

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the quarter ended June 30, 2020, the Company identified an inadvertent error in the accounting for goodwill relating to the Company’s acquisition of Nexway. Goodwill was inadvertently impaired at December 31, 2019. Upon further evaluation, the Company determined that goodwill amounting to $79.7 million should not have been impaired. Accordingly, the Company is restating herein its previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2019.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 4 - Summary of Significant Accounting Policies

Note 5 – Acquisitions

Note 7 – Intangible Assets and Goodwill

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheets and Consolidated Statement of Operations as of and for the year ended December 31, 2019 to the corresponding restated consolidated financial statements for that year end.

Restated consolidated balance sheets and consolidated statements of operations as of and for the year ended December 31, 2019 are as follows:

	December 31, 2019 as Previously Reported	Effect of Restatement	December 31, 2019 as Restated
ASSETS
Current assets
Cash	$7,624	$-	$7,624
Accounts receivable, net	8,904	-	8,904
Inventory	49	-	49
Prepaid expenses	1,396	-	1,396
Total current assets	17,973	-	17,973
			-
Property and equipment, net	335	-	335
Deposits	24	-	24
Financial assets at fair value	1,965	-	1,965
Intangible assets	116,646	-	116,646
Goodwill	148,054	79,709	227,763
Right-of-use assets	3,519	-	3,519
Total assets	$288,516	$79,709	$368,225
			-
LIABILITIES AND STOCKHOLDERS’ EQUITY			-
Current liabilities			-
Accounts payable	36,373	-	36,373
Accrued expenses	20,402	-	20,402
Due to related parties	665	-	665
Note payable	4,090	-	4,090
Notes payable - related parties	368	-	368
Convertible notes, net of $710 and $456 discount as of December 31, 2019 and 2018, respectively	1,358	-	1,358
Convertible notes - related parties	-	-	-
Shares settled liability for intangible asset	1,000	-	1,000
Profit share liability	1,971	-	1,971
Warrant liability - subsidiary	24	-	24
Derivative liability	376	-	376
Current portion of lease liability	815	-	815
Total current liabilities	67,442	-	67,442
			-
Deferred income taxes	30,879	-	30,879
Other long-term liabilities	41	-	41
Lease liability	2,705	-	2,705
Long term borrowings	43,982	-	43,982
Total liabilities	145,049	-	145,049
			-
COMMITMENTS AND CONTINGENCIES (Note 15)			-
			-
Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 461,839 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of $462 as of December 31, 2019	462	-	462
			-
Stockholders’ equity:			-
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-	-
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-	-
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-	-
Common stock par value $0.0001: 400,000,000 shares authorized; 28,912,500 shares issued and 7,532,776 shares outstanding at December 31, 2019 and 2018, respectively	3	-	3
Additional paid-in capital	257,002	-	257,002
Accumulated deficit	(135,832)	79,709	(56,123)
Non-controlling interest	22,602	-	22,602
Accumulated other comprehensive loss	(770)	-	(770)
Total stockholders’ equity	143,005	79,709	222,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$288,516	$79,709	$368,225

	For the Year Ended December 31, 2019 as Previously Reported	Effect of Restatement	For the Year Ended December 31, 2019 as Restated
Revenues
Revenues, net	$4,271	$-	$4,271
Total revenues	4,271	-	4,271
Operating expenses			-
General and administrative	13,793	-	13,793
Amortization of intangible assets	20,682	-	20,682
Impairment of intangible assets	8,598	-	8,598
Impairment of goodwill	74,441	(74,441)	-
Depreciation	83	-	83
Total operating expenses	117,597	(74,441)	43,156
Operating loss	(113,326)	74,441	(38,885)
			-
Other income (expense)			-
Interest expense and financing costs	(2,062)	-	(2,062)
Gain on extinguishment of convertible notes	-	-	-
Loss on investments	(13,549)	5,268	(8,281)
Foreign currency loss	(18)	-	(18)
Other expense	726	-	726
Change in fair value of subsidiary warrant liability	4,504	-	4,504
Change in fair value of derivative liability	815	-	815
Change in fair value of Panda interests	(198)	-	(198)
Total other income (expense)	(9,782)	5,268	(4,514)
Loss before income taxes	(123,108)	79,709	(43,339)
Income tax benefit	(5,272)	-	(5,272)
Net loss	(117,836)	79,709	(38,127)
Less: net loss attributable to non-controlling interest	3,767	-	3,767
Net loss attributable to controlling interest	$(114,069)	$79,709	$(34,360)
Less: Deemed dividend on Series D Preferred stock	(9)	-	(9)
Less: Deemed dividend - beneficial conversion feature on preferred stock	(589)	-	(589)
Net loss attributable to common stockholders	$(114,667)	$79,709	$(34,958)

Other comprehensive income (loss)
Foreign currency translation adjustment	(770)	-	(770)
Comprehensive loss	$(115,437)	$79,709	$(35,728)

Net loss per share attributable to common stockholders
Basic and diluted	$(5.15)		$(1.57)

Weighted average shares outstanding:
Basic and diluted	22,286,060	-	22,286,060

Note 3 - Liquidity, Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has cash of $7.6 million, a working capital deficiency of $49.5 million and an accumulated deficit of $56.1 million at December 31, 2019. The Company incurred a net loss of $38.1 million and cash provided by its operating activities totaled $1.7 million for the year ended December 31, 2019. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These obligations include liabilities assumed in acquisition that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 - Summary of Significant Accounting Policies

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

During the year ended December 31, 2019, the Company recorded impairment charges of approximately $8.6 million related to the intangible assets acquired with the Company’s acquisition of Nexway (See Note 5).

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

The Company tested goodwill for impairment as of December 31, 2019 and based on its review, goodwill was not impaired. There were no goodwill impairment charges recorded during the year ended December 31, 2018. Changes in economic and operating conditions and the impact of COVID-19 could result in goodwill impairment in future periods.

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted upon issuance. The Company adopted this standard on January 1, 2019. The impact of this adoption was immaterial. See Note 15 for more information.

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

Note 5 – Acquisitions

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

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $24.6 million. Nexway AG is the borrower of EUR 12.0 million secured notes, of which EUR 7.5 million was outstanding upon the acquisition on September 19, 2019. The Nexway borrowing has a maturity date of September 8, 2023 and interest rate of 6.5%. HFC is the borrower under a EUR 15.0 million bond due April 30, 2024 and an interest rate of 4%. All of the HFC bond was outstanding as of September 19, 2019 and December 31, 2019. The negative consideration transferred noted above was included with goodwill as of December 31, 2019.

The Company has determined that because of the continuing losses and poor financial condition of Nexway AG, that the intangible assets acquired in the acquisition of Nexway AG were required to be impaired in full as of December 31, 2019.

Proforma – Nexway AG

The following unaudited pro forma financial information for the year ended December 31, 2019 and 2018 presents combined results of operations as if the Nexway AG Acquisition had occurred on January 1, 2018 (in thousands):

	Year Ended December 31,
	2019 (As Restated)	2018

Operating Revenues	$14,928	$25,289
Net (Loss) Income	$(44,088)	$(9,763)

Proforma EPS – basic and diluted	$(1.98)	$(2.18)

Note 6 – Investments

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

During the year ended December 31, 2019, the Company sold profits interests to accredited investors and received cash of $0.7 million. As part of this transaction, the Company also issued 209,050 common shares in connection with this transaction. As a result of this sale of the profits interest, the Company will potentially distribute approximately 5.2% of its proceeds received by the Company from the producer of the Macau Show. The Company allocated 100% of the amount of proceeds received from investors to the fair value of the profits interests based upon expected cash outflows on the Macau Shaw. The issuance of a profits interest meets the definition of a derivative in accordance with ASC 815, therefore, the Company will update the fair value of this profits interests on a quarterly basis and record any change in fair value as a component of other income (expense). The Company determined the fair value of the profits interest to be approximately $1.7 million as of the date of this transaction and $2.0 million as of December 31, 2019 (See Note 11).

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

Note 7 – Intangible Assets and Goodwill

On July 31, 2019, the Company entered into a joint venture and revenue share agreement, called the Digital Likeness Development Agreement (the “Agreement”), among the Company, FaceBank, Inc., and professional boxing promoter and retired professional boxer, Floyd Mayweather, concerning the development of the hyper-realistic, computer generated ‘digital likeness’ of the face and body of Mr. Mayweather (“Virtual Mayweather”), for global exploitation in commercial applications. The Company is responsible for the advance funding of all technology and related costs. The Company paid an upfront cash fee of $250,000 and intended to issue share-based awards with an approximate fair value of $1,000,000 to Mr. Mayweather. The revenue earned from the agreement will initially be shared 50% to the Company and 50% to Mr. Mayweather, until the Company has recovered the advanced funding. Revenues earned subsequent the Company’s cost recovery will be shared 75% to Mr. Mayweather and 25% to the Company. The term of the agreement is from July 31, 2019 through July 31, 2024, unless extended by the parties. The Company also has an option to extend the Agreement, for an additional five-year term, based on performance. As of December 31, 2019, the Company has not issued the share-based awards and has recorded a shares settled liability of $1,000,000 on the accompanying consolidated balance sheet. The Company recorded an intangible asset of $1,250,000 in connection with Virtual Mayweather. The Company will amortize this intangible asset over a 5-year period. On January 25, 2020, the Company entered into an amended Digital Likeness Development Agreement with Floyd Mayweather (the “Amended Agreement”), which supersedes the Agreement dated July 31, 2019 (see Note 19).

The Company recognized intangible assets during the period ended December 31, 2019 in connection with the Facebank AG Acquisition and the Nexway acquisition. Refer to Note 5 – Acquisition for further information on the Facebank AG Acquisition and the Nexway acquisition.

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

The intangible assets are being amortized over their respective original useful lives, which range from 5 to 11 years. The Company recorded amortization expense related to the above intangible assets of approximately $21.0 million and $8.2 million for the years ended December 31, 2019 and 2018, respectively. As noted above in Footnote 5, the Company has fully impaired the intangible assets acquired in Nexway AG and Facebank AG business combinations as of December 31, 2019. There were no impairment charges recorded during the year ended December 31, 2018.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2020	$20,862
2021	20,862
2022	20,862
2023	20,862
2024	20,790
Thereafter	12,408
Total	$116,646

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

Goodwill

The following table is a summary of the changes to goodwill for the year ended December 31, 2019 (in thousands) (As Restated):

Balance - January 1, 2018	$-

Evolution AI Acquisition	149,975
Balance - December 31, 2018	149,975
Nexway Acquisition	51,168
Facebank AG Acquisition	28,541
Measurement period adjustment for EAI acquisition	(1,921)
Balance - December 31, 2019	$227,763

* The Company recorded a measurement period adjustment related to its EAI acquisition to reduce acquisition date accrued expenses by $1.9 million, which resulted in a corresponding decrease to goodwill.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Suppliers	$37,508	$-
Payroll taxes (in arrears)	1,308	1,308
Accrued compensation	3,649	2,453
Legal and professional fees	3,936	1,952
Accrued litigation loss	524	524
Taxes (including value added)	5,953	-
Other	3,897	2,098
Total	$56,775	$8,335

Note 9 - Related Parties

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

Note 10 - Note Payable

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

In February 2020, the Company refinanced the bonds noted above from its subsidiaries in Facebank AG and Nexway AG – see Footnote 19.

In 2015, Nexway SAS entered into a note for EUR 1.2 million, with an interest rate of 1.9% per annum and 30 fixed quarterly principal of EUR 42,857 and interest payments. As of December 31, 2019, the balance on the note was EUR 300,000.

Note 11 - Fair Value Measurements

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

Note 12 - Convertible Notes Payable and Convertible Notes Payable to Related Parties

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

On May 22, 2019, the Company issued a non-convertible promissory note to replace the convertible promissory notes (See Note 9).

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

Note 13 – Temporary Equity

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

Note 14- Stockholders’ Equity/ (Deficit)

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

Issuance of Common Stock for Purchase of Asset

In November 2018, the Company acquired Namegames LLC pursuant to an agreement dated February 1, 2018 and issued 23,360 shares of common stock with an aggregate issuance date fair value of $658,000 (Note 5).

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

Note 15 - Leases

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

Note 16 - Commitments and Contingencies

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

Note 17 – Income Tax Provision

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

FaceBank Group, Inc.

(formerly known as Pulse Evolution Group, Inc.)

Notes to Consolidated Financial Statements

The benefit of income taxes for the years ended December 31, 2019 and 2018 consist of the following ($ in thousands):

	For the years ended December 31,
	2019	2018
U.S. federal
Current	$-	$-
Deferred	(4,302)	(1,725)
State and local
Current	-	-
Deferred	(970)	(389)
Valuation allowance	-	-
Income Tax Provision (Benefit)	$(5,272)	$(2,114)

A reconciliation of the statutory federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018

Federal rate	21.00%	21.00%
State income taxes, net of federal benefit	4.74%	4.74%
Non-controlling interest	(0.82)%	(4.20)%
Common stock issued for services	(0.82)%	(6.35)%
Change in fair value of derivative, warrant liability and gain on extinguishment of convertible notes	1.16%	4.39%
Amortization of debt discount	(0.13)%	(2.60)%
Loss on investments	(1.81)%	-
Other	-%	(1.26)%
Change in valuation allowance	(37.15)%	(29.62)%
Income Taxes Provision (Benefit)	(13.83)%	(13.90)%

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

Note 19 – Subsequent Events

Digital Likeness Development Agreement

On January 25, 2020, the Company entered into an amended Digital Likeness Development Agreement with Floyd Mayweather (the “Amended Agreement”), which supersedes the Agreement dated July 31, 2019 (see Note 7). All terms of the Agreement remain the same except for the following:

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

(b) The following exhibits are filed as a part of this Amendment No. 1:

Exhibit Number	Description

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Former Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

* Filed herewith.

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACEBANK GROUP, INC.

Dated: August 10, 2020	By:	/s/ David Gandler
David Gandler
Chief Executive Officer

	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer

14