Form 10-Q
period 2020-06-30
fuboTV Inc. /FL
filed 2020-08-13
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

fuboTV Inc.

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

fuboTV Inc.

FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report, unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries, including fuboTV Inc., a Delaware corporation (“fuboTV Sub”).

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	market conditions and global economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic on our business and results of operations, on live sports and entertainment, and on the global economic environment;

●	our ability to access debt and equity financing;

●	our efforts to maintain proper and effective internal controls;

●	factors relating to our business, operations and financial performance, including:

○ our ability to effectively compete in the live TV streaming and entertainment industries;

○ our ability to successfully integrate new operations;

○ our ability to maintain and expand our content offerings;

○ our ability to recognize deferred tax assets and tax loss carryforwards;

●	the impact of management changes and organizational restructuring;

●	our ability to uplist the combined company to a national stock exchange;

●	the anticipated effects of the Merger (as hereinafter defined);

●	changes in applicable laws or regulations;

●	litigation and our ability to adequately protect our intellectual property rights;

●	our success in retaining or recruiting officers, key employees or directors; and

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Section 1A titled “Risk Factors.” These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K/A filed with the SEC on August 10, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	June 30, 2020	December 31, 2019
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$7,356	$7,624
Accounts receivable, net	4,112	8,904
Prepaid expenses and other current assets	2,839	1,445
Assets held for sale (Note 7)	35,494	—
Total current assets	49,801	17,973
Property and equipment, net	1,933	335
Restricted cash	1,330	—
Financial assets at fair value	—	1,965
Intangible assets, net	340,785	116,646
Goodwill	710,962	227,763
Operating leases – right-of-use assets	5,152	3,519
Other non-current assets	403	24

Total assets	$1,110,366	$368,225

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$109,404	$56,775
Accounts payable – due to related parties	17,010	665
Accrued expenses – due to related parties	43,170	—
Notes payable, net of discount	16,542	4,090
Note payable – related parties	539	368
Convertible notes, net of $2,027 and $710 discount as of June 30, 2020 and December 31, 2019, respectively	4,407	1,358
Shares settled liability for intangible asset	—	1,000
Deferred revenue	8,855	—
Profit share liability	2,119	1,971
Warrant liability – subsidiary	21	24
Warrant liabilities	40,617	—
Derivative liabilities	163	376
Long term borrowings – current portion	8,154	—
Current portion of operating lease liabilities	970	815
Liabilities held for sale (Note 7)	56,137	—

Total current liabilities	308,108	67,442

Deferred income taxes	90,794	30,879
Operating lease liability	4,189	2,705
Long term borrowings	19,197	43,982
Other long-term liabilities	1	41

Total liabilities	422,289	145,049

Commitments and contingencies (Note 19)

Series D Convertible Preferred stock, $0.0001 par value, 2,000,000 shares authorized, 203,000 and 456,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $208 and $462 as of June 30, 2020 and December 31, 2019, respectively	208	462

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, 27,412,193 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	566,124	—
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock par value $0.0001: 400,000,000 shares authorized; 38,684,514 and 28,912,500 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	315,871	257,002
Accumulated deficit	(210,540)	(56,123)
Non-controlling interest	16,410	22,602
Accumulated other comprehensive loss	—	(770)

Total stockholders’ equity	687,869	222,714

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,110,366	$368,225

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net
Subscriptions	$39,511	$—	$39,511	$—
Advertisements	4,323	—	4,323	—
Software licenses, net	—	—	7,295	—
Other	338	—	338	—

Total Revenues	$44,172	$—	$51,467	$—

Operating expenses:
Subscriber related expenses	53,087	—	53,087	—
Broadcasting and transmission	9,492	—	9,492	—
Sales and marketing	7,577	111	11,256	324
Technology and development	9,551	—	9,551	—
General and administrative	17,338	693	33,862	1,517
Depreciation and amortization	14,417	5,158	19,637	10,316

Total operating expenses	111,462	5,962	136,885	12,157

Operating loss	(67,290)	(5,962)	(85,418)	(12,157)

Other income (expense):
Interest expense and financing costs	(13,325)	(454)	(15,906)	(900)
Loss on deconsolidation of Nexway	—	—	(11,919)	—
Loss on issuance of notes, bonds and warrants	(26,753)	—	(50,806)	—
Change in fair value of warrant liabilities	4,966	—	4,600	—
Change in fair value of subsidiary warranty liability	18	1,124	3	3,601
Change in fair value of shares settled liability	(1,485)	—	(1,665)	—
Change in fair value of derivative liabilities	(823)	890	(526)	1,018
Change in fair value of profit share liability	(148)	—	(148)	—
Unrealized gain on equity method investment	2,614	—	2,614	—
Other expense	(1,010)	—	(1,446)	—

Total other (expense) income	(35,946)	1,560	(75,199)	3,719

Loss before income taxes	(103,236)	(4,402)	(160,617)	(8,438)
Income tax benefit	3,481	1,037	4,519	2,206

Net loss	$(99,755)	$(3,365)	$(156,098)	$(6,232)
Less: net (loss) income attributable to non-controlling interest	(682)	2,182	(1,555)	2,781

Net loss attributable to controlling interest	$(99,073)	$(5,547)	$(154,543)	$(9,013)

Less: Deemed divided – beneficial conversion feature on preferred stock	—	—	171	—

Net loss attributable to common stockholders	$(99,073)	$(5,547)	$(154,714)	$(9,013)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.82)	$(0.24)	$(4.77)	$(0.50)

Weighted average shares outstanding:
Basic and diluted	35,045,390	22,964,199	32,390,829	17,952,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2020	Series AA Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
(unaudited):	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)

Balance at December 31, 2019	—	$—	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	—	—	795,593	—	2,297	—	—	—	2,297
Issuance of common stock - subsidiary share exchange	—	—	1,552,070	—	1,150	—	—	(1,150)	—
Common stock issued in connection with note payable	—	—	7,500	—	67	—	—	—	67
Stock-based compensation	—	—	1,040,000	—	10,061	—	—	—	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	—	—	—	—	(171)	—	—	—	(171)
Accrued Series D Preferred Stock dividends	—	—	—	—	(9)	—	—	—	(9)
Deconsolidation of Nexway	—	—	—	—	—	—	770	(2,595)	(1,825)
Net loss	—	—	—	—	—	(55,470)	—	(873)	(56,343)

Balance at March 31, 2020	—	$—	32,307,663	$3	$270,397	$(111,593)	$—	$17,984	$176,791

Issuance of common stock and warrants for cash	—	—	3,906,313	1	26,629	—	—	—	26,630
Issuance of common stock - subsidiary share exchange	—	—	1,201,749	—	892	—	—	(892)	—
Common stock issued in connection with note payable	—	—	25,000	—	192	—	—	—	192
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Pre-Merger	32,324,362	566,124	—	—	—	—	—	—	566,124
Settlement of share settled liability	—	—	900,000	—	9,054	—	—	—	9,054
Stock-based compensation	—	—	343,789	—	8,715	—	—	—	8,715
Redemption of redemption feature of convertible preferred stock	—	—	—	—	—	126	—	—	126
Accrued Series D Preferred Stock dividends	—	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	—	—	(99,073)	—	(682)	(99,755)

Balance at June 30, 2020	32,324,362	$566,124	38,684,514	$4	$315,871	$(210,540)	$—	$16,410	$687,869

For the three and six months ended June 30, 2019	Series AA Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total Stockholders’ Equity
(unaudited):	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at December 31, 2018	1,000,000	$—	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	—	—	378,098	—	1,778	—	—	1,778
Preferred stock converted to common stock	(1,000,000)	—	15,000,000	1	(1)	—	—	—
Common stock issued for lease settlement	—	—	18,935	—	130	—	—	130
Issuance of subsidiary common stock for cash	—	—	—	—	65	—	—	65
Additional shares issued for reverse stock split	—	—	1,374	—	—	—	—	—
Net loss	—	—	—	—	—	(3,466)	599	(2,867)

Balance at March 31, 2019	—	$—	22,931,183	$2	$229,542	$(25,229)	$27,341	$231,656

Issuance of common stock for cash	—	—	386,792	—	422	—	—	422
Net loss	—	—	—	—	—	(5,547)	2,182	(3,365)

Balance at June 30, 2019	—	$—	23,317,975	$2	$229,964	$(30,776)	$29,523	$228,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net loss	$(156,098)	$(6,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,637	10,316
Stock-based compensation	17,776	—
Loss on deconsolidation of Nexway, net of cash retained by Nexway	8,564	—
Common stock issued in connection with note payable	67	—
Loss on issuance of notes, bonds and warrants	50,806	—
Non-cash expense relating to issuance of warrants and common stock	2,208	—
Amortization of debt discount	10,981	454
Deferred income tax benefit	(4,519)	(2,206)
Change in fair value of derivative liabilities	526	(1,018)
Change in fair value of warrant liabilities	(4,600)	—
Change in fair value of subsidiary warrant liability	(3)	(3,601)
Change in fair value of shares settled liability	1,665	—
Change in fair value of profit share liability	148	—
Unrealized gain on investment	(2,614)	—
Amortization of right-of-use assets	167	26
Foreign exchange loss	1,010	—
Accrued interest on note payable	246	295
Other, net	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	792	—
Prepaid expenses and other current and long-term assets	(614)	(15)
Due to related parties	10,889	—
Accounts payable, accrued expenses and other current and long-term liabilities	799	459
Operating lease liabilities	(162)	(26)
Deferred revenue	46	—

Net cash used in operating activities	(42,314)	(1,548)

Investing activities
Capital expenditures	(70)	(9)
Investment in Panda Productions (HK) Limited	—	(1,000)
Advance to fuboTV Pre-Merger	(10,000)	—
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	9,373	—
Sale of profit interest in investment in Panda Productions (HK) Limited	—	655
Lease security deposit	—	(20)

Net cash used in investing activities	(697)	(374)

Financing activities
Proceeds from issuance of convertible notes	3,003	—
Repayments of convertible notes	(1,140)	(523)
Proceeds from issuance Series D Preferred Stock	203	—
Proceeds from sale of common stock	28,926	2,199
Proceeds from sale of subsidiary’s common stock	—	65
Redemption of Series D Preferred Stock	(611)	—
Proceeds from short-term borrowings	18,950	—
Repayments of short-term borrowings	(8,407)	—
Proceeds from long-term borrowings	4,699	—
Repayments of long-term borrowings	(1,250)	—
Proceeds from related parties	—	410
Repayments to related parties	(300)	(109)

Net cash provided by financing activities	44,073	2,042

Net increase in cash and cash equivalents and restricted cash	1,062	120
Cash and cash equivalents and restricted cash, beginning of period	7,624	31

Cash and cash equivalents and restricted cash, end of period	$8,686	$151

The accompanying notes are an integral part of these condensed consolidated financial statements.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Nature of Business

Incorporation

fuboTV Inc. (“fuboTV” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. (the “Name Change”) and as of May 1, 2020, the Company’s trading symbol was changed to “FUBO.” The Company has filed a Notice of Corporate Action (the “Action”) with FINRA regarding the Name Change. The Action is pending FINRA approval at this time.

Unless the context otherwise requires, “fuboTV,” “we,” “us,” “our,” and the “Company” refers to fuboTV and its subsidiaries on a consolidated basis, and “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation, prior to the Merger, and “fuboTV Sub” refers to fuboTV Inc., a Delaware corporation, and the Company’s wholly-owned subsidiary following the Merger. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger and its subsidiaries prior to the closing of the Merger, and “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation and its subsidiaries prior to the Merger.

Merger with fuboTV Pre-Merger

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and FaceBank Pre-Merger’s wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Pre-Merger, whereby fuboTV Pre-Merger continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Pre-Merger (the “Merger Agreement” and such transaction, the “Merger”) (See Note 4).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the capital stock of fuboTV Pre-Merger was converted into shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”) (See Note 17). Each share of Series AA Convertible Preferred Stock is entitled to 0.8 votes per share and is convertible into two shares of our common stock, only in connection with the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Until the time we are able to uplist to a national securities exchange, the Series AA Convertible Preferred Stock benefits from certain protective provisions that, for example, require us to obtain the approval of a majority of the shares of outstanding Series AA Convertible Preferred Stock, voting as a separate class, before undertaking certain matters.

Prior to the Merger, the Company was, and after the Merger continues to be, a character-based virtual entertainment company and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. As a result of the Merger, fuboTV Pre-Merger, a leading live TV streaming platform for sports, news, and entertainment, became a wholly-owned subsidiary of the Company.

In connection with the Merger, on March 11, 2020, the Company and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided the Company with a $100.0 million revolving line of credit (the “Credit Facility”). The Credit Facility is secured by substantially all the assets of the Company. As of June 30, 2020, there were no amounts outstanding under the Credit Facility. See Note 13 for more information about the Credit Facility. The Credit Facility was terminated on July 8, 2020.

On March 19, 2020, the Company, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and the Company, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10.1 million (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.7 million. In connection with the FB Loan, the Company, fuboTV Sub and certain of their respective subsidiaries granted a lien on substantially of their assets to secure the obligations under the Senior Notes. See Note 13 for more information about the Note Purchase Agreement.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Prior to the Merger, fuboTV Pre-Merger and its subsidiaries were party to a Credit and Guaranty Agreement, dated as of April 6, 2018 (the “AMC Agreement”), with AMC Networks Ventures LLC as lender, administrative agent and collateral agent (“AMC Networks Ventures”). fuboTV Pre-Merger previously granted AMC Networks Ventures a lien on substantially all of its assets to secure its obligations thereunder. The AMC Agreement survived the Merger and, as of the Effective Time, there was $23.6 million outstanding under the AMC Agreement, net of debt issuance costs. In connection with the Merger, the Company guaranteed the obligations of fuboTV Pre-Merger under the AMC Agreement on an unsecured basis. The liens of AMC Networks Ventures on the assets of fuboTV Pre-Merger are senior to the liens in favor of FB Loan and FaceBank Pre-Merger securing the Senior Notes.

Nature of Business after the Merger

Prior to the Merger, the Company focused on developing its technology-driven IP in sports, movies and live performances. Since the acquisition of fuboTV Pre-Merger, we are principally focused on offering consumers a leading live TV streaming platform for sports, news and entertainment through fuboTV. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States.

Our subscription-based streaming services are offered to consumers who can sign-up for accounts through which we provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

2.	Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $7.4 million, a working capital deficiency of $258.3 million and an accumulated deficit of $210.5 million as of June 30, 2020. The Company incurred a $156.1 million net loss for the six months ended June 30, 2020. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. Our obligations include liabilities assumed from acquisitions that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of an equity financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. Given the daily evolution of the COVID-19 outbreak and the global response to curb its spread, COVID-19 may affect the Company’s results of operations, financial condition or liquidity.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts, as of June 30, 2020, of the Company, its wholly-owned subsidiaries and its 99.7%-owned operating subsidiary EAI, which, until the Merger, was the Company’s principal operating subsidiary; inactive subsidiaries York Production LLC and York Production II LLC; wholly-owned subsidiaries Facebank AG, StockAccess Holdings SAS (“SAH”) and FBNK Finance Sarl (“FBNK Finance”); its 70.0% ownership in Highlight Finance Corp. (“HFC”); and its 76% ownership in Pulse Evolution Corporation (“PEC”). Subsequent to the Merger, fuboTV Pre-Merger became our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Investments in business entities in which we lack control but have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. We have elected the fair value option to account for our equity method investments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and events in the current period such as the Nexway deconsolidation and acquisition of fuboTV Pre-Merger, considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The unaudited condensed consolidated balance sheet as at December 31, 2019 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 10, 2020 along with the consolidated financial statements for fuboTV Pre-Merger for the year ended December 31, 2019 and notes thereto included on Form 8-K/A filed with the SEC on June 17, 2020.

Reclassifications

For the three and six months ended June 30, 2019, the Company has reclassified certain prior year amounts on the face of the financial statements in order to conform to the current year presentation. These reclassifications had no effect on the Company’s consolidated financial position, results of operations, or liquidity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. The significant estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill, long-lived assets, and investments, accruals for contingent liabilities, valuations of derivative liabilities and equity instruments issued in share-based payment arrangements and fair value of equity method investees, and accounting for income taxes, including the valuation allowance on deferred tax assets.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K/A filed with the SEC on August 10, 2020.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. A committee consisting of the Company’s executives are determined to be the CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents, including balances held in the Company’s money market account. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents. Restricted cash primarily represents cash on deposit with financial institutions in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as restricted cash on the condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheet that sum to the total of the same on the consolidated statement of cash flows:

	June 30,	December 31,
	2020	2019

Cash and cash equivalents	$7,356	$7,624
Restricted cash	1,330	—

Total cash, cash equivalents and restricted cash	$8,686	$7,624

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.

The majority of the Company’s software and computer systems utilizes data processing, storage capabilities and other services provided by Amazon Web Services, or AWS, which cannot be easily switched to another cloud service provider. As such, any disruption of the Company’s interference with AWS would adversely impact the Company’s operations and business.

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

Accounts Receivable, net

The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts. The Company’s accounts receivable balance includes subscription fees billed by, but not yet received from, third-party app stores and amounts due from the sale of advertisements. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for doubtful accounts was not necessary as of June 30, 2020 or December 31, 2019.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

No individual customer accounted for more than 10% of revenue for the three and six months ended June 30, 2020 and 2019. Three customers accounted for more than 10% of accounts receivable as of June 30, 2020. No customers accounted for more than 10% of accounts receivable as of December 31, 2019.

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized. Maintenance and repairs are expensed as incurred.

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration issued in business combination transactions to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and certain liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from: (a) acquired technology, (b) trademarks and trade names, and (c) customer relationships, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Revenue From Contracts With Customers

The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

The Company generates revenue from the following sources:

1.	Subscriptions – The Company sells various subscription plans through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card on a monthly, quarterly or annual basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the customers. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

2.	Advertisements – The Company executes agreements with advertisers that want to display ads (“impressions”) within the streamed content. The Company enters into individual insertion orders (“IOs”) with advertisers, which specify the term of each ad campaign, the number of impressions to be delivered and the applicable rate to be charged. The Company invoices advertisers monthly for impressions actually delivered during the period. Each executed IO provides the terms and conditions agreed to in respect of each party’s obligations. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

3.

Software licenses, net – Revenue from the sale of software licenses are recognized as a single performance obligation at the point in time that the software license is delivered to the customer. The Company under its contracts is required to provide its customers with 30 days to return the license for a full refund, regardless of reason, and the Company will be provided a refund in full of its cost to sell the license. Therefore, for Nexway, the Company acts as an agent and recognizes revenue on a net basis.

4.	Other – The Company has an annual contract to sub-license its rights to broadcast certain international sporting events to a third party. The Company recognizes revenue under this contract at a point in time when it satisfies a performance obligation by transferring control of the promised services to the third party, which generally is when the third party has access to the programming content.

Subscriber Related Expenses

Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and are recognized when the related programming is distributed to subscribers. The Company has certain arrangements whereby affiliate distribution rights are paid in advance or are subject to minimum guaranteed payments. An accrual is established when actual affiliate distribution costs are expected to fall short of the minimum guaranteed amounts. To the extent actual per subscriber fees do not exceed the minimum guaranteed amounts, the Company will expense the minimum guarantee in a manner reflective of the pattern of benefit provided by these subscriber related expenses, which approximates a straight-line basis over each minimum guarantee period within the arrangement. Subscriber related expenses also include credit card and payment processing fees for subscription revenue, customer service, certain employee compensation and benefits, cloud computing, streaming, and facility costs. The Company receives advertising spots from television networks for sale to advertisers as part of the affiliate distribution agreements.

Broadcasting and Transmission

Broadcasting and transmission expenses are charged to operations as incurred and consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscribers.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $4.5 million for the three and six months ended June 30, 2020 and $0.1 million and $0.3 million in advertising expense was incurred for the three and six months ended June 30, 2019, respectively.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Technology and Development

Technology and development expenses are charged to operations as incurred. Technology and development expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, technical services, software expenses, and hosting expenses.

General and Administrative

General and administrative expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, corporate insurance, office expenses, professional fees, as well as travel, meals, and entertainment costs.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible notes, convertible preferred stock, common stock options and warrants because their effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Basic loss per share:
Net loss	(99,755)	(3,365)	(156,098)	(6,232)
Less: net (loss) income attributable to non-controlling interest	(682)	2,182	(1,555)	2,781
Less: Deemed dividend - beneficial conversion feature on preferred stock	—	—	171	—
Add: gain on redemption of Series D Preferred Stock	126	—	126	—
Net loss attributable to common stockholders	(98,947)	(5,547)	(154,588)	(9,013)

Shares used in computation:
Weighted-average common shares outstanding	35,045,390	22,964,199	32,390,829	17,952,188

Basic and diluted loss per share	(2.82)	(0.24)	(4.77)	(0.50)

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Common stock purchase warrants	603,576	200,007	1,147,844	200,007
Convertible preferred shares	64,355,375	—	32,405,688	—
Stock options	6,377,997	16,667	6,361,982	16,667
Convertible notes variable settlement feature	536,164	524,945	536,164	524,945

Total	71,873,112	741,619	40,451,678	741,619

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

4.	Acquisitions

On April 1, 2020, we completed the Merger, as described in Note 1. In accordance with the terms of the Merger Agreement, all of the capital stock of fuboTV Pre-Merger was converted, at a stock exchange ratio of 1.82, into the right to receive 32,324,362 shares of Series AA Convertible Preferred Stock, a newly-created class of our Preferred Stock. Pursuant to the Series AA Certificate of Designation, each share of Series AA Convertible Preferred Stock is convertible into two shares of the Company’s common stock only in connection with the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. As of June 30, 2020, 27,412,393 shares of Series AA Convertible Preferred Stock were issued. In addition, each outstanding option to purchase shares of common stock of fuboTV Pre-Merger was assumed by FaceBank Pre-Merger and converted into options to acquire FaceBank Pre-Merger’s common stock at a stock exchange ratio of 3.64. In addition, in accordance with the terms of the Merger Agreement, the Company assumed 8,051,098 stock options issued and outstanding under the fuboTV Pre-Merger’s 2015 Equity Incentive Plan (the “2015 Plan”) with a weighted-average exercise price of $1.32 per share. From and after the Effective Time, such options may be exercised for shares of the Company’s common stock under the terms of the 2015 Plan.

The preliminary purchase price for the merger was determined to be $576.1 million, which consists of (i) $530.1 million market value ($8.20 per share stock price of the Company as of April 1, 2020) of 64.6 million common shares, (ii) $36.0 million related to the fair value of outstanding options vested prior to the Merger and (iii) $10.0 million related to the effective settlement of a preexisting loan receivable from fuboTV Pre-Merger. No gain or loss was recognized on the settlement as the loan was effectively settled at the recorded amount. Transaction costs of $0.9 million were expensed as incurred.

The Company accounted for the Merger as a business combination under the acquisition method of accounting. FaceBank Pre-Merger was determined to be the accounting acquirer based upon the terms of the Merger Agreement and other factors including: (i) FaceBank Pre-Merger’s stockholders own approximately 57% of the voting common shares of the combined company immediately following the closing of the Acquisition (54% assuming the exercise of all vested stock options as of the closing of the transaction) and (ii) directors appointed by FaceBank Pre-Merger will hold a majority of board seats in the combined company.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents a preliminary allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill.  The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of fuboTV Pre-Merger, planned growth in new markets, and synergies expected to be achieved from the combined operations of FaceBank Pre-Merger and fuboTV Pre-Merger. The goodwill established will be included within a new fuboTV reporting unit.  These estimates are provisional in nature and adjustments may be recorded in future periods as appraisals and other valuation reviews are finalized. Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands).

Fair Value

Assets acquired:
Cash and cash equivalents	$8,040
Accounts receivable	5,831
Prepaid expenses and other current assets	976
Property & equipment	2,042
Restricted cash	1,333
Other noncurrent assets	397
Operating leases - right-of-use assets	5,395
Intangible assets	243,612
Goodwill	562,908

Total assets acquired	$830,534

Liabilities assumed
Accounts payable	$51,687
Accounts payable – due to related parties	14,811
Accrued expenses and other current liabilities	50,249
Accrued expenses and other current liabilities – due to related parties	34,109
Long term borrowings - current portion	5,625
Operating lease liabilities	5,395
Deferred revenue	8,809
Long-term debt, net of issuance costs	18,125
Deferred tax liabilities	65,613

Total liabilities assumed	$254,423

Net assets acquired	$576,111

The fair values of the intangible assets acquired were determined using the income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The relief from royalty method was used to value the software and technology and tradenames. The relief from royalty method is an application of the income method and estimates fair value for an asset based on the expected cost to license a similar asset from a third-party. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for customer relationships. The cost to replace a given asset reflects the estimated reproduction or replacement cost for these customer related assets. The estimated useful lives and fair value of the intangible assets acquired are as follows (in thousands):

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

	Estimated Useful Life (in Years)	Fair Value

Software and technology	9	$181,737
Customer relationships	2	23,678
Tradenames	9	38,197

Total		$243,612

The deferred tax liabilities represent the deferred tax impact associated with the differences in book and tax basis, including incremental differences created from the preliminary purchase price allocation and acquired net operating losses. Deferred taxes associated with estimated fair value adjustments reflect an estimated blended federal and state tax rate, net of tax effects on state valuation allowances. For balance sheet purposes, where U.S. tax rates were used, rates were based on recently enacted U.S. tax law. The effective tax rate of the combined company could be significantly different (either higher or lower) depending on post-merger activities, including cash needs, the geographical mix of income, and changes in tax law. This determination is preliminary and subject to change based upon the final determination of the fair value of the acquired assets and assumed liabilities of fuboTV Pre-Merger.

For the three month period ended June 30, 2020, our condensed consolidated statement of operations included $44.2 million of revenues and a $47.7 million operating loss, which included $9.1 million of intangible asset amortization, from the acquisition of fuboTV Pre-Merger. Net loss attributable to common stockholders for the six months ended June 30, 2020 reflects $10.1 million of interest expense associated with a short-term loan issued in connection with the Merger. The following unaudited pro forma consolidated results of operations assume that the acquisition of fuboTV Pre-Merger was completed as of January 1, 2019 (in thousands, except per share data).

	Six months ended June 30
	2020	2019

Total revenues	102,514	62,680
Net loss attributable to common stockholders	(190,672)	(81,828)
Basic and diluted net loss per share attributable to common stockholders	(1.96)	(0.99)

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

5.	Revenue from contracts with customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Subscriptions	$39,511	$—	$39,511	$—
Advertisements	4,323	—	4,323	—
Software licenses, net – Nexway eCommerce Solutions	—	—	7,295	—
Other	338	—	338	—
Total revenue	$44,172	$—	$51,467	$—

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

6.	Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	Estimated	June 30,	December 31,
	useful lives	2020	2019

Furniture and fixtures	5 years	$293	$338
Computer equipment	3 years	199	—
Leasehold improvements	Lesser of useful life or lease term	1,572	—
		2,064	338
Less: Accumulated depreciation		(131)	(3)
Total property and equipment, net		$1,933	$335

7.	FaceBank AG and Nexway - Assets Held For Sale

Through its ownership in FaceBank AG, the Company had an equity investment of 62.3% in Nexway AG (“Nexway”), which it acquired on September 16, 2019. The equity investment in Nexway was a controlling financial interest and the Company consolidated its investment in Nexway under ASC 810, Consolidation.

On March 31, 2020, the Company relinquished 20% of the total Nexway shareholder votes associated with its investment, which reduced the Company’s voting interest in Nexway to 37.6%. As a result of the Company’s loss of control in Nexway, the Company deconsolidated Nexway as of March 31, 2020 as it no longer has a controlling financial interest.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The deconsolidation of Nexway resulted in a loss of approximately $11.9 million calculated as follows (in thousands):

Cash	$5,776
Accounts receivable	9,831
Inventory	50
Prepaid expenses	164
Goodwill	51,168
Property and equipment, net	380
Right-of-use assets	3,594
Total assets	$70,963
Less:
Accounts payable	34,262
Accrued expenses	15,788
Lease liability	3,594
Deferred income taxes	1,161
Other liabilities	40
Total liabilities	$54,845
Non-controlling interest	2,595
Foreign currency translation adjustment	(770)
Loss before fair value – investment in Nexway	14,293
Less: fair value of shares owned by the Company	2,374
Loss on deconsolidation of Nexway	$11,919

As of June 30, 2020, the Company’s voting interest in Nexway was further diluted to 31.2% as a result of an additional financing which the Company did not participate in. The fair value of the Nexway shares owned by the Company as of June 30, 2020 is approximately $5.0 million, calculated as follows (dollars in thousands, except per share value):

Price per share Euros	€10.90
Exchange rate	1.123
Price per share USD	$12.24
Nexway shares held by the Company	407,550
Fair value - investment in Nexway	$4,988

As of June 30, 2020, the Company committed to a plan to sell its investment in FaceBank AG and Nexway and expects the sale of these investments to be completed within one year and to recognize a gain on sale. The long-lived assets which consist of the investments, financial assets and goodwill and a loan payable are classified as held for sale. These assets and liabilities are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of June 30, 2020, the carrying amounts totaled ($20.6) million. The Company has determined this disposition did not constitute a strategic shift of the Company’s operations.

The following are assets and liabilities held of sales (in thousands):

June 30,
2020

Investment in Nexway	$4,988
Financial assets	1,965
Goodwill	28,541

Total assets	$35,494

Loan payable	$56,137

Total liabilities	$56,137

Net carrying amount	$(20,643)

8.	Panda Interests

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau (“Macau Show”). The Company determined the fair value of the profits interest sold to certain investors to be approximately $1.8 million as of the date of this transaction and $2.1 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively.

The table below summarizes the Company’s profits interest since the date of the transaction (in thousands except for unit and per unit information):

Panda units granted	26.2
Fair value per unit on grant date	$67,690

Grant date fair value	$1,773
Change in fair value of Panda interests	198

Fair value at December 31, 2019	$1,971
Change in fair value of Panda interests	—

Fair value at March 31, 2020	$1,971
Change in fair value of Panda interests	148

Fair value at June 30, 2020	$2,119

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

9.	Intangible Assets and Goodwill

Intangible Assets

The table below summarizes the Company’s intangible assets at June 30, 2020 and December 31, 2019 (in thousands):

	Useful	Weighted Average	June 30, 2020
	Lives (Years)	Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Human animation technologies	7	5.1	$123,436	(33,463)	$89,973
Trademark and trade names	7	5.1	7,746	(2,102)	5,644
Animation and visual effects technologies	7	5.1	6,016	(1,633)	4,383
Digital asset library	5-7	4.9	7,536	(1,897)	5,639
Intellectual Property	7	5.1	828	(225)	603
Customer relationships	2	1.8	23,678	(2,960)	20,718
fuboTV Tradename	9	8.8	38,197	(1,061)	37,136
Software and technology	9	8.8	181,737	(5,048)	176,689
Total			$389,174	$(48,389)	$340,785

			December 31, 2019
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	$—	$(24,646)	$98,790
Trademark and trade names	7	6	9,432	(1,686)	(1,549)	6,197
Animation and visual effects technologies	7	6	6,016	—	(1,203)	4,813
Digital asset library	5-7	5.5	7,505	—	(1,251)	6,254
Intellectual Property	7	6	3,258	(2,430)	(236)	592
Customer relationships	11	11	4,482	(4,482)	—	—
Total			$154,129	$(8,598)	$(28,885)	$116,646

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The Company recorded amortization expense of $14.3 million and $5.2 million during the three months ended June 30, 2020 and 2019, respectively, and $19.5 million and $10.3 million during the six months ended June 30, 2020 and 2019, respectively.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2020	$28,572
2021	57,144
2022	48,266
2023	45,306
2024	45,233
Thereafter	116,264
Total	$340,785

Goodwill

The following table is a summary of the changes to goodwill for the three and six months ended June 30, 2020 (in thousands):

Balance – December 31, 2019	$227,763
Deconsolidation of Nexway	(51,168)
Balance – March 31, 2020	$176,595
Acquisition of fuboTV Pre-Merger	562,908
Less: transfer to asset held for sale	(28,541)
Balance – June 30, 2020	$710,962

10.	Accounts Payable and Accrued Expenses and Other Current Liabilities

Accrued payable and accrued expenses and other current liabilities are presented below (in thousands):

	June 30, 2020	December 31, 2019

Suppliers	—	$37,508
Affiliate fees	61,883	—
Broadcasting and transmission	17,960	—
Selling and marketing	5,735	—
Payroll taxes (in arrears)	1,308	1,308
Accrued compensation	1,553	3,649
Legal and professional fees	3,379	3,936
Accrued litigation loss	524	524
Taxes (including value added)	8,118	5,953
Subscriber related	2,694	—
Other	6,250	3,897
Total	109,404	$56,775

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

11.	Income Taxes

During the three and six months ended June 30, 2020, the Company recorded a deferred tax liability of $65.6 million associated with the difference in book and tax basis, including incremental differences created from the preliminary purchase price allocation and acquired net operating losses, in connection with the acquisition of intangible assets of fuboTV Pre-Merger (See Note 4). The Company recorded income tax benefits associated with the amortization of intangible assets of $3.5 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $2.2 million during the six months ended June 30, 2020 and 2019, respectively. The Company’s provision for income taxes consists of state and foreign income taxes and is immaterial in all periods presented.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. At June 30, 2020 and December 31, 2019, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more likely than not threshold therefore, the net deferred tax assets have been fully offset by a valuation allowance. The following is a rollforward of the Company’s deferred tax liability from January 1, 2020 to June 30, 2020 (in thousands):

Balance – December 31, 2019	$30,879
Income tax benefit (associated with the amortization of intangible assets)	(1,038)
Deconsolidation of Nexway	(1,162)
Balance – March 31, 2020	28,679
Acquisition of fuboTV Pre-Merger	65,613
Income tax benefit (associated with the amortization of intangible assets)	(3,498)
Balance – June 30, 2020	$90,794

12.	Related Parties

Accounts payable and accrued expenses due to related parties as of June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Affiliate fees	$59,651	$—
Alexander Bafer, Executive Chairman	256	$20
John Textor, Chief Executive Officer and affiliated companies	264	592
Other	9	53
Total	$60,180	$665

The Company has entered into affiliate distribution agreements with CBS Corporation and related entities, New Univision Enterprises, LLC, AMC Network Ventures, LLC, Viacom International, Inc. and Discovery, Inc. and related entities which are holders of the Company’s convertible preferred stock. AMC Networks Ventures, LLC is also the lender to the senior secured loan (see Note 13). The accrued fees payable under the affiliate distribution agreements are classified as accounts payables – due to related parties and accrued expenses – due to related parties in the accompanying condensed consolidated balance sheet. The aggregate affiliate distribution fees recorded to subscriber related expenses for related parties were $23.0 million and $0 for the three and six months ended June 30, 2020, respectively, and $0 for the three and six months ended June 30,2019, respectively.

On July 31, 2020, Alexander Bafer resigned as a member of the Company’s Board of Directors and as an executive officer of the Company. The amounts due to Mr. Bafer represent an unsecured, non-interest-bearing loan to the Company which is payable on demand.

On July 31, 2020, John Textor resigned as a member of the Board of Directors of the Company. Mr. Textor will continue as Head of Studio, which the Company has determined is not an executive officer position. The amounts due to Mr. Textor represent an unpaid compensation liability assumed in the acquisition of EAI.

The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

During the year ended December 31, 2019, the Company received a $300,000 advance (the “FaceBank Advance”) from FaceBank, Inc., a development stage company controlled by Mr. Textor. Mr. Textor is our current Head of Studio and, at the time of the transaction, was our Chief Executive Officer. During the quarter ended June 30, 2020, the Company repaid the FaceBank Advance in full to FaceBank, Inc. No further amounts are due and payable by the Company under the FaceBank Advance.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Notes Payable – Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the then-Chief Executive Officer, John Textor. The note has three-month roll-over provision and different maturity and repayment amounts if not fully paid by its due date and bears interest at 18% per annum. The Company has accrued default interest for additional liability in excess of the principal amount. The note was in default as of June 30, 2020. Accrued interest and penalties as of June 30, 2020 and December 31, 2019 related to this note was $0.5 million and $0.3 million, respectively, and were recognized as note payable – related parties on the accompanying condensed consolidated balance sheet. On August 3, 2020, the maturity date was extended to December 31, 2020 and is no longer in default.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

13.	Notes Payable

Senior Secured Loan

In April 2018, fuboTV pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company recorded this loan at its fair value of $23.8 million in connection with its acquisition of fuboTV Pre-Merger on April 1, 2020. The Company has made principal repayments of $1.3 million during the three months ended June 30, 2020. The outstanding balance of the Term Loan is $22.5 million as of June 30, 2020.

The Term Loan matures on April 6, 2023, has certain financial covenants and requires the Company to maintain a certain minimum subscriber level. The Company was in compliance with all covenants at June 30, 2020.

Evolution AI Corporation

The Company has recognized, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“EAI Note”). The cumulative accrued interest on the EAI Note amounts to $1.6 million. The EAI Note is currently in a default condition due to non-payment of principal and interest. The EAI Note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 shares of Series X Convertible Preferred Stock during the year ended December 31, 2019). The holders of the EAI Note have agreed not to declare the EAI Note in default and to forbear from exercising remedies which would otherwise be available in the event of a default, while the EAI Note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter and the outstanding balance as of June 30, 2020, including interest and penalties, is $4.3 million.

FBNK Finance SarL

On February 17, 2020, FBNK Finance issued EUR 50.0 million of bonds (or $56.1 million as of June 30, 2020). There were 5,000 notes with a nominal value EUR 10,000 per note. The bonds were issued at par with 100% redemption price. The maturity date of the bonds is February 15, 2023 and the bonds have a 4.5% annual fixed rate of interest. Interest is payable semi-annually on August 15 and February 15. The majority of the proceeds was used for the redemption of the bonds issued by SAH, HFC and Nexway SAS. The bonds are unconditional and unsubordinated obligations of the FBNK Finance. As part of this transaction, the Company recorded a $11.1 million loss on extinguishment during the three months ended March 31, 2020 as component of other income/(expense) in loss on issuances of notes, bonds and warrants. During the three months ended June 30, 2020, the Company recorded a $1.0 foreign exchange loss upon remeasurement to USD.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Credit and Security Agreement

As described in Note 1, on March 11, 2020, the Company and HLEEF entered into the Credit Facility with HLEEF. The Credit Facility is secured by substantially all the assets of the Company. As of June 30, 2020, there were no amounts outstanding under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability of the Company to incur indebtedness in excess of $50.0 million, subject to certain exceptions, to make loans in excess of $250,000 to directors or officers of the Company or to any subsidiary other than fuboTV Sub, and to declare and pay any distributions, subject to certain exceptions. The Credit Facility also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other material indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Facility, and may exercise certain other rights and remedies provided for under the Credit Facility, the HLEEF Security Agreement, the other loan documents and applicable law.

On July 8, 2020, this Credit Agreement was terminated. Refer to Subsequent Events footnote for details surrounding this Termination and Release Agreement.

Note Purchase Agreement

As described in Note 1, on March 19, 2020, the Company and the other parties thereto entered into the Note Purchase Agreement, pursuant to which the Company sold to FB Loan the Senior Notes. On April 2, 2020, fuboTV and Sports Rights Management, LLC, a Delaware limited liability company (“SRM”), also joined the Note Purchase Agreement as borrowers (fuboTV Sub, SRM and the Initial Borrower, collectively, the “Borrower”). In connection with the Company’s acquisition of fuboTV Pre-Merger, the proceeds of $7.4 million, net of an original issue discount of $2.7 million, were received directly by fuboTV Pre-Merger.

Each Borrower’s obligations under the Senior Notes are secured by substantially all of the assets of each such Borrower pursuant to a Security Agreement, dated as of March 19, 2020, by and among Borrower and FB Loan (the “Security Agreement”).

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrower and its subsidiaries to, among other things, incur debt, grant liens, make certain restricted payments, make certain loans and other investments, undertake certain fundamental changes, enter into restrictive agreements, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Note Purchase Agreement. The Note Purchase Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other material obligations, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Note Purchase Agreement, and may exercise certain other rights and remedies provided for under the Note Purchase Agreement, the Security Agreement, the other loan documents and applicable law. The Company was in compliance with all covenants at June 30, 2020.

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

In connection with the Note Purchase Agreement, the Company issued FB Loan a warrant to purchase 3,269,231 shares of its common stock at an exercise price of $5.00 per share (the “FB Loan Warrant”) and 900,000 shares of its common stock. The fair value of the warrant on the Senior Notes issuance date was approximately $15.6 million and is recorded as a warrant liability in the accompanying condensed consolidated balance sheet with subsequent changes in fair value recognized in earnings each reporting period (see Note 14). The fair value of the 900,000 common stock issued was based upon the closing price of the Company’s common stock as of March 19, 2020 (or $8.15 per share or $7.3 million). Since the fair value of the warrants and common stock exceeded the principal balance of the Senior Notes, the Company recorded a loss on issuance of the Senior Notes totaling $12.9 million and is reflected in the accompanying condensed consolidated statement of operations.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The 900,000 shares were valued at $8.15 per share at March 19, 2020 and $7.5 million set forth on the balance sheet for shares settled payable for note payable reflects the fair value of 900,000 shares to be issued at $8.35 per share as of March 31, 2020. On April 28, 2020, these shares were issued at $10.00 per share. The Company recorded change in fair value of shares settled payable of $1.5 million and $1.7 million during the three and six months ended June 30, 2020, respectively.

The carrying value of the Senior Notes as of June 30, 2020 is comprised of the following (in thousands):

June 30, 2020
Principal value of Senior Note	$10,050
Original issue discount	(2,650)
Discount resulting from allocation of proceeds to warrant liability	(7,400)
Amortization of discount	9,183
Principal repayment	(7,500)
Net carrying value of Senior Note	$1,683

Pursuant to the Note Purchase Agreement, the Borrower agreed, among other things that (i) the Company shall file a registration statement with the Commission regarding the purchase and sale of 900,000 shares of the Company’s common stock issued to FB Loan in connection with the Note Purchase Agreement (the “Shares”) and any shares of capital stock issuable upon exercise of the FB Loan Warrant (the “Warrant Shares)”); and (ii) the Company shall have filed an application to list the Company’s Common Stock for trading on the NASDAQ exchange, on or before the date that is thirty (30) days following the closing date of the Note Purchase Agreement. Refer to the Amendments to the Note Purchase Agreements section below for further details.

Amendments to the Note Purchase Agreement

On April 21, 2020, the Company and the other parties to the Note Purchase Agreement entered into an Amendment to the Note Purchase Agreement to (i) extend the deadline for registration of the resale of the Shares and the Warrant Shares to May 25, 2020 and (ii) provide that in lieu of the obligation under the Note Purchase Agreement to apply to list on NASDAQ within thirty (30) days of March 19, 2020, the Company shall have initiated the process to list its capital stock on a national exchange on or before the date that is thirty (30) days following March 19, 2020. The Company has initiated this process.

Subsequently, on May 28, 2020, the Company and the other parties to the Note Purchase Agreement entered into a Consent and Second Amendment to the Note Purchase Agreement (the “Second Amendment”), pursuant to which, among other things, FB Loan agreed to extend the deadline for registration for of the Shares and the Warrant Shares for resale to July 1, 2020. In addition:

(i)	FB Loan consented to the May 11, 2020 sale by the Company of capital stock for aggregate consideration in the amount of $7.5 million; and
(ii)	the provision requiring that following receipt by any loan party or any subsidiary of proceeds of any financing, the Borrower must prepay the Senior Note in an amount equal to 100% of the cash proceeds of such financing, was removed.

Further, on July 1, 2020, the Company and the other parties to the Note Purchase Agreement entered into a Third Amendment to Note Purchase Agreement (the “Third Amendment”), pursuant to which (i) the deadline for registration of the Shares and the Warrant Shares for resale was extended to July 8, 2020 and (ii) the deadline for the redemption of the Senior Notes by the Borrower was amended to be the earlier to occur of (y) July 8, 2020 and (z) the date the Borrower receives the proceeds of any financing.

Finally, on August 3, 2020, pursuant to the Fourth Amendment to the Note Purchase Agreement (the “Fourth Amendment”), the Company agreed (i) to file a registration statement on Form S-1 (the “Registration Statement”) prior to August 7, 2020 that shall include the Shares, (ii) that within 91 days after the effective date of the Registration Statement, the Company shall file a registration statement with the Commission registering the Shares and the Warrant Shares, and (iii) that the Company shall have been approved to list its capital stock on a national exchange prior to the effective date of the Registration Statement.

The Company made a $7.5 million payment on the Note Purchase Agreement on May 28, 2020 and paid the remaining balance of $2.6 million and all accrued interest on July 3, 2020.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Joinder Agreement and Guaranty Agreement

On April 30, 2020, fuboTV Sub and SRM entered into a joinder agreement (the “Joinder Agreement”) in favor of FB Loan in connection with the Note Purchase Agreement. The Joinder Agreement is effective as of April 2, 2020.

Pursuant to the Joinder Agreement, (a) fuboTV Sub joined the Note Purchase Agreement, became an issuer of notes and a borrower thereunder, assumed all obligations of the Borrower in connection therewith, and granted a lien on substantially all of its assets to secure its obligations under the Note Purchase Agreement and any notes issued pursuant thereto and (b) SRM guaranteed the obligations of the Borrower and fuboTV Sub under the Note Purchase Agreement and any notes issued pursuant thereto and granted a security interest in substantially all of its assets to secure its guaranty obligations.

On April 30, 2020, in connection with the Joinder Agreement, SRM entered into a guaranty agreement (the “Guaranty Agreement”) in favor of FB Loan, pursuant to which SRM guaranteed the obligations of Borrower under fuboTV Sub under the Note Purchase Agreement. The Guaranty Agreement is effective as of April 2, 2020.

Paycheck Protection Program Loan

On April 21, 2020, the Company received a loan in the amount of $4.7 million from JPMorgan Chase Bank, N.A. (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP.

The Loan was granted under a note payable (the “Note”) dated April 21, 2020 issued by the Company. The Note matures on April 21, 2022 and bears interest at a rate of 0.98% per annum. Principal and accrued interest are payable monthly in equal installments through the maturity date, commencing on November 21, 2020, unless forgiven as described below. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments.

Forgiveness of the Loan is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements. To obtain forgiveness, the Company must request it, provide documentation in accordance with the SBA requirements, and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore the Company has recorded the $4.7 million as a loan on the June 30, 2020 condensed consolidated balance sheet. Of this amount, $1.9 million has been recorded as a current liability to reflect the amount due within twelve months from the balance sheet.

Revenue Participation Agreement

On May 15, 2020, the Company entered into a revenue participation agreement with Fundigo, LLC for $10.0 million (the “Purchase Price”). The Company received net proceeds of $9.5 million, net of an original issue discount of $0.5 million, in exchange for participation in all of the Company’s future accounts, contract rights, and other obligations arising from or relating to the payment of monies from the Company’s customers and/or third party payors (the “Revenues”), until an amount equal to 145% of the Purchase Price, or $14.5 million (the “Revenue Purchased Amount”). The repayment amount is reduced under the following circumstances.

(i) If the Company pays $12.0 million of the Revenue Purchased Amount to Fundigo LLC before June 15, 2020, such payments shall constitute payment in full of the Revenue Purchased Amounts and no additional debits will be made.

(ii) If the Company pays $13.0 million of the Revenue Purchased Amount to Fundigo LLC before July 4, 2020, such payments shall constitute payment in full of the Revenue Purchased Amounts and no additional debits will be made.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

This Agreement shall continue until Fundigo, LLC receives the full Revenue Purchased Amount, or earlier if terminated pursuant to any provision of the agreement. The Company accounted for this agreement as a loan and had an outstanding principal balance of $9.1 million as of June 30, 2020. Interest expense incurred on the loan was $2.7 million for the three months ending June 30, 2020. All outstanding amounts were repaid on July 6, 2020.

Century Venture

On May 15, 2020, the Company entered into a loan agreement (the “Loan”) with Century Venture, SA, receiving proceeds of $1.6 million to use for working capital and general corporate purposes. The Loan will bear interest at a rate of 8% per annum, payable in arrears on the 15th day of each month. In the event the Company fails to make a payment within ten (10) days after the due date, the Company shall pay interest on any overdue payment at the highest rate allowed by applicable law.

All remaining unpaid principal together with interest accrued and unpaid shall be due and payable upon the earlier of (a) completion of any debt or equity financing of the Company, which results in proceeds of at least $50 million, or (b) May 14, 2021. The entire $1.6 million remained outstanding as of June 30, 2020 and interest expense incurred on the loan for the three months ended June 30, 2020 was immaterial.

14.	Fair Value Measurements

The Company holds investments in equity securities and limited partnership interests, which are accounted for at fair value and classified within financial assets at fair value on the condensed consolidated balance sheet, with changes in fair value recognized as investment gain / loss in the condensed consolidated statements of operations. The Company also has an investment in Nexway common stock that is publicly traded on the Frankfurt Exchange. Additionally, the Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income/expense in the condensed consolidated statements of operations.

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3

Financial Liabilities at Fair Value:
Convertible notes	$3,661	$—	$—	$3,661
Profit share liability	2,119	$—	—	2,119
Derivative liability	163	—	—	163
Warrant liability – subsidiary	21	—	—	21
Warrant liabilities	40,617	—	—	40,617
Total	$46,581	$—	$—	$46,581

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

	December 31, 2019
	Total	Level 1	Level 2	Level 3

Financial Assets at Fair Value:
Financial assets at fair value	$1,965	$—	$1,965	$—
Total	$1,965	$—	$1,965	$—

Financial Liabilities at Fair Value:
Convertible notes	$1,203	$—	$—	$1,203
Profit share liability	1,971	—	—	1,971
Derivative liability	376	—	—	376
Warrant liability - subsidiary	24	—	—	24
Total	$3,574	$—	$—	$3,574

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the three and six months ended June 30, 2020. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Convertible Notes	Warrant Liability - Subsidiary	Profits Share Liability	Warrant Liabilities	Derivative Liability
Fair value at December 31, 2019	$1,203	$24	$1,971	$—	$376
Change in fair value	(200)	15	—	366	(97)
Additions	689	—	—	15,621	172
Redemption	—	—	—	—	(62)
Fair value at March 31, 2020	$1,692	$39	$1,971	$15,987	$389
Change in fair value	(925)	(18)	148	(4,966)	(23)
Additions	2,894	—	—	29,596	—
Redemption	—	—	—	—	(203)
Fair value at June 30, 2020	$3,661	$21	$2,119	$40,617	$163

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Warrant Liability - Subsidiary - The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The change in fair value of the subsidiary warrant liability is reported as a component of other income/(expense) in the condensed consolidated statement of operations. The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability with the following assumptions at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Exercise price	$0.75	$0.75
Stock price – subsidiary	$0.05	$0.02
Fair value of stock price	$—	$—
Risk free rate	0.17%	1.62%
Contractual term (years)	2.58	3.08
Expected dividend yield	—%	—%
Expected volatility	69.2%	83.7%
Number of subsidiary warrants outstanding	48,904,037	48,904,037

In arriving at the fair value of stock price as of June 30, 2020 and December 31, 2019, no discount was applied to the trading price of the PEC stock, as a result of illiquidity in the volumes being traded on the OTC markets. Risk-free interest rate was based on rates established by the Federal Reserve Bank. The volatility rate was based on stock prices of comparable companies.

Profit Share Liability - The fair value of the profits interest sold related to the Panda investment was determined using an expected cash flow analysis. The change in fair value of profit share liability of $0.1 million for the three and six months ended June 30, 2020 is reported as a component of other income/(expense) in the condensed consolidated statement of operations.

Warrant Liabilities

FB Loan Warrant

In connection with its Note Purchase Agreement (see Note 13), the Company issued the FB Loan Warrant and utilized the Black-Scholes pricing model. Absent the Company’s sequencing policy as disclosed in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 10, 2020, the Company would have recorded these warrants as equity classified. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the three and six months ended June 30, 2020 was ($5.5) million and ($5.1) million, respectively and was recorded as other expense in the condensed consolidated statement of operations.

The significant assumptions used in the valuation are as follows:

June 30, 2020
Fair value of underlying common shares	$10.45
Exercise price	$5.00
Expected dividend yield	—%
Expected volatility	50.5%
Risk free rate	0.17%
Expected term (years)	4.72

Purchase Agreements with Investors

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 3,735,922 shares (the “Purchased Shares”) of the Company’s common stock and issued 3,735,922 warrants to the Investors. See Note 17.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The warrant liability was recorded at the date of grant at fair value using a Monte Carlo simulation model. Subsequent changes in fair value for the three and six months ended June 30, 2020 were $10.4 million and was recorded as other income in the condensed consolidated statement of operations. The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability at June 30, 2020:

June 30, 2020
Fair value of underlying common shares	$10.45
Exercise price	$7.00
Expected dividend yield	—%
Expected volatility	68.9 – 70.2%
Risk free rate	0.16%
Expected term (years)	1.37 – 1.44

ARETE Wealth Management

On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock for investment services. Absent the Company’s sequencing policy as disclosed in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 10, 2020, the Company would have recorded these warrants as equity classified. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the three and six months ended June 30, 2020 was $0.4 million and was recorded as other income in the condensed consolidated statement of operations.

The significant assumptions used in the valuation are as follows:

June 30, 2020
Fair value of underlying common shares	$10.45
Exercise price	$5.00
Expected dividend yield	—%
Expected volatility	50.4%
Risk free rate	0.28%
Expected term (years)	4.9

Derivative Liability – The Series D Convertible Preferred Stock (the “Series D Preferred Stock”) contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. Subsequent changes in fair value for the three and six months ended June 30, 2020 was $23,000 and $0.1 million and was recorded as other income in the condensed consolidated statement of operations. The Company determined the fair value of this liability using the Monte Carlo simulation model with the following inputs:

	June 30, 2020	December 31, 2019
Stock price	$10.45	$8.91 – 9.03
Fixed conversion price	$0.25	$0.25
Risk free rate	0.16%	1.6%
Contractual term (years)	1.0 – 1.2	1.2 – 1.5
Expected dividend yield	8.0%	8.0%
Expected volatility	72.3% - 76.3%	89.2% - 90.4%

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

15.	Convertible Notes Payable

At June 30, 2020 and December 31, 2019, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying amount
Convertible notes
GS Capital Partners (5)	1/17/2020	10%	1/17/2021	150	(82)	196	264
EMA Financial, LLC (6)	2/6/2020	10%	11/6/2020	125	(59)	187	253
Adar Alef, LLC (7)	2/10/2020	12%	2/10/2021	150	(92)	196	254
BHP Capital (8)	3/24/2020	10%	3/24/2020	100	(71)	90	119
Jefferson Street Capital, LLC (9)	3/24/2020	10%	3/24/2020	100	(71)	90	119
Auctus Fund (10)	4/1/2020	10%	3/30/2021	1,100	(825)	1,663	1,938
Eagle Equities (11)	4/2/2020	10%	3/31/2021	275	(207)	351	419
Platinum Point (12)	4/2/2020	10%	3/31/2021	103	(69)	92	126
Platinum Point (13)	4/2/2020	10%	4/20/2021	420	(340)	381	461
EMA Financial, LLC (14)	5/5/2020	10%	5/5/2020	250	(211)	415	454
Balance at June 30, 2020				$2,773	$(2,027)	$3,661	$4,407

	Issuance Date	Stated Interest Rate	Maturity Date	Principal	Unamortized Discount	Variable Share Settlement Feature at Fair Value	Carrying amount
Convertible notes
Adar Bays - Alef (1)	7/30/2019	10%	7/30/2020	$275	$(159)	$379	$495
JSJ Investments (2)	12/6/2019	10%	12/6/2020	255	(238)	422	439
Eagle Equities (3)	12/12/2019	12%	12/12/2020	210	(199)	285	296
BHP Capital (4)	12/20/2019	10%	12/20/2020	125	(114)	117	128

Balance at December 31, 2019				$865	$(710)	$1,203	$1,358

The derivative liabilities results from the variable share settlement provision featured within the convertible notes issued by the Company. The fair value of the derivative liabilities was estimated using the Monte Carlo simulation model on the dates that the notes were issued and were subsequently revalued at June 30, 2020 and December 31, 2019, with the following weighted average assumptions:

	June 30, 2020	December 31, 2019

Stock Price	$7.00 – 12.10	$8.91 – 10.15
Risk Free Interest Rate	0.13 – 0.19%	1.52 – 1.60%
Expected life (years)	0.08 – 1.00	0.58 – 1.00
Expected dividend yield	—%	—%
Expected volatility	73.5 – 79.9%	90.0 – 95.3%

Fair Value - Note Variable Share Settlement Feature (in thousands)	$3,661	$1,203

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

(1)	On July 30, 2019, the Company issued a convertible promissory note to Adar Alef, LLC in the amount of $275,000. The note accrues interest at a rate of 12% per annum and matures on July 30, 2020. The note is not convertible until the six month anniversary of the note, at which time if the note has not already been repaid by the Company, the note holder shall be entitled to convert all or part of the note into shares of the Company’s common stock, at a price per share equal to 53% of the lowest trading price of the common stock for the twenty prior trading days upon which the conversion notice is received by the Company.

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

On June 2, 2020, the Company repaid the principal balance of $255,000 and accrued interest of approximately $12,000.

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

On June 10, 2020, the Company repaid the principal balance of $210,000 and accrued interest of approximately $13,000.

(4)

On December 20, 2019, the Company issued a convertible promissory note to BHP Capital NY Inc. with a principal balance of $125,000. The Company received net proceeds of $122,500. The note matures on December 20, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date. In connection with the promissory note, the Company issued 5,000 shares of its restricted common stock with a fair value of approximately $47,000. The Company had the option to buy back the shares 180 days from the issue date, for a one-time payment of $8.00 per share. This option was not exercised and has expired as of June 30, 2020.

On June 17, 2020, the Company repaid the principal balance of $125,000 and accrued interest of approximately $6,000.

(5)	On January 17, 2020, the Company issued a convertible promissory note to GS Capital Partners, LLC. with a principal balance of $150,000. The note matures on January 17, 2021 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

On July 15, 2020, the Company repaid the principal balance of $150,000 and accrued interest of approximately $7,000.

(6)	On February 6, 2020, the Company issued a convertible promissory note to EMA Financial, LLC. with a principal balance of $125,000. The note matures on November 6, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock equal to the lower of (i) the lowest closing price of the common stock during the preceding twenty (20) day trading period ending on the latest trading day prior to the note issuance date or (ii) at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(7)	On February 10, 2020, the Company issued a convertible promissory note to Adar Alef, LLC. with a principal balance of $150,000. The note matures on February 10, 2021 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

(8)	On March 24, 2020, the Company issued a convertible promissory note to BHP Capital NY Inc. with a principal balance of $100,000. The note matures on demand and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(9)	On March 24, 2020, the Company issued a convertible promissory note to Jefferson Street Capital, LLC. with a principal balance of $100,000. The note matures on demand and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(10)	On April 1, 2020, the Company issued a convertible promissory note to Auctus Fund, LLC. with a principal balance of $1.1 million. The note matures on March 30, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous thirty (30) day trading period ending on the latest complete trading day prior to the conversion date. In connection with this convertible promissory note, the Company issued 142,118 warrants and 30,000 shares of common stock. See Note 17.

(11)	On April 2, 2020, the Company issued a convertible promissory note to Eagle Equities, LLC. with a principal balance of $275,000. The note matures on March 31, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(12)	On April 2, 2020, the Company issued a convertible promissory note to Platinum Point Capital, LLC. with a principal balance of $103,000. The note matures on March 31, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(13)	On April 23, 2020, the Company issued a convertible promissory note to Platinum Point Capital, LLC. with a principal balance of $420,000. The note matures on April 20, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date. In connection with this convertible promissory note, the Company issued 55,172 warrants and 25,000 shares of common stock. See Note 17.

(14)	On May 11, 2020, the Company issued a convertible promissory note to EMA Financial, LLC. with a principal balance of $250,000. The note matures on May 5, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock equal to the lower of (i) the lowest closing price of the common stock during the preceding twenty (20) day trading period ending on the latest trading day prior to the note issuance date or (ii) at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

In addition to the above convertible promissory notes, on January 29, 2020, the Company issued a convertible promissory note to Auctus Fund, LLC. with a principal balance of $275,000. The note matures on November 29, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty five (25) day trading period ending on the latest complete trading day prior to the conversion date. On March 19, 2020, the Company repaid in full the principal balance and interest of approximately $4,000.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

16.	Temporary Equity

Series D Convertible Preferred Stock

On March 6, 2020, the Company (i) entered into a stock purchase agreement to issue 203,000 shares of its Series D Preferred Stock, for proceeds of $203,000 and (ii) redeemed the 203,000 shares of Series D Preferred Stock previously issued on September 6, 2019.

On June 16, 2020, the Company redeemed 253,000 shares of its Series D Preferred Stock previously issued on December 19, 2019 in exchange for $339,174. As a result, the total number of shares of Series D Preferred Stock outstanding as of June 30, 2020 was 203,000.

The following table summarizes the Company’s Series D Preferred Stock activities for the three and six months ended June 30, 2020 (dollars in thousands):

	Series D Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2019	461,839	$462
Issuance of Series D convertible preferred stock for cash	203,000	203
Offering cost related to issuance of Series D convertible preferred stock	—	(3)
Deemed dividends related to immediate accretion of offering cost	—	3
Accrued Series D preferred stock dividends	8,868	9
Bifurcated redemption feature of Series D convertible preferred stock	—	(171)
Deemed dividends related to immediate accretion of bifurcated redemption feature of Series D convertible preferred stock	—	171
Redemption of Series D preferred stock (including accrued dividends)	(210,831)	(211)
Total temporary equity as of March 31, 2020	462,876	$463
Accrued Series D preferred stock dividends	8,330	8
Redemption of Series D preferred stock (including accrued dividends)	(263,037)	(263)
Total temporary equity as of June 30, 2020	208,169	$208

The redemption of the 203,000 shares of Series D Preferred Stock (previously issued on September 6, 2019) on March 6, 2020 occurred as follows (amounts in thousands except share and per share values):

Series D preferred stock issued	203,000
Per share value	$1.00
Series D preferred stock value	$203
Accrued dividends	$8
Total Series D preferred stock	$211
Redemption percentage	$1.29
Total redemption	$272

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The redemption of the 253,000 shares of Series D Preferred Stock (previously issued on December 19, 2019) on June 16, 2020 occurred as follows (amounts in thousands except share and per share values):

Series D preferred stock issued	253,000
Per share value	$1.00
Series D preferred stock value	$253
Accrued dividends	$10
Total Series D preferred stock value	$263
Redemption percentage	1.29%
Total redemption	$339

Holders of shares of the Series D Preferred Stock are entitled to receive, cumulative cash dividends at the rate of 8% on $1.00 per share of the Series D Preferred Stock per annum (equivalent to $0.08 per annum per share), subject to adjustment. The dividends are payable solely upon redemption, liquidation or conversion. The Company recorded approximately $5,000 accrued dividend as of June 30, 2020.

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

The initial discounted carrying value resulted in recognition of a bifurcated redemption feature of $0.2 million, further reducing the initial carrying value of the shares of Series D Preferred Stock. The discount to the aggregate stated value of the shares of Series A Convertible Preferred Stock, resulting from recognition of the bifurcated redemption feature was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Series D Shares. The accretion is presented in the condensed consolidated statement of operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

17.	Stockholders’ Equity/ (Deficit)

Preferred Stock Designations

On March 20, 2020, FaceBank Pre-Merger amended its Articles of Incorporation to withdraw, cancel and terminate the previously-filed (i) Certificate of Designation of with respect to 5,000,000 shares of its Series A Preferred Stock, par value $0.0001 per share, (ii) Certificate of Designation with respect to 1,000,000 shares of its Series B Preferred Stock, par value $0.0001 per share, (iii) Certificate of Designation with respect to 41,000,000 shares of its Series C Preferred Stock, par value $0.0001 per share and (iv) Certificate of Designation with respect to 1,000,000 shares of its Series X Preferred Stock, par value $0.0001 per share. Upon the withdrawal, cancelation and termination of such designations, all shares previously designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series X Preferred Stock were returned to the status of authorized but undesignated shares of the Company’s Preferred Stock, par value $0.0001 per share.

On March 20, 2020, in connection with the Merger, FaceBank Pre-Merger filed an amendment to its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). The Series AA Convertible Preferred Stock (the “Series AA Preferred Stock”) has no liquidation preference. The Series AA Preferred Stock is entitled to receive dividends and other distributions as and when paid on the Common Stock on an as converted basis. Each share of Series AA Preferred Stock is initially convertible into two shares of Common Stock, subject to adjustment as provided in the Series AA Preferred Stock Certificate of Designation and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Each share of Series AA Preferred Stock shall have 0.8 votes per share (the “Voting Rate”) on any matter submitted to the holders of the Common Stock for a vote and shall vote together with the Common Stock on such matters for as long as the Series AA Preferred Stock is outstanding. The Voting Rate shall be subject to adjustment in the event of stock splits, stock combinations, recapitalizations reclassifications, extraordinary distributions and similar events. There are 4,912,069 shares reserved for issuance to certain shareholders of fuboTV Pre-Merger in connection with the Merger.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Common Stock Activity

Issuance of Common Stock for Cash

The Company raised approximately $2.3 million through issuances of an aggregate of 795,593 shares of its common stock in private placement transactions during the three months ended March 31, 2020 with investors.

The Company raised approximately $0.5 million through issuances of an aggregate of 170,391 shares of its common stock in private placement transactions during the three months ended June 30, 2020 with investors.

Issuance of Common Stock and Warrants for Cash

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements Investors, pursuant to which the Company sold an aggregate of 3,735,922 shares of the Company’s common stock at a purchase price of $7.00 per share and issued warrants to the Investors covering a total of 3,735,922 shares of the Company’s common stock for an aggregate purchase price of $26.1 million.

Issuance of Common Stock Related to PEC Acquisition

During the three and six months ended June 30, 2020, the Company has issued 1,201,749 and 4,928,829 shares of its common stock in exchange for 14,222,975 and 17,950,055 shares of its subsidiary PEC, respectively. The interests exchange in PEC were previously recorded within noncontrolling interests and the transactions were accounted for as a reduction of $0.9 million and $2.0 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in Additional paid-in capital, during the three and six months ended June 30, 2020.

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

During the three months ended June 30, 2020, the Company issued 343,789 shares of its common stock with a fair value of $3.1 million in exchange for consulting services.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The Company did not issue any common stock for employee compensation during the three months ended June 30, 2020.

Issuance of Common Stock in Connection with Convertible Notes

During the three and six months ended June 30, 2020, the Company issued 25,000 and 62,500 shares of its common stock with a fair value of approximately $0.2 million and $0.3 million, respectively, in connection with the issuance of convertible notes.

Equity Compensation Plan Information

The Company’s 2014 Equity Incentive Stock Plan (the “2014 Plan”) provides for the issuance of up to 16,667 incentive stock options and nonqualified stock options to the Company’s employees, officers, directors, and certain consultants. The 2014 Plan is administered by the Company’s Board and has a term of 10 years.

Contemporaneous with the closing of the Merger, the Company assumed 8,051,098 stock options issued and outstanding under the fuboTV Pre-Merger 2015 Equity Incentive Plan (the “2015 Plan”) with a weighted-average exercise price of $1.32 per share. From the Effective Time, such options may be exercised for shares of our common stock under the terms of the 2015 Plan.

On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan (the “Plan”). The Company created an incentive option pool of 12,116,646 shares of the Company’s Common Stock under the Plan.

On May 21, 2020, we established our Outside Director Compensation Policy to set forth guidelines for the compensation of our non-employee directors for their service on our Board of Directors.

Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on 10 years. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. Due to the changes in the Company subsequent to the Merger, the Company changed its peer group for estimating expected volatility.

During the three months ended March 31, 2020, 280,000 options were granted outside of the Plan, and there were no options granted during the three months ended March 31, 2019. There were no options granted outside of the Plan in the three and six months ended June 30, 2020.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Employees

The following reflects stock option activity for the six months ended June 30, 2020 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	16,667	$28.20	$—	8.1
Options assumed from Merger	8,051,098	$1.31
Granted	5,747,039	$8.51
Forfeited or expired	(359,331)	$0.75
Outstanding as of June 30, 2020	13,445,473	$4.44	$81,360	8.3
Options vested and exercisable as of June 30, 2020	5,442,709	$4.43	$81,378	6.9

There were no employee options granted, forfeited or expired in the three months ended March 31, 2020.

Total compensation cost related to unvested options not yet recognized was approximately $38.0 million and $0 as of June 30, 2020 and December 31, 2019, respectively. The weighted average period over which this compensation cost related to unvested employee options will be recognized is 2.7 and 0 years as of June 30, 2020 and December 31, 2019, respectively.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2020 was $4.20. No options were exercised during the three and six months ended June 30, 2020. The aggregate fair value of options vested during the three months and six months ended June 30, 2020 was $1.3 million. There was no stock-based compensation recognized during the six months ended June 30, 2019.

Market and Service Condition Based Options

In the three and six months ended June 30, 2020, 3,078,297 options were granted that vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price (not included in table above).

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions as of the grant date:

Dividend yield	—%
Expected volatility	76.0 – 88.1%
Risk free rate	0.24 – 0.30%
Derived service period	1.59 – 1.91

Non-employees

During the three months ended March 31, 2020, in connection with the Mayweather Agreement, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. This option has a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date.

As part of the Merger, the Company also assumed 343,047 options granted to non-employees with a weighted average exercise price of $0.23 (included in table above). Total compensation cost related to unvested non-employee options is immaterial as of June 30, 2020.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

There were no options granted to non-employees in the three months ended June 30, 2020.

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2020 are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2019	200,007	$12.15	$—
Issued	7,477,443	$6.08	$32,670
Expired	(200,000)	$—	$—
Outstanding as of June 30, 2020	7,477,450	$6.10	$32,670
Warrants exercisable as of June 30, 2020	7,477,450	$6.10	$32,670

On March 19, 2020, in connection with its Note Purchase Agreement (see Note 13), the Company issued the FB Loan Warrant, a warrant to purchase 3,269,231 shares of its common stock with a fair value of $15.6 million.

On April 1, 2020, the Company issued 142,118 warrants in connection with a $1.1 million convertible note. The exercise price is $7.74 with a 5-year term.

On April 23, 2020, the Company issued 55,172 warrants in connection with a $0.4 million convertible note. The exercise price is $9.00 with a 3-year term.

Between May 11, 2020 and June 8, 2020, the Company issued 3,735,922 warrants in connection with Purchase Agreements with Investors with an exercise price of $7.00 with a 1.5-year term.

On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share.

18.	Leases

On February 14, 2019, the Company entered into a lease for offices in Jupiter, Florida. The lease has an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,000. The Company has an option to extend the lease for another year until August 31, 2021 for annual rent of $95,000 and a second option for an extension until August 31, 2022 for annual rent of $98,000. The Company recorded the lease obligations in accordance with ASC 842.

As part of the acquisition of Nexway on September 19, 2019, the Company recognized right of use assets of $3.6 million and lease liabilities of $3.6 million associated with an operating lease obtained in the acquisition. At December 31, 2019, the Company had operating lease liabilities of $3.5 million and right of use assets of $3.5 million recorded in the consolidated balance sheet. At March 31, 2020, the Company deconsolidated its investment in Nexway and accordingly, reduced its operating lease liabilities and right of use assets to $0.

As part of the acquisition of fuboTV Pre-Merger on April 1, 2020, the Company recognized right of use assets and lease liabilities of $5.2 million for three operating leases. fuboTV Pre-Merger had entered into a lease agreement in April 2017 for approximately 10,000 square feet of office space in New York, NY. The lease commenced in April 2017 and the initial term of the lease is for a period of ten years with an option to renew for an additional five years. The renewal option is not considered in the remaining lease term as the Company is not reasonably certain that it will exercise such option. On January 30, 2018, the Company amended their lease agreement to add approximately 6,600 square feet of office space. The lease term commenced in February 2018 and is effective through March 2021.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

In February 2020, fuboTV Pre-Merger entered into a sublease with Welltower, Inc. to lease approximately 6,300 square feet of office space in New York, NY. The lease commenced in March 2020 and is effective through July 30, 2021. The annual rent for the space is $455,000.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Operating leases
Operating lease cost	$312	$410
Variable lease cost	3	76

Operating lease expense	$315	$486
Short-term lease rent expense	166	166

Total rent expense	$481	$652

Weighted-average remaining lease term – operating leases	6.6	6.6
Weighted-average discount rate – operating leases	5.3%	5.3%

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$23	$30
Variable lease cost	15	20

Operating lease expense	$38	$50
Short-term lease rent expense	—	—

Total rent expense	$38	$50

Weighted-average remaining lease term – operating leases	1.2	1.2
Weighted-average discount rate – operating leases	10.0%	10.0%

19.	Commitments and Contingencies

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the financial statements taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal expenses associated with any contingency are expensed as incurred.

In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $0.5 million which remains on the balance sheet as a liability at June 30, 2020 and December 31, 2019. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

On August 27, 2018, plaintiff Scott Meide filed a complaint in the United States District Court for the Middle District of Florida, Jacksonville Division against PEC, now one of our majority-owned subsidiaries, naming its former officers, among others, as defendants. The plaintiff’s claims are based on three investments: (i) the purchase of 750,000 restricted shares from PEC for the amount of $300,000 on July 18, 2014; (ii) the purchase of 800,000 shares of PEC from defendant Gregory Centineo in July 2015; and (iii) an investment in Evolution AI Corporation in 2018 in the amount of $75,000. Until recently, Mr. Meide was proceeding pro se. Although he has pled multiple claims, the crux of Mr. Meide’s claim, at least as pled in the Second Amended Complaint, which is the operative complaint, is that he was fraudulently induced into making all three investments. The complaint contains a claim for federal securities fraud which forms the only basis for federal jurisdiction. All of the defendants have moved to dismiss the Second Amended Complaint on various grounds, including, but not limited to, the ground that the plaintiff Mr. Meide lacks standing to bring the claims since the purchases of securities were made by Jacksonville Injury Center, LLC, rather than Mr. Meide in his individual capacity.

On June 29, 2020, an attorney entered an appearance for Mr. Meide and filed (i) a motion to substitute Jacksonville Injury Center, LLC as the plaintiff and (ii) a motion for leave to file an amended complaint. All of the defendants have filed oppositions to the motion to substitute and motion for leave to amend. The proposed new complaint continues to allege fraud, but also purports to plead a shareholder derivative lawsuit in connection with a claim of an improper transfer of assets to the Company. The new proposed complaint also names the Company as a new defendant. Discovery in the matter has been stayed since July of 2019. The matter is set for trial in September of 2020, but we do not expect the trial to go forward given the pending motions to dismiss and stay of discovery.

The Company’s subsidiaries and affiliates plan to reaffirm their motions to dismiss and the Company believes Mr. Meide’s final amended complaint will also be dismissed. The Company plans to the ask the court for an award of sanctions and attorney fees in connection with Mr. Meide’s filing of a frivolous lawsuit.

On June 8, 2020, Andrew Kriss and Eric Lerner (the “Plaintiffs”) filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants FaceBank Group, Inc., John Textor and Frank Patterson, among others (Index No. 605474/20). The Notice lists claims for breach of express contract and implied duties, fraud, aiding and abetting fraud, fraud in the inducement, fraudulent misrepresentation, fraudulent concealment, fraudulent conveyance, unjust enrichment and declaratory relief, and states that the Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000) on the breach of contract claim with interest from the date of the alleged breach on September 9, 2014. As of August 13, 2020, the Company had not been served.

20.	Supplemental Cash Flow Information

	Six Months Ended June 30
(in thousands)	2020	2019

Supplemental disclosure of cash flow information
Interest paid	$4,110	$—
Income tax paid	$—	$—

Non cash financing and investing activities
Issuance of convertible preferred stock for Merger	$566,124	$—
Reclass of shares settled liability for intangible asset to stock-based compensation	$1,000	$—
Issuance of common stock – subsidiary share exchange	$2,042	$—
Reclass of shares settled liability to additional paid-in capital for issuance of common stock	$9,054
Lender advanced loan proceeds direct to fuboTV	$7,579	$—
Accrued Series D Preferred Stock dividends	$17	$—
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock settlement of liability	$171	$—
Common stock issued for lease settlement	$—	$130
Right-of-use assets exchanged for operating lease liabilities	$5,395	$—

21.	Subsequent Events

Issuance of Common Stock and Warrants for Cash

On July 2, 2020, the Company entered into a Purchase Agreement with Credit Suisse Capital LLC, pursuant to which the Company sold 2,162,163 shares of the Company’s common stock at a purchase price of $9.25 per share for an aggregate purchase price of $20.0 million.

On July 29, 2020, the Company issued 6,630,012 shares of the Company’s Series AA Convertible Preferred stock to an affiliate distributor.

Termination of Credit Agreement

On July 8, 2020, the Company entered into a Termination and Release Agreement with HLEE Finance to terminate the Credit Agreement. The Company did not draw down on the Credit Agreement during its term.

Share Purchase Agreement

On July 10, 2020, we entered into a Share Purchase Agreement (the “SPA”) with C2A2 Corp. AG Ltd. and Aston Fallen (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed to acquire all of the 1,000 shares of Facebank AG common stock, held by the Company. The transaction closed on July 10, 2020 and the Company redeemed an aggregate of 3,633,114 shares of the Company’s common stock at a redemption price of $0.0001 per share in exchange for 4,833,114 new shares of Company common stock at a sale price of $0.0001 per share, resulting in a net issuance of 1,200,000 new shares of the Company’s common stock. The Company expects to recognize a gain of approximately $8.3 million on this transaction during the third quarter.

Credit Agreement

On July 16, 2020, we entered into a Credit Agreement (the “Access Road Credit Agreement”) with Access Road Capital LLC (the “Lender”). Pursuant to the terms of the Access Road Credit Agreement, the Lender extended a term loan (the “Loan”) to us with a principal amount of $10.0 million. The Loan bears interest at a fixed rate of 13.0% per annum and matures on July 16, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2020 (the “Annual Report”).

The results of our operations for the three and six months ended June 30, 2020 are not readily comparable against the results of our operations in the comparable prior year three and six month period ended June 30, 2019 as a result of our acquisitions of fuboTV Pre-Merger and Facebank AG, and our acquisition of and then deconsolidation of Nexway AG and its subsidiaries.

Incorporation

 fuboTV Inc. (“fuboTV” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. (the “Name Change”) and as of May 1, 2020, the Company’s trading symbol was changed to “FUBO.” The Company has filed a Notice of Corporate Action (the “Action”) with FINRA regarding the Name Change. The Action is pending FINRA approval at this time.

Unless the context otherwise requires, “fuboTV,” “we,” “us,” “our,” and the “Company” refers to fuboTV and its subsidiaries on a consolidated basis, and “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation, prior to the Merger, and “fuboTV Sub” refers to fuboTV Inc., a Delaware corporation, and the Company’s wholly-owned subsidiary following the Merger. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger and its subsidiaries prior to the closing of the Merger.

Merger with fuboTV Inc Pre-Merger

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Pre-Merger, whereby fuboTV Pre-Merger continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Pre-Merger (the “Merger Agreement” and such transaction, the “Merger”).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the capital stock of fuboTV Pre-Merger was converted into the right to receive shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”). Each share of Series AA Preferred Stock is entitled to 0.8 votes per share and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Until the time we are able to uplist to a national securities exchange, the Series AA Preferred Stock benefits from certain protective provisions that would require us to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class, before undertaking certain matters.

Prior to the Merger, the Company was, and after the Merger continues to be, a character-based virtual entertainment company, and a leading developer of digital human likeness for celebrities and consumers, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. As a result of the Merger, fuboTV Pre-Merger, a leading live TV streaming platform for sports, news, and entertainment, became a wholly-owned subsidiary of the Company.

In connection with the Merger, on March 11, 2020, the Company and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided the Company with a $100.0 million revolving line of credit (the “Credit Facility”). The Credit Facility is secured by substantially all the assets of the Company. On July 8, 2020, the Company entered into a Termination and Release Agreement with HLEE Finance to terminate the Credit Agreement. The Company did not draw down on the Credit Agreement during its term. See Notes Payable footnote for more information about the Credit Facility.

On March 19, 2020, FaceBank Pre-Merger, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and FaceBank Pre-Merger, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10.1 million (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.7 million. In connection with the FB Loan, FaceBank Pre-Merger, fuboTV Pre-Merger and certain of their respective subsidiaries granted a lien on substantially of their assets to secure the obligations under the Senior Notes. The Company made a $7.5 million payment on the Note Purchase Agreement on May 28, 2020 and paid the remaining balance of $2.6 million on July 3, 2020.

Prior to the Merger, fuboTV Pre-Merger and its subsidiaries were party to a Credit and Guaranty Agreement, dated as of April 6, 2018 (the “AMC Agreement”), with AMC Networks Ventures LLC as lender, administrative agent and collateral agent (“AMC Networks Ventures”). fuboTV Pre-Merger previously granted AMC Networks Ventures a lien on substantially all of its assets to secure its obligations thereunder. The AMC Agreement survived the Merger and, as of the Effective Time, there was $23.8 million outstanding under the AMC Agreement. In connection with the Merger, the Company guaranteed the obligations of fuboTV Pre-Merger under the AMC Agreement on an unsecured basis. The liens of AMC Networks Ventures on the assets of fuboTV Pre-Merger are senior to the liens in favor of FB Loan and the Company securing the Senior Notes.

Nature of Business

The Company is a leading digital entertainment company, combining fuboTV Pre-Merger’s direct-to-consumer live TV streaming, or vMVPD, platform with FaceBank Pre-Merger’s technology-driven IP in sports, movies and live performances. We expect that this business combination will create a content delivery platform for traditional and future-form IP. We plan to leverage FaceBank Pre-Merger’s IP sharing relationships with leading celebrities and other digital technologies to enhance its already robust sports and entertainment offerings.

Since the Merger, while we continue our previous business operations, we are principally focused on offering consumers a leading live TV streaming platform for sports, news and entertainment through fuboTV. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States, though the Company has started to assess expansion opportunities into international markets, with operations in Canada and the launch in late 2018 of its first ex-North America offering of streaming entertainment, to consumers in Spain.

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

Components of Results of Operations

Revenues, net

Subscription

Subscription revenues consist primarily of subscription plans sold through the Company’s website and third-party app stores.

Advertisements

Advertisement revenue consist primarily of fees charged to advertisers who want to display ads (‘impressions”) within the streamed content.

Software licenses, net

Software license revenue consists of revenue generated from the sale of software licenses at one of our subsidiaries, Nexway eCommerce Solutions.

Other

Other revenue consists of a contract to sub-license rights to broadcast certain international sporting events to a third party.

Subscriber Related Expenses

Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming.

Broadcasting and Transmission

Broadcasting and transmission expenses consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscribers.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives.

Technology and Development

Technology and development expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, technical services, software expenses, and hosting expenses.

General and Administrative

General and administrative expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, corporate insurance, office expenses, professional fees, as well as travel, meals, and entertainment costs.

Depreciation and amortization

Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets.

Other income/(expense)

Other income/(expense) primarily consists of issuance gains/losses and the change in fair value of financial instruments, interest expense and financing costs on our outstanding borrowings, unrealized gains/losses on equity method investments, and the loss recorded on the deconsolidation of a subsidiary.

Income tax benefit

The Company’s deferred tax liability and income tax benefit relates to our amortizable of finite-lived intangible assets.

Results of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net
Subscriptions	$39,511	$—	$39,511	$—
Advertisements	4,323	—	4,323	$—
Software licenses, net	—	—	7,295	$—
Other	338	—	338	—

Total Revenues	$44,172	$—	$51,467	$—

Operating expenses:
Subscriber related expenses	53,087	—	53,087	—
Broadcasting and transmission	9,492	—	9,492	—
Sales and marketing	7,577	111	11,256	324
Technology and development	9,551	—	9,551	—
General and administrative	17,338	693	33,862	1,517
Depreciation and amortization	14,417	5,158	19,637	10,316

Total operating expenses	111,462	5,962	136,885	12,157

Operating loss	(67,290)	(5,962)	(85,418)	(12,157)

Other income (expense):
Interest expense and financing costs	(13,325)	(454)	(15,906)	(900)
Loss on deconsolidation of Nexway	—	—	(11,919)	—
Loss on issuance of notes, bonds and warrants	(26,753)	—	(50,806)	—
Change in fair value of warrant liability	4,966	—	4,600	—
Change in fair value of subsidiary warranty liability	18	1,124	3	3,601
Change in fair value of shares settled liability	(1,485)	—	(1,665)	—
Change in fair value of derivative liability	(823)	890	(526)	1,018
Change in fair value of Panda interests	(148)	—	(148)	—
Unrealized gain on equity method investment	2,614	—	2,614	—
Other expense	(1,010)	—	(1,446)	—

Total other income (expense)	(35,946)	1,560	(75,199)	3,719

Loss before income taxes	(103,236)	(4,402)	(160,617)	(8,438)
Income tax benefit	3,481	1,037	4,519	2,206

Net loss	$(99,755)	$(3,365)	$(156,098)	$(6,232)

Subsequent to June 30, 2019, the Company acquired Facebank AG, Nexway and fuboTV Pre-Merger. The results of our operations for the three and six months ended June 30, 2020 include the results of operations of those entities and also include the effects of the deconsolidation of Nexway as of March 31, 2020. Because of this, the results of operations for the three and six months ended June 30, 2020 are not comparable to the results of operations for the three and six months ended June 30, 2019.

Revenue, net

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recognized revenues of $44.2 million, primarily related to $39.5 million of subscription revenue, $4.3 million of advertising revenue and $0.3 million in other revenue. These revenues were generated entirely by fuboTV post-Merger which occurred on April 1, 2020 and there are no comparable results in the prior year.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized revenues of $51.5 million, primarily related to $39.5 million of subscription revenue and $4.3 million of advertising revenue in connection with the second quarter acquisition of fuboTV Pre-Merger. These revenues were generated entirely by fuboTV post-Merger which occurred on April 1, 2020 and there are no comparable results in the prior year. In addition, we generated $7.3 million related to the sale of software licenses from our acquisition of Facebank AG.

Subscriber related expenses

Three and Six Months Ended June 30, 2020 and 2019

During the three and six months ended June 30, 2020, we recognized subscriber related expenses of $53.1 million due to affiliate distribution rights and other distribution costs in connection with the streaming revenue generated from the Merger on April 1, 2020.

There were no subscriber related expenses recognized during the three and six months ended June 30, 2019.

Broadcasting and transmission

Three and Six Months Ended June 30, 2020 and 2019

During the three and six months ended June 30, 2020, we recognized broadcasting and transmission expenses of $9.5 million primarily related to transmissions of our services in connection with the streaming revenue generated from the Merger on April 1, 2020.

There were no broadcasting and transmission expenses recognized during the three and six months ended June 30, 2019.

Sales and marketing

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recognized sales and marketing expenses of $7.6 million as compared to $0.1 million during the three months ended June 30, 2019. The increase in sales and marketing expenses were incurred to acquire new customers to our streaming platform after the Merger on April 1, 2020.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized sales and marketing expenses of $11.3 million as compared to $0.3 million during the six months ended June 30, 2019. The increase of $11.0 million is primarily related to the $7.5 million of sales and marketing expenses incurred to acquire new customers to our streaming platform after the Merger on April 1, 2020. The remaining increase in sales and marketing expenses were related to the costs incurred to acquire new customers of Nexway resulting from our 2019 acquisitions of Facebank AG and Nexway.

Technology and development

Three and Six Months Ended June 30, 2020 and 2019

During the three and six months ended June 30, 2020, we recognized technology and development expenses of $9.6 million in connection with the development of our streaming platform after the Merger on April 1, 2020.

There were no technology and development expenses recognized during the three and six months ended June 30, 2019.

General and Administrative

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, general and administrative expenses totaled $17.3 million, compared to $0.7 million for the three months ended June 30, 2019. The increase of $16.6 million was primarily related to $8.4 million of incremental general and administrative expenses as a result of the acquisition of fuboTV Pre-Merger and $6.8 million of professional services due to additional financing and acquisition activities.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, general and administrative expenses totaled $33.9 million, compared to $1.5 million for the six months ended June 30, 2019. The increase of $32.4 million was primarily related to $9.2 million compensation expenses and $6.2 million other general and administrative expenses resulting from our 2019 acquisitions of Facebank AG and Nexway. In addition, we incurred an additional $8.4 million of incremental general and administrative expenses as a result of the acquisition of fuboTV Pre-Merger and $6.8 million of professional services due to additional financing and acquisition activities.

Depreciation and amortization

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recognized depreciation and amortization expenses of $14.4 million compared to $5.2 million during the three months ended June 30, 2019. The increase of $9.2 million is primarily related to the amortization expenses recognized on the intangible assets acquired as part of the Merger on April 1, 2020 of $9.1 million.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized depreciation and amortization expenses of $19.6 million compared to $10.3 million during the six months ended June 30, 2019. The increase of $9.3 million is primarily related to $9.1 of amortization expense recorded for the intangible assets acquired in connection with the Merger on April 1, 2020.

Other Income (Expense)

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recognized $35.9 million of other expense (net), compared to $1.6 million of other income (net) during the three months ended June 30, 2019. The $35.9 million of other expense (net) recognized during the three months ended June 30, 2020 was primarily related to a $26.8 million loss on the issuance of warrants and $13.3 million of interest expense on our outstanding borrowings. These expenses were partially offset by a $5.0 million gain in the fair value of warrant liabilities and $2.6 million unrealized gain on our equity method investment in Nexway. For the three months ended June 30, 2019, we recognized $1.6 million of other income (net) primarily related to $2.0 million of gains from the change in fair value of financial instruments, offset by $0.4 million of interest expense on our outstanding borrowings. The increase in other expenses are primarily due to the new financings which resulted in loss on issuances of financial instruments, and additional interest expenses incurred on outstanding borrowings.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized $75.2 million of other expense (net), compared to $3.7 million of other income (net) during the six months ended June 30, 2019. The $75.2 million of other expense (net) recognized during the six months ended June 30, 2020 was primarily related to a $50.8 million loss on issuance of convertible notes, bonds and warrants, a $15.9 million of interest expense on our outstanding borrowings, and an $11.9 million loss on the deconsolidation of Nexway. These expenses were partially offset by a $4.6 million gain in the fair value of warrant liabilities and $2.6 million unrealized gain on our equity method investment in Nexway. For the six months ended June 30, 2019, we recognized $3.7 million of other income (net) related to a $3.6 million gain in fair value of subsidiary warrant liability and $1.0 million gain in the fair value of derivative liabilities, partially offset by $0.9 million of interest expense. The increase in other expenses are primarily due new financings which resulted in loss on issuances of financial instruments, additional interest expenses incurred on outstanding borrowings and the loss on the deconsolidation of Nexway.

Income tax benefit

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recognized an income tax benefit of $3.5 million, compared to $1.0 million during the three months ended June 30, 2019. The increase in income tax benefits for the three months ended June 30, 2020 was related to the amortization of the deferred tax liability established in connection with the Merger with fuboTV Pre-Merger on April 1, 2020.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized an income tax benefit of $4.5 million, compared to $2.2 million during the six months ended June 30, 2019. The increase for the six months ended June 30, 2020 was related to the amortization of the deferred tax liability established in connection with the Merger with fuboTV Pre-Merger on April 1, 2020.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $7.4 million, a working capital deficiency of $258.3 million and an accumulated deficit of $210.5 million as at June 30, 2020. The Company incurred a $156.1 million net loss for the six months ended June 30, 2020. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that those financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management believes that the Company has access to capital resources through potential issuances of debt and equity securities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash, to operate its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of an equity financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. Given the daily evolution of the COVID-19 outbreak and the global response to curb its spread, COVID-19 may affect the Company’s results of operations, financial condition or liquidity.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	(42,314)	(1,548)
Net cash used in investing activities	(697)	(374)
Net cash provided by financing activities	44,073	2,042
Net increase in cash and cash equivalents	1,062	120

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $42.3 million, which consisted of our net loss of $156.1 million, adjusted for non-cash movements of $102.0 million. The non-cash movements included $50.8 million of losses on issuance of convertible notes, bonds and warrants, $19.6 million of depreciation and amortization expenses primarily related to intangible assets, $17.8 million stock-based compensation, $11.0 million of amortization of debt discounts, $8.6 million loss on deconsolidation of Nexway partially offset by $4.6 million of change in fair value of warrant liability and $4.5 million of deferred income tax benefits. Changes in operating assets and liabilities resulted in cash inflows of approximately $11.8 million, primarily due to a net increase in accounts payable, accrued expenses and other current liabilities of $11.7 million due to timing of payments.

For the six months ended June 30, 2019, net cash used in operating activities was $1.5 million, which consisted of our net loss of $6.2 million, adjusted for non-cash movements of $4.3 million. The non-cash movements included $10.3 million of depreciation and amortization expenses primarily related to intangible assets, $0.5 million of amortization of debt discounts and $0.3 million of accrued interest expense related to our notes payable, partially offset by $4.6 million related to the change in fair value of our financial instruments and $2.2 million of deferred income tax benefits. Changes in operating assets and liabilities resulted in cash inflows of approximately $0.4 million, primarily consisted of increases in accounts payable and accrued expenses of $0.5 million due to timing of payments.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $0.7 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger, offset by net cash paid of $9.4 million for the acquisition of fuboTV Pre-Merger and $0.1 million of capital expenditures.

For the six months ended June 30, 2019, net cash used in investing activities was $0.4 million, which primarily consisted of our $1.0 million payment for our investment in Panda Productions (HK) Limited (“Panda”), offset by $0.7 million received from accredited investors for an interest in Panda.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $44.1 million. The net cash provided is primarily related to $28.9 million of proceeds received from the sale of our common stock, $23.6 million of proceeds received in connection with short-term and long-term borrowings and $3.0 million of proceeds received from the issuance of convertible notes. These proceeds were partially offset by repayments of $7.5 million in connection with the Note Purchase Agreement, $1.3 million in connection with our loan with AMC Networks Ventures, LLC, $1.1 million in connection with convertible notes and $0.9 million in connection with our Revenue Participation Agreement.

For the six months ended June 30, 2019, net cash provided by financing activities was $2.0 million. The net cash provided is primarily related to $2.2 million of proceeds received from the sale of our common stock and warrants and 0.4 million of proceeds from related parties. These proceeds were partially offset by repayments of $0.5 million of our convertible notes.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include revenue recognition, allocating the fair value of purchase consideration issued in business acquisitions, investments, depreciable lives of property and equipment, analysis of impairments of recorded goodwill and other long-term assets, accruals for potential liabilities, assumptions made in valuing derivative liabilities, assumptions made when estimating the fair value of equity instruments issued in share-based payment arrangements and deferred income taxes and related valuation allowance.

There have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Revenue from Customers

We recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the

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

The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Subscription revenue is recognized at a point in time when we satisfy a performance obligation by transferring control of the promised services to the customers. Advertising revenue is recognized at a point in time when we satisfy a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the SEC on August 10, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

For the fiscal year ended December 31, 2019, we have identified material weaknesses in our internal control over financial reporting.

Subsequent to the Merger, the Company has taken steps to address the internal control deficiencies that contributed to the material weaknesses, including:

●	transitioning responsibility over the accounting function to the finance personnel of fuboTV Pre-Merger, including individuals with prior experience working for finance departments of public companies;

●	hiring additional experienced finance and accounting personnel with technical accounting experience, supplemented by third-party resources;

●	documenting and formally assessing our accounting and financial reporting policies and procedures, and implementing segregation of duties in key functions;

●	assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records timely;

●	improving the compilation processes, documentation and monitoring of our critical accounting estimates; and

●	implementing processes for creating an effective and timely close process.

The implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, The COVID-19 pandemic could negatively affect our internal controls over financial reporting, including our ongoing process of remediating the material weakness in our disclosure control and procedures, as a portion of our workforce is required to work from home and standard processes are disrupted. New processes, procedures, and controls which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are and may be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, in our opinion, the likelihood of any material adverse impact on our consolidated results of operations, cash flows or our financial position for any such litigation or claims is deemed to be remote. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Scott Meide vs. Pulse Evolution Corporation et. al.

On August 27, 2018, plaintiff Scott Meide filed a complaint in the United States District Court for the Middle District of Florida, Jacksonville Division against PEC, now one of our majority-owned subsidiaries, naming its former officers, among others, as defendants. The plaintiff’s claims are based on three investments: (i) the purchase of 750,000 restricted shares from PEC for the amount of $300,000 on July 18, 2014; (ii) the purchase of 800,000 shares of PEC from defendant Gregory Centineo in July 2015; and (iii) an investment in Evolution AI Corporation in 2018 in the amount of $75,000. Until recently, Mr. Meide was proceeding pro se. Although he has pled multiple claims, the crux of Mr. Meide’s claim, at least as pled in the Second Amended Complaint, which is the operative complaint, is that he was fraudulently induced into making all three investments. The complaint contains a claim for federal securities fraud which forms the only basis for federal jurisdiction. All of the defendants have moved to dismiss the Second Amended Complaint on various grounds, including, but not limited to, the ground that the plaintiff Mr. Meide lacks standing to bring the claims since the purchases of securities were made by Jacksonville Injury Center, LLC, rather than Mr. Meide in his individual capacity.

On June 29, 2020, an attorney entered an appearance for Mr. Meide and filed (i) a motion to substitute Jacksonville Injury Center, LLC as the plaintiff and (ii) a motion for leave to file an amended complaint. All of the defendants have filed oppositions to the motion to substitute and motion for leave to amend. The proposed new complaint continues to allege fraud, but also purports to plead a shareholder derivative lawsuit in connection with a claim of an improper transfer of assets to the Company. The new proposed complaint also names the Company as a new defendant. Discovery in the matter has been stayed since July of 2019. The matter is set for trial in September of 2020, but we do not expect the trial to go forward given the pending motions to dismiss and stay of discovery. We believe the lawsuit has no merit, and we intend to vigorously defend our position.

Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al.

On June 8, 2020, Andrew Kriss and Eric Lerner (the “Plaintiffs”) filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants FaceBank Group, Inc., John Textor and Frank Patterson, among others (Index No. 605474/20). The Notice lists claims for breach of express contract and implied duties, fraud, aiding and abetting fraud, fraud in the inducement, fraudulent misrepresentation, fraudulent concealment, fraudulent conveyance, unjust enrichment and declaratory relief, and states that the Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000) on the breach of contract claim with interest from the date of the alleged breach on September 9, 2014. As of August 13, 2020, the Company had not been served.

Item 1A. Risk Factors

On April 1, 2020, we consummated the acquisition of fuboTV Inc., a Delaware corporation by the merger of fuboTV Acquisition Corp., our wholly-owned subsidiary, with and into fuboTV Inc., a Delaware corporation which we refer to as the “Merger.” In this Item 1A, unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to the combined company post-Merger – fuboTV Inc., or fuboTV, and its subsidiaries, including fuboTV Sub. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger and its subsidiaries prior to the closing of the Merger, and “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation and its subsidiaries prior to the Merger.

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We have incurred losses since inception. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits, and we anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months.

Additionally, both FaceBank Pre-Merger’s current and former independent registered public accountants issued audit opinions – FaceBank Pre-Merger’s current accountants with respect to FaceBank Pre-Merger’s consolidated financial statements for the year ended December 31, 2019, and FaceBank Pre-Merger’s former firm with respect to FaceBank Pre-Merger’s consolidated financial statements for the year ended December 31, 2018 – indicating that there is substantial doubt about FaceBank Pre-Merger’s ability to continue as a going concern. FaceBank Pre-Merger’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, fuboTV Pre-Merger’s accountants with respect to fuboTV Pre-Merger’s consolidated financial statements for the year ended December 31, 2019 indicated there was substantial doubt about fuboTV Pre-Merger’s ability to continue as a going concern.

The reaction of investors to the inclusion of a going concern statement by FaceBank Pre-Merger’s independent registered public accountants and our management’s determination that we may be unable to continue as a going concern could materially adversely affect the price of our common stock. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced, including as a result of the effects of the COVID-19 pandemic, and if we are unable to raise additional funding from other sources, we may be unable to continue in business.

We will require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to enhance our platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we will need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

The restatement of our previously issued financial statements could expose us to risks that could materially adversely affect our financial position, results of operations and cash flows.

We have restated our previously-issued financial statements for the year ended December 31, 2019 and quarter ended March 31, 2020. These restatements, and the remediation efforts we intend to undertake could expose us to a number of risks that could materially adversely affect our financial position, results of operations and cash flows.

TV streaming is highly competitive and many companies, including large technology companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract subscribers and our business will be harmed.

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining subscribers on, and effective monetization of, our platform. To attract and retain subscribers, we need to be able to respond efficiently to changes in consumer tastes and preferences and continue to increase the type and number of content offerings. Effective monetization requires us to continue to update the features and functionality of our streaming platform for subscribers and advertisers.

Companies such as Netflix, Amazon.com, Dish Network, Apple Inc. and Google Inc. offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.

In addition, many TV brands, such as LG, Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions within their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Cablevision, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market.

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our platform to gain or maintain broad market acceptance. To remain competitive, we need to continuously invest in product development and marketing. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. New entrants may enter the TV streaming market with unique service offerings or approaches to providing video. In addition, our competitors may enter into business combinations or alliances that strengthen their competitive positions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

The long-term and fixed cost nature of certain of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.

In connection with licensing streaming content, we typically enter into multi-year agreements with content providers. These agreements have sometimes required us to pay minimum license fees for content that are not tied to subscriber usage or the size of our subscriber base. Given the multiple-year duration and sometimes fixed cost nature of content commitments, if subscriber acquisition and retention do not meet our expectations, our margins may be adversely impacted, and we may not be in a position to make the minimum guarantee payments required under certain content licenses. We have already failed to make minimum guarantee payments to certain key programmers and may not be in a position to make similar payments in the future. If we do not make these payments, then we may lose access to such content, which in turn may further depress subscriber acquisition or retention, cause other programmers to exercise termination rights due to the content mix available through our service, or impact our ability to obtain content from other programmers. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not fund the production of such content. Additionally, we are currently in breach under certain of our content provider agreements as a result of our unwillingness to make certain fixed fee payments required pursuant to such agreements. We are currently negotiating the terms of these agreements, and in particular, fixed fee payments required thereunder, but if we are unsuccessful in renegotiating these agreements or the payments required thereunder, our partners could terminate these agreements and require us to make these fixed fee payments in their entirety, which could adversely affect our business, results of operations and financial condition.

To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of certain of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of certain of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.

Our revenue and gross profit are subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.

Seasonal variations in subscriber and marketing behavior significantly affect our business. We have previously experienced, and expect to continue to experience, effects of seasonal trends in subscriber behavior due to the seasonal nature of sports. Additionally, increased Internet usage and sales of streaming service subscriptions during the fourth quarter of each calendar year affect our business. We also may experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, but also incur greater marketing expenses as we attempt to attract new subscribers to our platform. In addition, expenditures by advertisers tend to be cyclical and are often discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns, and a variety of other factors, many of which are outside our control.

Given the seasonal nature of our subscriptions, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected revenue, due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

The recent COVID-19 pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.

The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and employee concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which may impact their productivity. Travel has been severely curtailed, and virtually all professional and college sports leagues have cancelled or altered seasons and events. Such limitations caused by the pandemic have also resulted in us seeking previous extensions for our current and periodic filings with the SEC. As a result, our broadcasting partners had and are having to substitute other content in the place of previously scheduled live sporting events. While professional sports are returning in the United States, there is no guarantee that those seasons continue uninterrupted or at all. The potential further delay or cancellation of professional and college sports may cause us to temporarily have less popular content available on our platform, which could negatively impact consumer demand for and subscription retention to our platform and our number of paid subscribers.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the actions of professional and college sports leagues; the availability and cost to access the capital markets; the effect on our subscribers and subscriber demand for and ability to pay for our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality. During the COVID-19 pandemic, we may not be able to provide the same level of customer service that our subscribers are used to, which could negatively impact their perception of our platform resulting in an increase in cancellations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, subscribers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our subscribers, or on our financial results.

If we fail to obtain or maintain popular content, we may fail to retain existing subscribers and attract new subscribers.

We have invested a significant amount of time to cultivate relationships with our content providers; however, such relationships may not continue to grow or yield further financial results. We currently have over 240 streaming channels on our platform in the United States, and we must continuously maintain existing relationships and identify and establish new relationships with content providers to provide popular content. In order to remain competitive, we must consistently meet user demand for popular streaming channels and content. If we are not successful in maintaining channels on our platform that attract and retain a significant number of subscribers, or if we are not able to do so in a cost-effective manner, our business will be harmed.

If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.

We have experienced significant subscriber growth over the past several years. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with compelling content choices and effectively market our platform. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers. In addition, many of our subscribers rejoin our platform or originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected. If consumers perceive a reduction in the value of our platform because, for example, we introduce new or adjust existing features, adjust pricing or platform offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers cancel their subscription for many reasons, including due to a perception that they do not use the platform sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscriptions both to replace canceled subscriptions and to grow our business beyond our current subscription base. While we permit multiple subscribers within the same household to share a single account for non-commercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per subscriber) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these subscribers with new subscribers.

Our agreements with distribution partners contain parity obligations which limit our ability to pursue unique partnerships.

Our agreements with distribution partners contain obligations which require us to offer them the same technical features, content, pricing and packages that we make available to our other distribution partners and also require us to provide parity in the marketing of the availability of our application across our distribution partners. These parity obligations may limit our ability to pursue technological innovation or partnerships with individual distribution partners and may limit our capacity to negotiate favourable transactions with different partners or otherwise provide improved products and services. As our technical feature developments progress at varying speeds and at different times with different distribution partners, we currently offer some enhanced technical features on distribution platforms that we do not make available on other distribution platforms, which limits the quality and uniformity of our offering to all consumers across our distribution platforms. In addition, delays in technical developments across our distribution partners puts us at risk of breaching our parity obligations with such distribution platforms, which threatens the certainty of our agreements with distribution partners.

If we are unable to maintain an adequate supply of ad inventory on our platform, our business may be harmed.

We may fail to attract content providers that generate sufficient ad content hours on our platform and continue to grow our video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. We grow ad inventory by adding and retaining content providers on our platform with ad-supported channels that we can monetize. The amount, quality and cost of inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

We operate in a highly competitive industry and we compete for advertising revenue with other Internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and Internet radio. We may not be successful in maintaining or improving our fill-rates or cost per mille (“CPMs”).

Our competitors offer content and other advertising mediums that may be more attractive to advertisers than our TV streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our advertising revenue by, among other things, continuing to improve our platform’s data capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

If the advertisements on our platform are not relevant or not engaging to our subscribers, our growth in active accounts and hours streamed may be adversely impacted.

We have made, and are continuing to make, investments to enable advertisers to deliver relevant advertising content to subscribers on our platform. Existing and prospective advertisers may not be successful in serving ads that lead to and maintain user engagement. Those ads may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our subscribers and advertisers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain subscribers and advertisers. If we do not introduce relevant advertisements or such advertisements are overly intrusive and impede the use of our TV streaming platform, our subscribers may stop using our platform which will harm our business.

We may not be successful at expanding our content to areas outside our current content offering and even if we are able to expand into other content areas and sustain such expansion, we may not be successful in overcoming our reputation as primarily a live sports streaming service.

We currently have a reputation as primarily a live sports streaming service. We are making efforts to expand our content offerings outside live sports streaming, and currently offer a wide selection of news and entertainment content. However, we may not be successful at expanding our content to areas outside our current content offering, or maintaining content from our current content offering, and even if we are able to expand into other content areas and sustain such expansion, we may not be successful in overcoming our reputation as primarily a live sports streaming service.

Integrating the business of fuboTV Pre-Merger and FaceBank Pre-Merger may be more difficult, costly, or time-consuming than anticipated.

We are still in the process of integrating fuboTV Pre-Merger and FaceBank Pre-Merger. A successful integration of these businesses will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our businesses without encountering difficulties, such as:

●	the loss of key employees;
●	disruption of operations and business;
●	inability to maintain and increase competitive presence;
●	possible inconsistencies in standards, control procedures and policies;
●	unexpected problems with costs, operations, personnel and technology; and/or
●	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular operations.

Additionally, general market and economic conditions may inhibit our successful integration. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether we integrate our businesses, including our organizational culture, operations, technologies, services and products, in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we made fair value estimates of certain assets and liabilities in the Merger. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We may be subject to fines or other penalties imposed by the Internal Revenue Service and other tax authorities.

We are currently delinquent in filing annual tax returns with the Internal Revenue Service and several states. FaceBank Pre-Merger has not filed its federal and state income tax returns for several years. We are in the process of working to remedy this issue by filing these delinquent tax returns. We may be subject to penalties and interest with the tax authorities because of the late tax returns. There can be no assurance that we remedy our delinquent filings sufficiently, and we may face penalties and fees which would adversely affect our operating results and investors’ confidence in our internal operations.

We could be required to collect additional sales and other similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our subscriptions and adversely affect our operating results.

Sales and use, value-added, goods and services, and similar tax laws and rates are complicated and vary greatly by jurisdiction. There is significant uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et. al. (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to, and we are working with our tax advisors to determine our collection obligations in each jurisdiction. We may be obligated to collect and remit sales tax in jurisdictions in which we have not collected and remitted sales tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.

We are subject to taxation-related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2019, we had available to us federal net operating loss carryforwards, a portion of which will, if not used, expire at various dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past, and therefore a portion of our net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including this offering, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the exchange we are listed on, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

Prior to the Merger, fuboTV Pre-Merger was not a public company and FaceBank Pre-Merger had limited resources. Our management has faced significant challenges in consolidating the functions of fuboTV Pre-Merger and FaceBank Pre-Merger and their subsidiaries, including integrating their technologies, organizations, procedures, policies and operations. In connection with the Merger, we have been working to integrate certain operations of fuboTV Pre-Merger and FaceBank Pre-Merger, including, among other things, back-office operations, information technology and regulatory compliance.

We have been and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and finance and accounting. Prior to such expansion, as a result of previously maintaining a limited legal, finance and accounting staff, we may later determine that certain related party transactions were not properly identified, reviewed and approved prior to us entering into them with such related parties.

As we seek to increase staffing levels to manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Additionally, for our recent Exchange Act filings, we have relied on an order (the “Order”) issued by the SEC pursuant to Section 36 of the Exchange Act (Release No. 34-88465), permitting filing extensions to certain public companies based on the COVID-19 pandemic. We relied upon this permissible extension in good faith after analyzing, among other things, the fact that our books and records were not easily accessible, which resulted in delays in preparation and completion of our financial statements, and that the various governmental mandatory closures of businesses have precluded our personnel, particularly our senior accounting staff, from obtaining access to our subsidiaries’ books and records necessary to prepare our financial statements. Following this analysis, we believe that we satisfied all eligibility criteria to take advantage of these extensions. If it is later determined that we were ineligible to rely upon the Order for such extensions, our filings could be deemed to be late, which could have a material adverse effect on our ability to raise capital, which could have a material adverse effect on our business, results of operations, and financial condition.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition, and any inability to do so could adversely affect our billing services and financial reporting.

We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our subscribers, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our business to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our subscriber base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. In addition, advertisers generally rely on third-party measurement services to calculate our metrics, and these third-party measurement services may not reflect our true audience. If advertisers, partners, or investors do not perceive our subscriber, geographic, or other demographic metrics to be accurate representations of our subscriber base, or if we discover material inaccuracies in our subscriber, geographic, or other demographic metrics, our reputation may be seriously harmed.

Non-compliance with the objective and subjective criteria for the Paycheck Protection Program loan could have a material adverse effect on our business.

On April 21, 2020, we availed ourselves of a PPP Loan from JPMorgan Chase Bank, N.A., in the aggregate amount of $4,699,240.00, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated April 21, 2020 issued by the Company, matures on April 21, 2022, and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 21, 2020. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020 The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On April 23, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP Loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain “work-from-home” limitations. We also took into account our need for additional funding to continue operations, and our ability to currently access alternative forms of capital in the current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the PPP Loan of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan or determined that we did not comply with requirements after receiving the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

In connection with the Merger, we incurred approximately $33.80 million of additional indebtedness from (i) the sale of senior secured promissory notes in an aggregate principal amount of $10.05 million to FB Loan Series I, LLC, or the Senior Notes, and (ii) our guarantee of approximately $23.75 million of existing indebtedness of fuboTV Pre-Merger under its existing senior secured credit facility with AMC Networks Ventures LLC, or the AMC Facility, which is secured by a lien on substantially all of the assets of the Company. Following the Merger, we have repaid the Senior Notes in full as of July 3, 2020. In addition, we have outstanding convertible promissory notes with an aggregate principal amount of $2,773,000. To the extent not converted, we may be required to pay principal, interest, and any late fees to the holders of these notes. Furthermore, on July 16, 2020, Access Road Capital LLC made a term loan to us in the principal amount equal to $10,000,000, which is currently outstanding. We are currently conducting a review of our credit agreements to determine our ongoing compliance obligations under such agreements.

As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past, which could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our business, financial condition and results of operations. For example:

●	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited or financing may be unavailable;

●	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

●	lack of liquidity could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

●	our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

●	if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements.

If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may need or desire to refinance our existing indebtedness, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance the term loans or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements.

If TV streaming develops more slowly than we expect, our operating results and growth prospects could be harmed. In addition, our future growth depends in part on the growth of TV streaming advertising.

TV streaming is a relatively new and rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our platform are subject to a high degree of uncertainty.

We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband Internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for subscribers relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. Subscribers, content publishers or advertisers may find TV streaming platforms to be less attractive than traditional TV, which would harm our business. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as TV, radio and print. The future growth of our business depends in part on the growth of TV streaming advertising, and on advertisers increasing spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of TV streaming advertising, then this market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

Legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances or business practices. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

We could become subject to litigation regarding intellectual property rights that could be costly and harm our business.

Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. Plaintiffs that have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing risks could harm our business.

As a result of intellectual property infringement claims, or to avoid potential claims, we have previously chosen to, and may in the future choose or be required to, seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished.

Failure to protect our domain names could also adversely affect our reputation and brand and make it more difficult for subscribers to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Our use of open source software could impose limitations on our ability to commercialize our platform.

We incorporate open source software in our platform. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell subscriptions to our platform. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our platform, to re-engineer our platform or to discontinue our platform in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

If we are unable to obtain necessary or desirable third-party technology licenses, our ability to develop platform enhancements may be impaired.

We utilize commercially available off-the-shelf technology in the development of our platform. As we continue to introduce new features or improvements to our platform, we may be required to license additional technologies from third parties. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain necessary third-party licenses, we may be required to obtain substitute technologies with lower quality or performance standards, or at a greater cost, any of which could harm the competitiveness of our platform and our business.

We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our subscribers and other individuals. The regulatory environment for the collection and use of data relating to individuals, including subscriber and other consumer data, by online service providers, content distributors, advertisers and publishers is unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate compliance with such standards by content publishers, advertisers, or others.

For example, the California Consumer Privacy Act, or CCPA, became operative on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and to afford such consumers new abilities to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, a new privacy law, the California Privacy Rights Act, or the CPRA, recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

Our use of data to deliver relevant advertising on our platform places us and our content publishers at risk for claims under a number of unsettled laws, including the Video Privacy Protection Act, or VPPA. Some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also revised its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and could effectively apply to limit the information that we or our content publishers and advertisers collect and use through certain content publishers, the content of advertisements and in relation to certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards relating to privacy, data protection, and information security.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union, or EU, and its member states have laws and regulations requiring informed consent for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. More generally, the EU General Data Protection Regulation, or the GDPR, which has been in effect since May 25, 2018, imposes stringent obligations relating to data protection and security and authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some violations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our platform.

Complying with the GDPR, CCPA, and other laws, regulations, and other obligations relating to privacy, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations.

Furthermore, the interpretation and application of laws, regulations, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, and these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management and processing practices, our policies or procedures, or the features of our platform. We may face claims or allegations that we are in violation of these laws, regulations, standards, or contractual or other obligations. We could be required to fundamentally change our business activities and practices or modify our platform or practices to address laws, regulations, or other obligations relating to privacy, data protection, or information security, or claims or allegations that we have failed to comply with any of the foregoing, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited.

Increased regulation of data collection, use and distribution practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws and regulations, all could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business. Additionally, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of content publishers and advertisers may limit their use and adoption of, and reduce the overall demand for, our platform and advertising on our platform, and content publishers and advertisers may be at risk for violation or alleged violation of laws, regulations, and other standards relating to privacy, data protection, and information security relating to their activities on our platform. More generally, privacy, data protection, and information security concerns, whether or not valid, may inhibit market adoption of our platform, particularly in certain foreign countries.

Any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or security-related contractual terms with content publishers, advertisers, or others, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us, regulatory investigations and proceedings, and claims, litigation, and other liability involving governmental entities and private parties, damage to our reputation, and inhibit use of our platform by advertisers and sales of subscriptions to our platform, all of which could harm our business, financial condition, and results of operations.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet, which may include laws and regulations related to user privacy, data protection, information security, consumer protection, payment processing, taxation, intellectual property, electronic contracts, Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as privacy, payment processing, taxation and consumer protection related to the Internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by subscribers. Moreover, as Internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

As we improve our TV streaming platform, we may also be subject to new laws and regulations specific to such technologies.

We are subject to payment processing risk.

Acceptance and processing of payments are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted.

Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.

The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as Internet based e-commerce or entertainment video providers are increasing their streaming video offerings.

Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share or revenues.

If content providers refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide our subscribers with content they can watch depends on content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our subscribers may be adversely affected and/or our costs could increase. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase.

Further, if we do not maintain a compelling mix of content, our subscriber acquisition and retention may be adversely affected.

Our content providers impose a number of restrictions on how we distribute and market our products and services, which can adversely affect our business.

A number of our major content partners impose significant restrictions on how we can distribute and market our products and services. For example, our content partners may prevent us from partnering with third party distributors and manufacturers to exploit new market opportunities or prevent us from bundling or reselling our products with third party products and services, or otherwise restrict how we might brand or market our products and services. Our content partners also impose restrictions on the content and composition of the packages we can make available to our customers and restrictions on how we might make some or all of our content available to customers (such as on a standalone basis, length of free trials or access modified or shorter form content). These restrictions may prevent us from responding dynamically to changing customer expectations or market demands or exploiting lucrative partnership opportunities. Content providers may also restrict the advertising that may be made available in connection with their content, including restrictions on the content and timing of such advertising, and restrictions on how advertising may be sold (such as a limit to sale on an aggregated, non-content specific basis only), which limits our opportunity to exploit potentially lucrative revenue streams.

Content providers may also only provide their content on a service that includes a minimum number of channels from other providers, or require that we only provide their content in specific service tiers that include a specific mix of programming. Certain provisions in these agreements could become a challenge to comply with if we were to lose rights under agreements with key programmers.

In addition, our content partners generally impose requirements on us to treat them at least as favorably as other major providers in various ways, such as equal treatment with respect to content recommendations, displays on user interfaces, the marketing and promotion of content and streaming quality standards. This may materially restrict the functionality and performance of our technology, particularly our proprietary recommendation engine. This may also prevent us from offering commercial benefits to certain content providers, limiting our capacity to negotiate favorable transactions and overall limiting our ability to provide improved products and services.

Our agreements with content providers are complex, with various rights restrictions and favorability obligations which impose onerous compliance obligations.

The content rights granted to us are complex and multi-layered and differ substantially across different content and content providers. We may be able to make certain content available on a video-on-demand basis or on certain devices but may be restricted from doing the same with other content, sometimes even with the same content provider. We are often not able to make certain content available at certain times or in certain geographical regions. In addition, our obligations to provide equality in the treatment between certain content providers require us to continuously monitor and assess treatment of content providers and content across our products and services.

These complex restrictions and requirements impose a significant compliance burden which is costly and challenging to maintain. A failure to maintain these obligations places us at risk of breaching our agreements with content providers, which could lead to loss of content and damages claims, which would negatively impact on our products and service and our financial position.

If our efforts to build a strong brand and to maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our business may be harmed.

Building and maintaining a strong brand is important to our ability to attract and retain subscribers, as potential subscribers have a number of TV streaming choices. Successfully building a brand is a time-consuming and comprehensive endeavor and can be positively and negatively impacted by any number of factors. Some of these factors, such as the quality or pricing of our platform or our customer service, are within our control. Other factors, such as the quality of the content that our content publishers provide, may be out of our control, yet subscribers may nonetheless attribute those factors to us. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors are larger companies and promote their brands through traditional forms of advertising, such as print media and TV commercials, and have substantial resources to devote to such efforts. Our competitors may also have greater resources to utilize Internet advertising or website product placement more effectively than we can. If we are unable to execute on building a strong brand, it may be difficult to differentiate our business and platform from our competitors in the marketplace; therefore, our ability to attract and retain subscribers may be adversely affected and our business may be harmed.

If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our subscribers and their various consumer electronic devices. For example, as part of the content delivery systems, we use third-party content delivery networks (“CDNs”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our subscribers could be adversely impacted and our business and results of operation could be adversely affected.

Likewise, our system for predicting subscriber content preferences is based on advanced data analytics systems and our proprietary algorithms. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our ability to predict subscriber content preferences depends in part on our ability to gather and effectively analyze large amounts of subscriber data. Our ability to predict content that our subscribers enjoy is critical to the perceived value of our platform among subscribers and failure to make accurate predictions could materially adversely affect our ability to adequately attract and retain subscribers and sell advertising to meet investor expectations for growth or to operate the business profitably. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing subscribers and add new subscribers may be impaired. Any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

The quality of our customer support is important to our subscribers, and if we fail to provide adequate levels of customer support we could lose subscribers, which would harm our business.

Our subscribers depend on our customer support organization to resolve any issues relating to our platform. A high level of support is critical for the successful marketing of our platform. Providing high-level support is further challenging during the COVID-19 pandemic and resulting remote work environment. If we do not effectively train, update and manage our customer support organization that assists our subscribers in using our platform, and if that support organization does not succeed in helping them quickly resolve any issues or provide effective ongoing support, it could adversely affect our ability to sell subscriptions to our platform and harm our reputation with potential new subscribers.

We could be subject to economic, political, regulatory and other risks arising from our international operations.

Operating in international markets requires significant resources and management attention and subjects us to economic, political, regulatory and other risks that may be different from or incremental to those in the U.S. In addition to the risks that we face in the U.S., our international operations involve risks that could adversely affect our business, including:

●	the need to adapt our content and user interfaces for specific cultural and language differences;

●	difficulties and costs associated with staffing and managing foreign operations;

●	political or social unrest and economic instability;

●	compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including local ownership requirements for streaming content providers and laws and regulations relating to privacy, data protection and information security, and the risks and costs of non-compliance with such laws, regulations and customs;

●	regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

●	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

●	fluctuations in currency exchange rates;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems;

●	new and different sources of competition; and

●	different and more stringent user protection, data protection, privacy and other laws, including data localization and/or restrictions on data export, and local ownership requirements.

Our failure to manage any of these risks successfully could harm our international operations and our overall business and results of our operations.

Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription to existing and potential subscribers.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other data, content, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees or subscribers to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.

We have implemented certain systems and processes designed to thwart hackers and protect our data and systems, but the techniques used to gain unauthorized access to data, systems, and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access, and we may be delayed in detecting unauthorized access or other security breaches and other incidents. There is no assurance that hackers may not have a material impact on our service or systems in the future or that security breaches or other incidents may not occur due to these or other causes. Efforts to prevent disruptions to our service and unauthorized access to our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Additionally, disruption to our service and data security breaches and other incidents may occur as a result of employee or contractor error. Any significant disruption to our service or access to our systems or any data that we or those who provide services for us maintain or otherwise process, or the perception that any of these have occurred, could result in a loss of subscriptions, harm to our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems or any loss of or unauthorized access to, use, alteration, destruction, or disclosure of personal information or other data could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. With the increase in remote work during the current COVID-19 pandemic, we and the third parties we use in our operations face increased risks to the security of infrastructure and data, and we cannot guarantee that our or their security measures will prevent security breaches. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

We depend on highly skilled key personnel to operate our business, and if we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the talents and contributions of our senior management and co-founders, including David Gandler, our Co-Founder and Chief Executive Officer, Simone Nardi, our Chief Financial Officer, Alberto Horihuela, our Co-Founder and Chief Marketing Officer, Sung Ho Choi, our Co-Founder and Head of Product, Geir Magnusson Jr., our Chief Technology Officer, members of our executive team, and other key employees, such as key engineering, finance, legal, research and development, marketing, and sales personnel. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. We use equity awards to attract talented employees, but if the value of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.

We rely upon a number of partners to make our service available on their devices.

We currently offer subscribers the ability to receive streaming content through a host of Internet-connected screens, including TVs, digital video players, television set-top boxes and mobile devices. Some of our agreements with key distribution partners give distribution partners the ability to terminate their carriage of our service at any time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our subscribers via these devices, our ability to retain subscribers and grow our business could be adversely impacted.

Our business could be adversely affected if a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than the Company, and while these entities should be responsible for the devices’ performance, the connection between these devices and fuboTV may nonetheless result in consumer dissatisfaction toward the Company and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices, or may lead to us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our subscribers’ use and enjoyment could be negatively impacted.

The impact of worldwide economic conditions may adversely affect our business, operating results, and financial condition.

Our financial performance is subject to worldwide economic conditions and their impact on levels of advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a material adverse impact on our business. Historically, economic downturns have resulted in overall reductions in advertising spending. Economic conditions may adversely impact levels of consumer spending, which could adversely impact our number of subscribers.

Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service, although if it was to do so it could harm our business.

Changes in how we market our service could adversely affect our marketing expenses and subscription levels may be adversely affected.

We utilize a broad mix of marketing and public relations programs, including social media sites, to promote our service and content to existing and potential new subscribers. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that subscribers or potential subscribers deem certain marketing platforms or practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to engage subscribers and attract new subscribers may be adversely affected.

Companies that promote our service may decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, if they decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, we may no longer have access to their marketing channels. We also acquire a number of subscribers who rejoin our service having previously canceled their subscription. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscription levels and marketing expenses may be adversely affected.

We utilize marketing to promote our content, drive conversation about our content and service, and drive viewing by our subscribers. To the extent we promote our content inefficiently or ineffectively, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.

We may pursue future acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. We may pursue acquisitions of entities that are not profitable and have significant liabilities. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all of the unregistered securities that the Company has sold from March 31, 2020 to June 30, 2020.

Issuance of Stock, Convertible Notes and Warrants for Financing Purposes

●	May-June 2020 Common Stock Financing. Between May 11, 2020 and June 8, 2020, the Company entered into securities purchase agreements (the “Purchase Agreements”) with several investors (the “Investors”), one of which was an entity affiliated with a director of the Company. Pursuant to the Purchase Agreements, the Company issued (i) an aggregate of 3,735,922 shares of common stock at a purchase price of $7.00 per share and (ii) warrants to purchase up to 100% of the number of shares of common stock sold to such investors, up to an aggregate of 3,735,922 shares of common stock, at an exercise price of $7.00 per share, for aggregate gross proceeds of $26,151,454.00.diluted

●	Other Private Placements.

○	Between March 31, 2020 and August 10, 2020, the Company issued convertible notes with a principal balance of approximately $2.1 million. In connection with such notes, the Company issued (i) 55,000 shares of its common stock and (ii) warrants to purchase an aggregate of 55,172 shares of its common stock at an initial exercise price of $9.00 per share.

○	On March 30, 2020, the Company issued 142,118 warrants in connection with a $1.1 million convertible note. The exercise price is $7.74 with a 5-year term. The Company received the proceeds from the convertible note on April 1, 2020 and will therefore record the balance sheet impact of this warrant and convertible note on April 1, 2020.

○

Between March 31, 2020 and July 8, 2020, the Company raised an additional $477,694 through issuances of an aggregate of 170,391 shares of its common stock in private placement transactions to several investors.

●	Series D Financing and Redemption.

○	On June 16, 2020, the Company redeemed 253,000 shares of Series D Convertible Preferred Stock for an aggregate price of $339,174.

Issuance of Stock for Business Acquisitions

●	Issuance of Unregistered Common Stock for Acquisition of PEC.

○	Between March 31, 2020 and July 8, 2020, the Company has issued 1,201,749 shares of its common stock in exchange for 14,222,975 shares of its subsidiary PEC.

Issuance of Common Stock and Options for Services Provided

●	Issuance to Service Providers.

○	On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share.

●	Issuance of Stock Options. From January 1, 2017 through June 30, 2020, the Company granted (i) options to purchase 16,667 shares of common stock under the Company’s 2014 Plan at an exercise price of $28.20 per share and (ii) options to purchase 8,825,336 shares of common stock under the Company’s 2020 Plan with a weighted-average exercise price of $8.92 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company believes the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	July 6, 2020	3.1(n)

3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	July 6, 2020	3.1(o)
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	July 6, 2020	3.1(p)
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	July 6, 2020	3.1(q)
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	July 6, 2020	3.1(r)
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	July 6, 2020	3.1(s)
3.1(t)	Articles of Amendment to Articles of Incorporation dated July 2, 2020.	8-K	August 13, 2020	3.1
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
4.1	Common Stock Warrant dated May 25, 2020 issued by FaceBank Group, Inc. to ARETE Wealth Management.	10-Q	July 6, 2020	4.2
4.2	Common Stock Warrant dated April 20, 2020 issued by FaceBank Group, Inc. to Platinum Point Capital LLC.	10-Q	July 6, 2020	4.4
4.3	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020.	10-Q	July 6, 2020	4.5
4.4*	Convertible promissory note in favor of Platinum Point Capital for $420,000 dated April 20, 2020.
4.5*	Convertible promissory note in favor of EMA Financial for $250,000 dated May 5, 2020.
10.1†	2014 Incentive Stock Plan	10-K	April 16, 2014	4.1
10.2†	fuboTV Inc. 2015 Equity Incentive Plan.	10-Q	July 6, 2020	10.2
10.3†	Form of Stock Option Agreement under fuboTV Inc. 2015 Equity Incentive Plan.	10-Q	July 6, 2020	10.3
10.4†	FaceBank Group, Inc. 2020 Equity Incentive Plan.	10-Q	July 6, 2020	10.4
10.5†	Form of Stock Option Agreement under FaceBank Group, Inc. 2020 Equity Incentive Plan.	10-Q	July 6, 2020	10.5
10.6	Consent and Second Amendment to Note Purchase Agreement dated as of May 28, 2020 by and among FaceBank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC and FB Loan Series I, LLC.	10-K	May 29, 2020	10.64
10.7	Guaranty Agreement, dated as of April 30, 2020, issued by Sports Rights Management, LLC to FB Loan Series I, LLC.	8-K	May 6, 2020	10.3
10.8	Joinder Agreement dated as of April 30, 2020 and effective April 2, 2020, by and among fuboTV Inc., Sports Rights Management, LLC, and FB Loan Series I, LLC.	8-K	May 6, 2020	10.2
10.9	Counterpart Agreement, dated as of April 30, 2020, by and between FaceBank Group, Inc. and AMC Networks Ventures LLC.	8-K	May 6, 2020	10.1

10.10†	Employment Agreement dated as of April 1, 2020 by and between FaceBank Group, Inc. and David Gandler.	8-K	April 7, 2020	10.1
10.11†	Letter Agreement by and between FaceBank Group, Inc. and Edgar Bronfman Jr., dated as of April 29, 2020.	8-K	May 5, 2020.	10.1
10.12†	Employment Agreement dated as of May 30, 2020 by and between FaceBank Group, Inc. and Simone Nardi.	8-K	June 12, 2020	10.1
10.13	Third Amendment to Note Purchase Agreement dated as of July 1, 2020 by and among Facebank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC, as Borrower, and FB Loan Series I, LLC, as Purchaser.	10-Q	July 6, 2020	10.25
10.14°	Lease, dated August 24, 2016, by and between fuboTV Inc. and RXR 1330 Owner LLC.	10-Q	July 6, 2020	10.26
10.15	First Amendment to Lease, dated January 22, 2018, by and between fuboTV Inc. and RXR 1330 Owner LLC.	10-Q	July 6, 2020	10.27
10.16°	Sublease, dated February 20, 2020, by and between fuboTV Inc. and Welltower, Inc.	10-Q	July 6, 2020	10.28
10.17°	Lease and Service Agreement, dated September 1, 2018, by and between Recall, Inc. and Town Center, Inc.	10-Q	July 6, 2020	10.29
10.18	Lease Agreement, dated February 14, 2019, by and between Recall Studies, Inc. and JYC Investors, LLC.	10-Q	July 6, 2020	10.30
10.19	Form of Purchase Agreement, by and between the Company and the Purchaser.	10-Q	July 6, 2020	10.31
10.20†	FaceBank Group, Inc. Outside Director Compensation Policy.	10-Q	July 6, 2020	10.40
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

† Management contract or compensatory plan or arrangement.

° Redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 13, 2020	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 13, 2020	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer)

