Form 10-Q/A
period 2020-06-30
fuboTV Inc. /FL
filed 2020-09-15
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

As of September 11, 2020, there were 42,064,459 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

FuboTV Inc. (the “Company” or “We”) is filing this Amendment No 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three months ended June 30, 2020, filed on August 13, 2020 (the “Original Filing”) to correct a misstatement in the way the Company recorded an issuance of common stock and warrants.

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements with investors (“Investors”), pursuant to which the Company sold an aggregate of 3,735,922 shares of the Company’s common stock at a purchase price of $7.00 per share and issued warrants to the Investors covering a total of 3,735,922 shares of the Company’s common stock for an aggregate purchase price of $26.2 million.

The Company determined that the fair value of the warrants totaled $26.8 million. The Company originally recorded a loss on issuance of common stock and warrants totaling $26.8 million, resulting in an overstatement of the loss by $26.2 million (“the Error”).

The Company should have allocated the purchase price of $26.2 million to a warrant liability with the residual amount of $0.6 million to the loss on issuance of common stock and warrants. The Error resulted in the following:

On the condensed consolidated balance sheet as of June 30, 2020, there was no net effect of the Error to total assets, total liabilities and total stockholders’ equity. The only lines items on the condensed consolidated balance sheet that the Error affected were additional paid in capital and accumulated deficit, both of which were overstated by $26.2 million.

On the statement of condensed consolidated operations for the three months and six months ended June 30, 2020, the Error caused a $26.2 million overstatement of loss on issuance of common stock, notes, bonds and warrants.

On the condensed consolidated statement of cash flows for the six months ended June 30, 2020, there was no net effect of the Error on cash used in operating activities, cash used in investing activities and cash provided by financing activities.

The corrections applicable to June 30, 2020 and the three and six months ended June 30, 2020 are included in this Amendment No. 1 to the Original Filing and are further described in Note 2.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

2

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	June 30, 2020	December 31, 2019
	(unaudited)	*
	(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$7,356	$7,624
Accounts receivable, net	4,112	8,904
Prepaid expenses and other current assets	2,839	1,445
Assets held for sale (Note 7)	35,494	—
Total current assets	49,801	17,973
Property and equipment, net	1,933	335
Restricted cash	1,330	—
Financial assets at fair value	—	1,965
Intangible assets, net	340,785	116,646
Goodwill	710,962	227,763
Operating leases – right-of-use assets	5,152	3,519
Other non-current assets	403	24

Total assets	$1,110,366	$368,225

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$109,404	$56,775
Accounts payable – due to related parties	17,010	665
Accrued expenses – due to related parties	43,170	—
Notes payable, net of discount	16,542	4,090
Note payable – related parties	539	368
Convertible notes, net of $2,027 and $710 discount as of June 30, 2020 and December 31, 2019, respectively	4,407	1,358
Shares settled liability for intangible asset	—	1,000
Deferred revenue	8,855	—
Profit share liability	2,119	1,971
Warrant liability – subsidiary	21	24
Warrant liabilities	40,617	—
Derivative liabilities	163	376
Long term borrowings – current portion	8,154	—
Current portion of operating lease liabilities	970	815
Liabilities held for sale (Note 7)	56,137	—

Total current liabilities	308,108	67,442

Deferred income taxes	90,794	30,879
Operating lease liability	4,189	2,705
Long term borrowings	19,197	43,982
Other long-term liabilities	1	41

Total liabilities	422,289	145,049

Commitments and contingencies (Note 19)

Series D Convertible Preferred stock, $0.0001 par value, 2,000,000 shares authorized, 203,000 and 456,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $208 and $462 as of June 30, 2020 and December 31, 2019, respectively	208	462

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, 27,412,193 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	566,124	—
Series A Preferred stock, par value $0.0001, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series B Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series C Convertible Preferred stock, par value $0.0001, 41,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock par value $0.0001: 400,000,000 shares authorized; 38,684,514 and 28,912,500 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	289,720	257,002
Accumulated deficit	(184,389)	(56,123)
Non-controlling interest	16,410	22,602
Accumulated other comprehensive loss	—	(770)

Total stockholders’ equity	687,869	222,714

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,110,366	$368,225

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(As Restated)		(As Restated)
Revenues, net
Subscriptions	$39,511	$—	$39,511	$—
Advertisements	4,323	—	4,323	—
Software licenses, net	—	—	7,295	—
Other	338	—	338	—

Total Revenues	$44,172	$—	$51,467	$—

Operating expenses:
Subscriber related expenses	53,087	—	53,087	—
Broadcasting and transmission	9,492	—	9,492	—
Sales and marketing	7,577	111	11,256	324
Technology and development	9,551	—	9,551	—
General and administrative	17,338	693	33,862	1,517
Depreciation and amortization	14,417	5,158	19,637	10,316

Total operating expenses	111,462	5,962	136,885	12,157

Operating loss	(67,290)	(5,962)	(85,418)	(12,157)

Other income (expense):
Interest expense and financing costs	(13,325)	(454)	(15,906)	(900)
Loss on deconsolidation of Nexway	—	—	(11,919)	—
Loss on issuance of common stock, notes, bonds and warrants	(602)	—	(24,655)	—
Change in fair value of warrant liabilities	4,966	—	4,600	—
Change in fair value of subsidiary warranty liability	18	1,124	3	3,601
Change in fair value of shares settled liability	(1,485)	—	(1,665)	—
Change in fair value of derivative liabilities	(823)	890	(526)	1,018
Change in fair value of profit share liability	(148)	—	(148)	—
Unrealized gain on equity method investment	2,614	—	2,614	—
Other expense	(1,010)	—	(1,446)	—

Total other (expense) income	(9,795)	1,560	(49,048)	3,719

Loss before income taxes	(77,085)	(4,402)	(134,466)	(8,438)
Income tax benefit	3,481	1,037	4,519	2,206

Net loss	$(73,604)	$(3,365)	$(129,947)	$(6,232)
Less: net (loss) income attributable to non-controlling interest	(682)	2,182	(1,555)	2,781

Net loss attributable to controlling interest	$(72,922)	$(5,547)	$(128,392)	$(9,013)

Less: Deemed divided – beneficial conversion feature on preferred stock	—	—	171	—

Net loss attributable to common stockholders	$(72,922)	$(5,547)	$(128,563)	$(9,013)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.08)	$(0.24)	$(3.97)	$(0.50)

Weighted average shares outstanding:
Basic and diluted	35,045,390	22,964,199	32,390,829	17,952,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2020	Series AA Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
(unaudited):	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
					(As Restated)	(As Restated)

Balance at December 31, 2019	—	$—	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	—	—	795,593	—	2,297	—	—	—	2,297
Issuance of common stock - subsidiary share exchange	—	—	1,552,070	—	1,150	—	—	(1,150)	—
Common stock issued in connection with note payable	—	—	7,500	—	67	—	—	—	67
Stock-based compensation	—	—	1,040,000	—	10,061	—	—	—	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	—	—	—	—	(171)	—	—	—	(171)
Accrued Series D Preferred Stock dividends	—	—	—	—	(9)	—	—	—	(9)
Deconsolidation of Nexway	—	—	—	—	—	—	770	(2,595)	(1,825)
Net loss	—	—	—	—	—	(55,470)	—	(873)	(56,343)

Balance at March 31, 2020	—	$—	32,307,663	$3	$270,397	$(111,593)	$—	$17,984	$176,791

Issuance of common stock and warrants for cash	—	—	3,906,313	1	478	—	—	—	479
Issuance of common stock - subsidiary share exchange	—	—	1,201,749	—	892	—	—	(892)	—
Common stock issued in connection with note payable	—	—	25,000	—	192	—	—	—	192
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Pre-Merger	32,324,362	566,124	—	—	—	—	—	—	566,124
Settlement of share settled liability	—	—	900,000	—	9,054	—	—	—	9,054
Stock-based compensation	—	—	343,789	—	8,715	—	—	—	8,715
Redemption of redemption feature of convertible preferred stock	—	—	—	—	—	126	—	—	126
Accrued Series D Preferred Stock dividends	—	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	—	—	(72,922)	—	(682)	(73,604)

Balance at June 30, 2020	32,324,362	$566,124	38,684,514	$4	$289,720	$(184,389)	$—	$16,410	$687,869

For the three and six months ended June 30, 2019	Series AA Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total Stockholders’ Equity
(unaudited):	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at December 31, 2018	1,000,000	$—	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	—	—	378,098	—	1,778	—	—	1,778
Preferred stock converted to common stock	(1,000,000)	—	15,000,000	1	(1)	—	—	—
Common stock issued for lease settlement	—	—	18,935	—	130	—	—	130
Issuance of subsidiary common stock for cash	—	—	—	—	65	—	—	65
Additional shares issued for reverse stock split	—	—	1,374	—	—	—	—	—
Net loss	—	—	—	—	—	(3,466)	599	(2,867)

Balance at March 31, 2019	—	$—	22,931,183	$2	$229,542	$(25,229)	$27,341	$231,656

Issuance of common stock for cash	—	—	386,792	—	422	—	—	422
Net loss	—	—	—	—	—	(5,547)	2,182	(3,365)

Balance at June 30, 2019	—	$—	23,317,975	$2	$229,964	$(30,776)	$29,523	$228,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2020	2019
	(As Restated)

Operating activities
Net loss	$(129,947)	$(6,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,637	10,316
Stock-based compensation	17,776	—
Loss on deconsolidation of Nexway, net of cash retained by Nexway	8,564	—
Common stock issued in connection with note payable	67	—
Loss on issuance of common stock, notes, bonds and warrants	24,655	—
Non-cash expense relating to issuance of warrants and common stock	2,208	—
Amortization of debt discount	10,981	454
Deferred income tax benefit	(4,519)	(2,206)
Change in fair value of derivative liabilities	526	(1,018)
Change in fair value of warrant liabilities	(4,600)	—
Change in fair value of subsidiary warrant liability	(3)	(3,601)
Change in fair value of shares settled liability	1,665	—
Change in fair value of profit share liability	148	—
Unrealized gain on investment	(2,614)	—
Amortization of right-of-use assets	167	26
Foreign exchange loss	1,010	—
Accrued interest on note payable	246	295
Other, net	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	792	—
Prepaid expenses and other current and long-term assets	(614)	(15)
Due to related parties	10,889	—
Accounts payable, accrued expenses and other current and long-term liabilities	799	459
Operating lease liabilities	(162)	(26)
Deferred revenue	46	—

Net cash used in operating activities	(42,314)	(1,548)

Investing activities
Capital expenditures	(70)	(9)
Investment in Panda Productions (HK) Limited	—	(1,000)
Advance to fuboTV Pre-Merger	(10,000)	—
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	9,373	—
Sale of profit interest in investment in Panda Productions (HK) Limited	—	655
Lease security deposit	—	(20)

Net cash used in investing activities	(697)	(374)

Financing activities
Proceeds from issuance of convertible notes	3,003	—
Repayments of convertible notes	(1,140)	(523)
Proceeds from issuance Series D Preferred Stock	203	—
Proceeds from sale of common stock	28,926	2,199
Proceeds from sale of subsidiary’s common stock	—	65
Redemption of Series D Preferred Stock	(611)	—
Proceeds from short-term borrowings	18,950	—
Repayments of short-term borrowings	(8,407)	—
Proceeds from long-term borrowings	4,699	—
Repayments of long-term borrowings	(1,250)	—
Proceeds from related parties	—	410
Repayments to related parties	(300)	(109)

Net cash provided by financing activities	44,073	2,042

Net increase in cash and cash equivalents and restricted cash	1,062	120
Cash and cash equivalents and restricted cash, beginning of period	7,624	31

Cash and cash equivalents and restricted cash, end of period	$8,686	$151

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

Merger with fuboTV Pre-Merger

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and FaceBank Pre-Merger’s wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Pre-Merger, whereby fuboTV Pre-Merger continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Pre-Merger (the “Merger Agreement” and such transaction, the “Merger”) (See Note 5).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the capital stock of fuboTV Pre-Merger was converted into shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”) (See Note 18). Each share of Series AA Convertible Preferred Stock is entitled to 0.8 votes per share and is convertible into two shares of our common stock, only in connection with the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Until the time we are able to uplist to a national securities exchange, the Series AA Convertible Preferred Stock benefits from certain protective provisions that, for example, require us to obtain the approval of a majority of the shares of outstanding Series AA Convertible Preferred Stock, voting as a separate class, before undertaking certain matters.

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

In connection with the Merger, on March 11, 2020, the Company and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided the Company with a $100.0 million revolving line of credit (the “Credit Facility”). The Credit Facility is secured by substantially all the assets of the Company. As of June 30, 2020, there were no amounts outstanding under the Credit Facility. See Note 14 for more information about the Credit Facility. The Credit Facility was terminated on July 8, 2020.

On March 19, 2020, the Company, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and the Company, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10.1 million (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.7 million. In connection with the FB Loan, the Company, fuboTV Sub and certain of their respective subsidiaries granted a lien on substantially of their assets to secure the obligations under the Senior Notes. See Note 14 for more information about the Note Purchase Agreement.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

2.	Restatement

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements with investors (“Investors”), pursuant to which the Company sold an aggregate of 3,735,922 shares of the Company’s common stock at a purchase price of $7.00 per share and issued warrants to the Investors covering a total of 3,735,922 shares of the Company’s common stock for an aggregate purchase price of $26.2 million.

The Company determined that the fair value of the warrants totaled $26.8 million. The Company originally recorded a loss on issuance of common stock and warrants totaling $26.8 million, resulting in an overstatement of the loss by $26.2 million (“the Error”).

The Company should have allocated the purchase price of $26.2 million to a warrant liability with the residual amount of $0.6 million to the loss on issuance of common stock and warrants. The Error resulted in the following:

On the condensed consolidated balance sheet as of June 30, 2020, there was no net effect of the Error to total assets, total liabilities and total stockholders’ equity. The only lines items on the condensed consolidated balance sheet that the Error affected were additional paid in capital and accumulated deficit, both of which were overstated by $26.2 million.

On the statement of condensed consolidated operations for the three months and six months ended June 30, 2020, the Error caused a $26.2 million overstatement of loss on issuance of common stock, notes, bonds and warrants.

On the condensed consolidated statement of cash flows for the six months ended June 30, 2020, there was no net effect of the Error on cash used in operating activities, cash used in investing activities and cash provided by financing activities.

The corrections applicable to June 30, 2020 and the three and six months ended June 30, 2020 are included in this Amendment No. 1 to the Original Filing.

3.	Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $7.4 million, a working capital deficiency of $258.3 million and an accumulated deficit of $184.4 million as of June 30, 2020. The Company incurred a $129.9 million net loss for the six months ended June 30, 2020. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. Our obligations include liabilities assumed from acquisitions that are in arrears and payable on demand. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

4.	Summary of Significant Accounting Policies

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(As Restated)		(As Restated)

Basic loss per share:
Net loss	(73,604)	(3,365)	(129,947)	(6,232)
Less: net (loss) income attributable to non-controlling interest	(682)	2,182	(1,555)	2,781
Less: Deemed dividend - beneficial conversion feature on preferred stock	—	—	171	—
Add: gain on redemption of Series D Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	(72,922)	(5,547)	(128,563)	(9,013)

Shares used in computation:
Weighted-average common shares outstanding	35,045,390	22,964,199	32,390,829	17,952,188

Basic and diluted loss per share	(2.08)	(0.24)	(3.97)	(0.50)

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

5.	Acquisitions

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

For the three month period ended June 30, 2020, our condensed consolidated statement of operations included $44.2 million of revenues and a $67.3 million operating loss, which included $9.1 million of intangible asset amortization, from the acquisition of fuboTV Pre-Merger. Net loss attributable to common stockholders for the six months ended June 30, 2020 reflects $10.1 million of interest expense associated with a short-term loan issued in connection with the Merger. The following unaudited pro forma consolidated results of operations assume that the acquisition of fuboTV Pre-Merger was completed as of January 1, 2019 (in thousands, except per share data).

	Six months ended June 30
	2020 (restated)	2019

Total revenues	102,514	62,680
Net loss attributable to common stockholders	(164,521)	(81,828)

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

6.	Revenue from contracts with customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Subscriptions	$39,511	$—	$39,511	$—
Advertisements	4,323	—	4,323	—
Software licenses, net – Nexway eCommerce Solutions	—	—	7,295	—
Other	338	—	338	—
Total revenue	$44,172	$—	$51,467	$—

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

7.	Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	Estimated	June 30,	December 31,
	useful lives	2020	2019

Furniture and fixtures	5 years	$293	$338
Computer equipment	3 years	199	—
Leasehold improvements	Lesser of useful life or lease term	1,572	—
		2,064	338
Less: Accumulated depreciation		(131)	(3)
Total property and equipment, net		$1,933	$335

8.	FaceBank AG and Nexway - Assets Held For Sale

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The following are assets and liabilities held of sales (in thousands):

June 30,
2020

Investment in Nexway	$4,988
Financial assets	1,965
Goodwill	28,541

Total assets	$35,494

Loan payable	$56,137

Total liabilities	$56,137

Net carrying amount	$(20,643)

9.	Panda Interests

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

The table below summarizes the Company’s profits interest since the date of the transaction (in thousands except for unit and per unit information):

Panda units granted	26.2
Fair value per unit on grant date	$67,690

Grant date fair value	$1,773
Change in fair value of Panda interests	198

Fair value at December 31, 2019	$1,971
Change in fair value of Panda interests	—

Fair value at March 31, 2020	$1,971
Change in fair value of Panda interests	148

Fair value at June 30, 2020	$2,119

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

10.	Intangible Assets and Goodwill

Intangible Assets

The table below summarizes the Company’s intangible assets at June 30, 2020 and December 31, 2019 (in thousands):

	Useful	Weighted Average Remaining	June 30, 2020
	Lives (Years)	Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Human animation technologies	7	5.1	$123,436	(33,463)	$89,973
Trademark and trade names	7	5.1	7,746	(2,102)	5,644
Animation and visual effects technologies	7	5.1	6,016	(1,633)	4,383
Digital asset library	5-7	4.9	7,536	(1,897)	5,639
Intellectual Property	7	5.1	828	(225)	603
Customer relationships	2	1.8	23,678	(2,960)	20,718
fuboTV Tradename	9	8.8	38,197	(1,061)	37,136
Software and technology	9	8.8	181,737	(5,048)	176,689
Total			$389,174	$(48,389)	$340,785

		Weighted	December 31, 2019
	Useful Lives (Years)	Average Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	$—	$(24,646)	$98,790
Trademark and trade names	7	6	9,432	(1,686)	(1,549)	6,197
Animation and visual effects technologies	7	6	6,016	—	(1,203)	4,813
Digital asset library	5-7	5.5	7,505	—	(1,251)	6,254
Intellectual Property	7	6	3,258	(2,430)	(236)	592
Customer relationships	11	11	4,482	(4,482)	—	—
Total			$154,129	$(8,598)	$(28,885)	$116,646

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Goodwill

The following table is a summary of the changes to goodwill for the three and six months ended June 30, 2020 (in thousands):

Balance – December 31, 2019	$227,763
Deconsolidation of Nexway	(51,168)
Balance – March 31, 2020	$176,595
Acquisition of fuboTV Pre-Merger	562,908
Less: transfer to asset held for sale	(28,541)
Balance – June 30, 2020	$710,962

11.	Accounts Payable and Accrued Expenses and Other Current Liabilities

Accrued payable and accrued expenses and other current liabilities are presented below (in thousands):

	June 30, 2020	December 31, 2019

Suppliers	—	$37,508
Affiliate fees	61,883	—
Broadcasting and transmission	17,960	—
Selling and marketing	5,735	—
Payroll taxes (in arrears)	1,308	1,308
Accrued compensation	1,553	3,649
Legal and professional fees	3,379	3,936
Accrued litigation loss	524	524
Taxes (including value added)	8,118	5,953
Subscriber related	2,694	—
Other	6,250	3,897
Total	109,404	$56,775

12.	Income Taxes

During the three and six months ended June 30, 2020, the Company recorded a deferred tax liability of $65.6 million associated with the difference in book and tax basis, including incremental differences created from the preliminary purchase price allocation and acquired net operating losses, in connection with the acquisition of intangible assets of fuboTV Pre-Merger (See Note 5). The Company recorded income tax benefits associated with the amortization of intangible assets of $3.5 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $2.2 million during the six months ended June 30, 2020 and 2019, respectively. The Company’s provision for income taxes consists of state and foreign income taxes and is immaterial in all periods presented.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

Balance – December 31, 2019	$30,879
Income tax benefit (associated with the amortization of intangible assets)	(1,038)
Deconsolidation of Nexway	(1,162)
Balance – March 31, 2020	28,679
Acquisition of fuboTV Pre-Merger	65,613
Income tax benefit (associated with the amortization of intangible assets)	(3,498)
Balance – June 30, 2020	$90,794

13.	Related Parties

Accounts payable and accrued expenses due to related parties as of June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Affiliate fees	$59,651	$—
Alexander Bafer, Executive Chairman	256	$20
John Textor, Chief Executive Officer and affiliated companies	264	592
Other	9	53
Total	$60,180	$665

The Company has entered into affiliate distribution agreements with CBS Corporation and related entities, New Univision Enterprises, LLC, AMC Network Ventures, LLC, Viacom International, Inc. and Discovery, Inc. and related entities which are holders of the Company’s convertible preferred stock. AMC Networks Ventures, LLC is also the lender to the senior secured loan (see Note 14). The accrued fees payable under the affiliate distribution agreements are classified as accounts payables – due to related parties and accrued expenses – due to related parties in the accompanying condensed consolidated balance sheet. The aggregate affiliate distribution fees recorded to subscriber related expenses for related parties were $23.0 million and $0 for the three and six months ended June 30, 2020, respectively, and $0 for the three and six months ended June 30,2019, respectively.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

14.	Notes Payable

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

In connection with the Note Purchase Agreement, the Company issued FB Loan a warrant to purchase 3,269,231 shares of its common stock at an exercise price of $5.00 per share (the “FB Loan Warrant”) and 900,000 shares of its common stock. The fair value of the warrant on the Senior Notes issuance date was approximately $15.6 million and is recorded as a warrant liability in the accompanying condensed consolidated balance sheet with subsequent changes in fair value recognized in earnings each reporting period (see Note 15). The fair value of the 900,000 common stock issued was based upon the closing price of the Company’s common stock as of March 19, 2020 (or $8.15 per share or $7.3 million). Since the fair value of the warrants and common stock exceeded the principal balance of the Senior Notes, the Company recorded a loss on issuance of the Senior Notes totaling $12.9 million and is reflected in the accompanying condensed consolidated statement of operations.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

15.	Fair Value Measurements

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

Warrant Liabilities

FB Loan Warrant

In connection with its Note Purchase Agreement (see Note 14), the Company issued the FB Loan Warrant and utilized the Black-Scholes pricing model. Absent the Company’s sequencing policy as disclosed in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 10, 2020, the Company would have recorded these warrants as equity classified. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the three and six months ended June 30, 2020 was ($5.5) million and ($5.1) million, respectively and was recorded as other expense in the condensed consolidated statement of operations.

The significant assumptions used in the valuation are as follows:

June 30, 2020
Fair value of underlying common shares	$10.45
Exercise price	$5.00
Expected dividend yield	—%
Expected volatility	50.5%
Risk free rate	0.17%
Expected term (years)	4.72

Purchase Agreements with Investors

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 3,735,922 shares (the “Purchased Shares”) of the Company’s common stock and issued 3,735,922 warrants to the Investors. See Note 18.

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

	June 30, 2020	December 31, 2019
Stock price	$10.45	$8.91 – 9.03
Fixed conversion price	$0.25	$0.25
Risk free rate	0.16%	1.6%
Contractual term (years)	1.0 – 1.2	1.2 – 1.5
Expected dividend yield	8.0%	8.0%
Expected volatility	72.3% - 76.3%	89.2% - 90.4%

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

16.	Convertible Notes Payable

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

On June 17, 2020, the Company repaid the principal balance of $125,000 and accrued interest of approximately $6,000.

(5)	On January 17, 2020, the Company issued a convertible promissory note to GS Capital Partners, LLC. with a principal balance of $150,000. The note matures on January 17, 2021 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

On July 15, 2020, the Company repaid the principal balance of $150,000 and accrued interest of approximately $7,000.

(6)	On February 6, 2020, the Company issued a convertible promissory note to EMA Financial, LLC. with a principal balance of $125,000. The note matures on November 6, 2020 and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock equal to the lower of (i) the lowest closing price of the common stock during the preceding twenty (20) day trading period ending on the latest trading day prior to the note issuance date or (ii) at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

(7)	On February 10, 2020, the Company issued a convertible promissory note to Adar Alef, LLC. with a principal balance of $150,000. The note matures on February 10, 2021 and bears interest at 12% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(8)	On March 24, 2020, the Company issued a convertible promissory note to BHP Capital NY Inc. with a principal balance of $100,000. The note matures on demand and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(9)	On March 24, 2020, the Company issued a convertible promissory note to Jefferson Street Capital, LLC. with a principal balance of $100,000. The note matures on demand and bears interest at 10% per annum. The loan and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(10)	On April 1, 2020, the Company issued a convertible promissory note to Auctus Fund, LLC. with a principal balance of $1.1 million. The note matures on March 30, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous thirty (30) day trading period ending on the latest complete trading day prior to the conversion date. In connection with this convertible promissory note, the Company issued 142,118 warrants and 30,000 shares of common stock. See Note 18.

(11)	On April 2, 2020, the Company issued a convertible promissory note to Eagle Equities, LLC. with a principal balance of $275,000. The note matures on March 31, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 53% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

(12)	On April 2, 2020, the Company issued a convertible promissory note to Platinum Point Capital, LLC. with a principal balance of $103,000. The note matures on March 31, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date.

(13)	On April 23, 2020, the Company issued a convertible promissory note to Platinum Point Capital, LLC. with a principal balance of $420,000. The note matures on April 20, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock at a rate of 61% multiplied by the lowest trading price during the previous fifteen (15) day trading period ending on the latest complete trading day prior to the conversion date. In connection with this convertible promissory note, the Company issued 55,172 warrants and 25,000 shares of common stock. See Note 18.

(14)	On May 11, 2020, the Company issued a convertible promissory note to EMA Financial, LLC. with a principal balance of $250,000. The note matures on May 5, 2021 and bears interest at 10% per annum. The note and any accrued interest may be converted into shares of the Company’s common stock equal to the lower of (i) the lowest closing price of the common stock during the preceding twenty (20) day trading period ending on the latest trading day prior to the note issuance date or (ii) at a rate of 50% multiplied by the lowest trading price during the previous twenty (20) day trading period ending on the latest complete trading day prior to the conversion date.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

17.	Temporary Equity

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

18.	Stockholders’ Equity/ (Deficit)

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

Employees

The following reflects stock option activity for the six months ended June 30, 2020 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	16,667	$28.20	$—	8.1
Options assumed from Merger	8,051,098	$1.31
Granted	5,747,039	$8.51
Forfeited or expired	(359,331)	$0.75
Outstanding as of June 30, 2020	13,455,473	$4.44	$81,360	8.3
Options vested and exercisable as of June 30, 2020	5,442,709	$4.43	$81,378	6.9

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

On March 19, 2020, in connection with its Note Purchase Agreement (see Note 14), the Company issued the FB Loan Warrant, a warrant to purchase 3,269,231 shares of its common stock with a fair value of $15.6 million.

On April 1, 2020, the Company issued 142,118 warrants in connection with a $1.1 million convertible note. The exercise price is $7.74 with a 5-year term.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

19.	Leases

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

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Operating leases
Operating lease cost	$312	$410
Variable lease cost	3	76

Operating lease expense	$315	$486
Short-term lease rent expense	166	166

Total rent expense	$481	$652

Weighted-average remaining lease term – operating leases	6.6	6.6
Weighted-average discount rate – operating leases	5.3%	5.3%

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$23	$30
Variable lease cost	15	20

Operating lease expense	$38	$50
Short-term lease rent expense	—	—

Total rent expense	$38	$50

Weighted-average remaining lease term – operating leases	1.2	1.2
Weighted-average discount rate – operating leases	10.0%	10.0%

20.	Commitments and Contingencies

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

21.	Supplemental Cash Flow Information

	Six Months Ended June 30
(in thousands)	2020	2019

Supplemental disclosure of cash flow information
Interest paid	$4,110	$—
Income tax paid	$—	$—

Non cash financing and investing activities
Issuance of convertible preferred stock for Merger	$566,124	$—
Reclass of shares settled liability for intangible asset to stock-based compensation	$1,000	$—
Issuance of common stock – subsidiary share exchange	$2,042	$—
Reclass of shares settled liability to additional paid-in capital for issuance of common stock	$9,054
Lender advanced loan proceeds direct to fuboTV	$7,579	$—

Accrued Series D Preferred Stock dividends	$17	$—
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock settlement of liability	$171	$—
Common stock issued for lease settlement	$—	$130
Right-of-use assets exchanged for operating lease liabilities	$5,395	$—

22.	Subsequent Events

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

Income tax benefit

The Company’s deferred tax liability and income tax benefit relates to our amortizable of finite-lived intangible assets.

Results of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net
Subscriptions	$39,511	$—	$39,511	$—
Advertisements	4,323	—	4,323	$—
Software licenses, net	—	—	7,295	$—
Other	338	—	338	—

Total Revenues	$44,172	$—	$51,467	$—

Operating expenses:
Subscriber related expenses	53,087	—	53,087	—
Broadcasting and transmission	9,492	—	9,492	—
Sales and marketing	7,577	111	11,256	324
Technology and development	9,551	—	9,551	—
General and administrative	17,338	693	33,862	1,517
Depreciation and amortization	14,417	5,158	19,637	10,316

Total operating expenses	111,462	5,962	136,885	12,157

Operating loss	(67,290)	(5,962)	(85,418)	(12,157)

Other income (expense):
Interest expense and financing costs	(13,325)	(454)	(15,906)	(900)
Loss on deconsolidation of Nexway	—	—	(11,919)	—
Loss on issuance of common stock, notes, bonds and warrants	(602)	—	(24,655)	—
Change in fair value of warrant liability	4,966	—	4,600	—
Change in fair value of subsidiary warranty liability	18	1,124	3	3,601
Change in fair value of shares settled liability	(1,485)	—	(1,665)	—
Change in fair value of derivative liability	(823)	890	(526)	1,018
Change in fair value of Panda interests	(148)	—	(148)	—
Unrealized gain on equity method investment	2,614	—	2,614	—
Other expense	(1,010)	—	(1,446)	—

Total other income (expense)	(9,795)	1,560	(49,048)	3,719

Loss before income taxes	(77,085)	(4,402)	(134,466)	(8,438)
Income tax benefit	3,481	1,037	4,519	2,206

Net loss	$(73,604)	$(3,365)	$(129,947)	$(6,232)

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

Other Income (Expense)

Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recognized $9.8 million of other expense (net), compared to $1.6 million of other income (net) during the three months ended June 30, 2019. The $9.8 million of other expense (net) recognized during the three months ended June 30, 2020 was primarily related to a $0.6 million loss on the issuance of common stock, notes, bonds and warrants and $13.3 million of interest expense on our outstanding borrowings. These expenses were partially offset by a $5.0 million gain in the fair value of warrant liabilities and $2.6 million unrealized gain on our equity method investment in Nexway. For the three months ended June 30, 2019, we recognized $1.6 million of other income (net) primarily related to $2.0 million of gains from the change in fair value of financial instruments, offset by $0.4 million of interest expense on our outstanding borrowings. The increase in other expenses are primarily due to the new financings which resulted in loss on issuances of financial instruments, and additional interest expenses incurred on outstanding borrowings.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized $49.0 million of other expense (net), compared to $3.7 million of other income (net) during the six months ended June 30, 2019. The $49.0 million of other expense (net) recognized during the six months ended June 30, 2020 was primarily related to a $24.7 million loss on issuance of common stock, notes, bonds and warrants, a $15.9 million of interest expense on our outstanding borrowings, and an $11.9 million loss on the deconsolidation of Nexway. These expenses were partially offset by a $4.6 million gain in the fair value of warrant liabilities and $2.6 million unrealized gain on our equity method investment in Nexway. For the six months ended June 30, 2019, we recognized $3.7 million of other income (net) related to a $3.6 million gain in fair value of subsidiary warrant liability and $1.0 million gain in the fair value of derivative liabilities, partially offset by $0.9 million of interest expense. The increase in other expenses are primarily due new financings which resulted in loss on issuances of financial instruments, additional interest expenses incurred on outstanding borrowings and the loss on the deconsolidation of Nexway.

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

The Company had cash and cash equivalents of $7.4 million, a working capital deficiency of $258.3 million and an accumulated deficit of $184.4 million as at June 30, 2020. The Company incurred a $129.9 million net loss for the six months ended June 30, 2020. The Company expects to continue incurring losses in the foreseeable future and will need to raise additional capital to fund its operations, meet its obligations in the ordinary course of business and execute its longer-term business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that those financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $42.3 million, which consisted of our net loss of $129.9 million, adjusted for non-cash movements of $75.9 million. The non-cash movements included $24.7 million of losses on issuance of convertible notes, bonds and warrants, $19.6 million of depreciation and amortization expenses primarily related to intangible assets, $17.8 million stock-based compensation, $11.0 million of amortization of debt discounts, $8.6 million loss on deconsolidation of Nexway partially offset by $4.6 million of change in fair value of warrant liability and $4.5 million of deferred income tax benefits. Changes in operating assets and liabilities resulted in cash inflows of approximately $11.8 million, primarily due to a net increase in accounts payable, accrued expenses and other current liabilities of $11.7 million due to timing of payments.

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

Recently Issued Accounting Pronouncements

See Note 4 in the accompanying condensed consolidated financial statements for a discussion of recent accounting policies.

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

TV streaming is a relatively new and rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our platform are subject to a high degree of uncertainty.We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband Internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for subscribers relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. Subscribers, content publishers or advertisers may find TV streaming platforms to be less attractive than traditional TV, which would harm our business. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as TV, radio and print. The future growth of our business depends in part on the growth of TV streaming advertising, and on advertisers increasing spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of TV streaming advertising, then this market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our subscribers and other individuals. The regulatory environment for the collection and use of data relating to individuals, including subscriber and other consumer data, by online service providers, content distributors, advertisers and publishers is unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate compliance with such standards by content publishers, advertisers, or others.For example, the California Consumer Privacy Act, or CCPA, became operative on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers, and to afford such consumers new abilities to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, a new privacy law, the California Privacy Rights Act, or the CPRA, recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as Internet based e-commerce or entertainment video providers are increasing their streaming video offerings.Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share or revenues.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	July 6, 2020	3.1(n)

3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	July 6, 2020	3.1(o)
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	July 6, 2020	3.1(p)
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	July 6, 2020	3.1(q)
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	July 6, 2020	3.1(r)
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	July 6, 2020	3.1(s)
3.1(t)	Articles of Amendment to Articles of Incorporation dated July 2, 2020.	8-K	August 13, 2020	3.1
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
4.1	Common Stock Warrant dated May 25, 2020 issued by FaceBank Group, Inc. to ARETE Wealth Management.	10-Q	July 6, 2020	4.2
4.2	Common Stock Warrant dated April 20, 2020 issued by FaceBank Group, Inc. to Platinum Point Capital LLC.	10-Q	July 6, 2020	4.4
4.3	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020.	10-Q	July 6, 2020	4.5
4.4	Convertible promissory note in favor of Platinum Point Capital for $420,000 dated April 20, 2020.
4.5	Convertible promissory note in favor of EMA Financial for $250,000 dated May 5, 2020.
10.1†	2014 Incentive Stock Plan	10-K	April 16, 2014	4.1
10.2†	fuboTV Inc. 2015 Equity Incentive Plan.	10-Q	July 6, 2020	10.2
10.3†	Form of Stock Option Agreement under fuboTV Inc. 2015 Equity Incentive Plan.	10-Q	July 6, 2020	10.3
10.4†	FaceBank Group, Inc. 2020 Equity Incentive Plan.	10-Q	July 6, 2020	10.4
10.5†	Form of Stock Option Agreement under FaceBank Group, Inc. 2020 Equity Incentive Plan.	10-Q	July 6, 2020	10.5
10.6	Consent and Second Amendment to Note Purchase Agreement dated as of May 28, 2020 by and among FaceBank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC and FB Loan Series I, LLC.	10-K	May 29, 2020	10.64
10.7	Guaranty Agreement, dated as of April 30, 2020, issued by Sports Rights Management, LLC to FB Loan Series I, LLC.	8-K	May 6, 2020	10.3
10.8	Joinder Agreement dated as of April 30, 2020 and effective April 2, 2020, by and among fuboTV Inc., Sports Rights Management, LLC, and FB Loan Series I, LLC.	8-K	May 6, 2020	10.2
10.9	Counterpart Agreement, dated as of April 30, 2020, by and between FaceBank Group, Inc. and AMC Networks Ventures LLC.	8-K	May 6, 2020	10.1

10.10†	Employment Agreement dated as of April 1, 2020 by and between FaceBank Group, Inc. and David Gandler.	8-K	April 7, 2020	10.1
10.11†	Letter Agreement by and between FaceBank Group, Inc. and Edgar Bronfman Jr., dated as of April 29, 2020.	8-K	May 5, 2020.	10.1
10.12†	Employment Agreement dated as of May 30, 2020 by and between FaceBank Group, Inc. and Simone Nardi.	8-K	June 12, 2020	10.1
10.13	Third Amendment to Note Purchase Agreement dated as of July 1, 2020 by and among Facebank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC, as Borrower, and FB Loan Series I, LLC, as Purchaser.	10-Q	July 6, 2020	10.25
10.14°	Lease, dated August 24, 2016, by and between fuboTV Inc. and RXR 1330 Owner LLC.	10-Q	July 6, 2020	10.26
10.15	First Amendment to Lease, dated January 22, 2018, by and between fuboTV Inc. and RXR 1330 Owner LLC.	10-Q	July 6, 2020	10.27
10.16°	Sublease, dated February 20, 2020, by and between fuboTV Inc. and Welltower, Inc.	10-Q	July 6, 2020	10.28
10.17°	Lease and Service Agreement, dated September 1, 2018, by and between Recall, Inc. and Town Center, Inc.	10-Q	July 6, 2020	10.29
10.18	Lease Agreement, dated February 14, 2019, by and between Recall Studies, Inc. and JYC Investors, LLC.	10-Q	July 6, 2020	10.30
10.19	Form of Purchase Agreement, by and between the Company and the Purchaser.	10-Q	July 6, 2020	10.31
10.20†	FaceBank Group, Inc. Outside Director Compensation Policy.	10-Q	July 6, 2020	10.40
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

† Management contract or compensatory plan or arrangement.

° Redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: September 15, 2020	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: September 15, 2020	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer)

