Form 10-Q
period 2020-09-30
fuboTV Inc. /FL
filed 2020-11-16
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	FUBO	New York Stock Exchange

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

As of November 11, 2020, there were 67,533,800 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

fuboTV Inc.

FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report, unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries, including fuboTV Media Inc., a Delaware corporation (“fuboTV Sub”).

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

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the SEC on May 29, 2020, as amended on Form 10-K/A filed with the SEC on August 11, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	September	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$38,864	$7,624
Accounts receivable, net	6,975	8,904
Prepaid and other current assets	12,177	1,445
Total current assets	58,016	17,973

Property and equipment, net	1,840	335
Restricted cash	1,275	-
Financial assets at fair value	-	1,965
Intangible assets, net	238,440	116,646
Goodwill	493,847	227,763
Right-of-use assets	4,886	3,519
Other non-current assets	1,009	24
Total assets	$799,313	$368,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	61,679	$36,373
Accrued expenses	37,363	20,402
Due to related parties	85,847	665
Notes payable	5,884	4,090
Notes payable - related parties	35	368
Convertible notes, net of $710 discount as of December 31, 2019	-	1,358
Shares settled liability	43	1,000
Deferred revenue	15,424	-
Profit share liability	2,119	1,971
Warrant liabilities	28,085	24
Derivative liability	-	376
Long term borrowings - current portion	9,696	-
Current portion of lease liability	903	815
Total current liabilities	247,078	67,442

Deferred income taxes	9,428	30,879
Lease liability	3,997	2,705
Long term borrowings	25,905	43,982
Other long-term liabilities	3,968	41
Total liabilities	290,376	145,049

COMMITMENTS AND CONTINGENCIES (Note 19)

Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 and 461,839 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $462 as of September 30, 2020 and December 31, 2019, respectively	-	462

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, 32,324,362 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	566,124	-
Common stock par value $0.0001: 400,000,000 shares authorized; 47,531,170 and 28,912,500 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	3
Additional paid-in capital	385,030	257,002
Accumulated deficit	(458,632)	(56,123)
Non-controlling interest	16,410	22,602
Accumulated other comprehensive loss	-	(770)
Total stockholders’ equity	508,937	222,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$799,313	$368,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

fuboTV Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Subscriptions	$53,433	$-	$92,945	$-
Advertisements	7,520	-	11,843	-
Software licenses, net	-	5,834	7,295	5,834
Other	249	-	586	-
Total revenues	61,202	5,834	112,669	5,834
Operating expenses
Subscriber related expenses	61,228	-	114,315	-
Broadcasting and transmission	9,778	-	19,270	-
Sales and marketing	22,269	93	33,526	417
Technology and development	10,727	5,222	20,277	5,222
General and administrative	8,270	2,171	42,130	3,688
Depreciation and amortization	14,413	5,273	34,050	15,589
Impairment of intangible assets and goodwill	236,681	-	236,681	-
Total operating expenses	363,366	12,759	500,249	24,916
Operating loss	(302,164)	(6,925)	(387,580)	(19,082)

Other income (expense)
Interest expense and financing costs	(2,203)	(1,094)	(18,109)	(1,994)
Interest income	-	482	-	482
Gain (loss) on extinguishment of debt	1,321	-	(9,827)	-
Loss on issuance of common stock and warrants	-	-	(13,507)	-
Gain on sale of assets	7,631	-	7,631	-
Unrealized gain in equity method investment	-	-	2,614	-
Loss on deconsolidation of Nexway	-	-	(11,919)	-
Change in fair value of warrant liabilities	4,543	-	9,143	-
Change in fair value of subsidiary warrant liability	-	831	3	4,432
Change in fair value of shares settled liability	-	-	(1,665)	-
Change in fair value of derivative liability	101	(1)	(426)	1,017
Change in fair value of profit share liability	-	-	(148)	-
Foreign currency exchange loss	-	-	(1,010)
Other income (expense)	583	(1,230)	147	(1,230)
Total other income (expense)	11,976	(1,012)	(37,073)	2,707
Loss before income taxes	(290,188)	(7,937)	(424,653)	(16,375)
Income tax benefit	(16,071)	(1,028)	(20,589)	(3,234)
Net loss	(274,117)	(6,909)	(404,064)	(13,141)
Less: net income (loss) attributable to non-controlling interest	-	(128)	1,555	2,653
Net loss attributable to controlling interest	$(274,117)	$(6,781)	$(402,509)	$(15,794)
Less: Deemed dividend on Series D Preferred stock	-	(6)	-	(6)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(379)	-	(379)
Net loss attributable to common stockholders	$(274,117)	$(7,166)	$(402,509)	$(16,179)

Net loss per share attributable to common stockholders
Basic and diluted	$(6.20)	$(0.29)	$(11.00)	$(0.80)
Weighted average shares outstanding:
Basic and diluted	44,199,709	24,363,124	36,577,183	20,165,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

							Accumulated
	Series AA				Additional		Other
	Preferred stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2019 (As restated)	-	$-	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	-	-	795,593	-	2,297	-	-	-	2,297
Issaunce of common stock - subsidiary share exchange	-	-	1,552,070	-	1,150	-	-	(1,150)	-
Common stock issued in connection with note payable	-	-	7,500	-	67	-	-	-	67
Stock based compensation	-	-	1,040,000	-	10,061	-	-	-	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(171)	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	-	-	(9)	-	-	-	(9)
Deconsolidation of Nexway	-	-	-	-	-	-	770	(2,595)	(1,825)
Net loss (As restated)	-	-	-	-	-	(55,470)	-	(873)	(56,343)
Balance at March 31, 2020 (Unaudited)	-	$-	32,307,663	$3	$270,397	$(111,593)	$-	$17,984	$176,791
Issuance of common stock and warrants for cash	-	-	3,906,313	1	478	-	-	-	479
Issuance of common stock - subsidiary share exchange	-	-	1,201,749	-	892	-	-	(892)	-
Common stock issued in connection with note payable	-	-	25,000	-	192	-	-	-	192
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Merger	32,324,362	566,124	-	-	-	-	-	-	566,124
Settlement of share settled liability	-	-	900,000	-	9,054	-	-	-	9,054
Stock-based compensation	-	-	343,789	-	8,715	-	-	-	8,715
Redemption of redemption feature of convertible preferred stock	-	-	-	-		126	-	-	126
Accrued Series D Preferred Stock dividends	-	-	-	-	(8)	-	-	-	(8)
Net loss	-	-	-	-		(72,922)	-	(682)	(73,604)
Balance at June 30, 2020 (Unaudited)	32,324,362	$566,124	38,684,514	$4	$289,720	$(184,389)	$-	$16,410	$687,869
Issuance of common stock for cash	-	-	2,162,163	-	20,000	-	-	-	20,000
Issuance of common stock and warrants for cash	-	-	5,212,753	1	42,619	-	-	-	42,620
Issuance of common stock to original owners of Facebank AG	-	-	1,200,000	-	12,395	-	-	-	12,395
Exercise of stock options	-	-	226,740	-	324	-	-	-	324
Common stock issued in connection with note payable	-	-	30,000	-	-	-	-	-	-
Reclassification of warrant liabilities	-	-	-	-	13,535	-	-	-	13,535
Stock-based compensation	-	-	15,000	-	6,305	-	-	-	6,305
Redemption of convertible preferred stock	-	-	-	-	132	(126)	-	-	6
Net loss	-	-	-	-	-	(274,117)	-	-	(274,117)
Balance at September 30, 2020 (Unaudited)	32,324,362	$566,124	47,531,170	$5	$385,030	$(458,632)	$-	$16,410	$508,937

	Series X Convertible				Additional
	Preferred stock		Common Stock		Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2018	1,000,000	$-	7,532,776	$1	$227,570	$(21,763)	$26,742	$232,550
Issuance of common stock for cash	-	-	378,098	-	1,778	-	-	1,778
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	65	-	-	65
Additional shares issued for reverse stock split	-	-	1,374	-	-	-	-	-
Net loss	-	-	-	-	-	(3,466)	599	(2,867)
Balance at March 31, 2019	-	$-	22,931,183	$2	229,542	$(25,229)	$27,341	$231,656
Issuance of common stock for cash	-	-	386,792	-	422	-	-	422
Net loss	-	-	-	-	-	(5,547)	2,182	(3,365)
Balance at June 30, 2019	-	$-	23,317,975	$2	$229,964	$(30,776)	$29,523	$228,713
Issuance of common stock for cash	-	-	217,271	-	717	-	-	717
Acquisition of Facebank	-	-	2,500,000	-	8,250	-	3,582	11,832
Issaunce of common stock - subsidiary share exchange	-	-	856,354	-	2,979	-	(2,979)	-
Issuance of common stock for services rendered	-	-	15,009	-	101	-	-	101
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	2,000	-	13	-	-	13
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(379)	-	-	(379)
Deemed dividend on Series D preferred stock	-	-	-	-	(6)	-	-	(6)
Accrued Series D Preferred stock dividends	-	-	-	-	(5)	-	-	(5)
Net loss	-	-	-	-	-	(6,781)	(128)	(6,909)
Balance at September 30, 2019	-	$-	26,908,609	$2	$241,634	$(37,557)	$29,998	$234,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(404,064)	$(13,141)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,050	15,589
Stock-based compensation	24,081	-
Impairment expense intangibles	88,059	-
Impairment expense goodwill	148,622	-
Issuance of common stock in connection with cancellation of a consulting agreement	-	13
Issuance of common stock for services rendered	-	101
Non-cash expense relating to issuance of warrants and common stock	2,209
Loss on deconsolidation of Nexway, net of cash retained by Nexway	8,564	-
Common stock issued in connection with note payable	67	-
Gain (loss) on extinguishment of debt	9,827	-
Loss on issuance of common stock and warrants	13,507	-
Gain on sale of assets	(7,631)	-
Amortization of debt discount	12,271	501
Deferred income tax benefit	(20,589)	(3,234)
Change in fair value of derivative liability	426	(1,017)
Change in fair value of warrant liability	(9,146)	-
Change in fair value of subsidiary warrant liability	-	(4,432)
Change in fair value of shares settled liability	1,665	-
Change in fair value of profit share liability	148	-
Unrealized gain on equity method investments	(2,614)	-
Amortization of right-of-use assets	434	46
Accrued interest on note payable	244	557
Foreign currency loss	1,010	-
Other adjustments	(56)	(636)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	(2,071)	3,620
Prepaid expenses and other current assets	(10,558)	(100)
Accounts payable	7,881	2,819
Accrued expenses	(11,569)	617
Due from related parties	36,589	-
Deferred revenue	6,615	-
Lease liability	(421)	(46)
Net cash (used in) provided by operating activities	(72,450)	1,257

Cash flows from investing activities
Purchases of property and equipment	(103)	-
Advance to fuboTV Pre-Merger	(10,000)	-
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	9,373	-
Sale of Facebank AG	(619)
Investment in Panda Productions (HK) Limited	-	(1,050)
Acquisition of FaceBank AG and Nexway, net of cash paid	-	2,300
Sale of profits interest in investment in Panda Productions (HK) Limited	-	655
Purchase of intangible assets	-	(250)
Payments for leasehold improvements	-	(9)
Lease security deposit	-	(21)
Net cash (used in) provided by investing activities	(1,349)	1,625

Cash flows from financing activities
Proceeds from sale of common stock and warrants	97,142	2,916
Proceeds from exercise of stock options	324	-
Proceeds from issuance of convertible notes	3,003	275
Repayments of convertible notes	(3,913)	(523)
Proceeds from issuance of Series D preferred stock	203	450
Redemption of Series D preferred stock	(883)	-
Proceeds from loans	33,649	-
Repayments of notes payable	(14,143)	-
Repayments of short term borrowings	(8,407)	-
Proceeds from sale of subsidiary’s common stock	-	65
Repayments to related parties notes	-	410
Repayments of note payable related party	(333)	(259)
Repayment to related parties	(328)	(351)
Net cash provided by financing activities	106,314	2,983

Net increase in cash and restricted cash	32,515	5,865
Cash at beginning of period	7,624	31
Cash and restricted cash at end of period	40,139	$5,896

Supplemental disclosure of cash flows information:
Interest paid	$6,161	$170
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of convertible preferred stock for Merger	$566,124	$-
Reclass of shares settled liability for intangible asset to stock-based compensation	$1,000	$-
Settlement of share settled liability	$9,054	$-
Issuance of common stock to original owners of Facebank AG	$12,395	$-
Issaunce of common stock - subsidiary share exchange	$2,042	$-
Common stock issued in connection with note payable	$259	$-
Issuance of common stock upon acquisition of Facebank AG and Nexway	$-	$8,250
Accrued Series D Preferred Stock dividends	$17	$5
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$171	$379
Common stock issued for lease settlement	$-	$130

The accompanying notes are an integral part of these condensed consolidated financial statements.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Nature of Business

Incorporation

fuboTV Inc. (“fuboTV” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. and as of May 1, 2020, the Company’s trading symbol was changed to from “FBNK” to “FUBO.”

Unless the context otherwise requires, “fuboTV,” “we,” “us,” “our,” and the “Company” refers to fuboTV and its subsidiaries on a consolidated basis, and “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation, prior to the Merger, and “fuboTV Sub” refers to fuboTV Media Inc., a Delaware corporation, and the Company’s wholly-owned subsidiary following the Merger. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger and its subsidiaries prior to the closing of the Merger.

Merger with fuboTV Pre-Merger

On April 1, 2020 (the “Effective Time”), fuboTV Acquisition Corp., a Delaware corporation and FaceBank Pre-Merger’s wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Pre-Merger, whereby fuboTV Pre-Merger continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Pre-Merger (the “Merger Agreement” and such transaction, the “Merger”) (See Note 4).

In accordance with the terms of the Merger Agreement, at the Effective Time of the Merger, all of the capital stock of fuboTV Pre-Merger was converted into shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”) (See Note 17). Each share of Series AA Convertible Preferred Stock is entitled to 0.8 votes per share and is convertible into two shares of our common stock, only in connection with the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Prior to our uplist to the NYSE, the Series AA Convertible Preferred Stock benefited from certain protective provisions that, for example, required us to obtain the approval of a majority of the shares of outstanding Series AA Convertible Preferred Stock, voting as a separate class, before undertaking certain matters.

Prior to the Merger, the Company was, and after the Merger continues to be, in part, a character-based virtual entertainment business and a developer of digital human likeness for celebrities, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. As a result of the Merger, fuboTV Pre-Merger, a leading live TV streaming platform for sports, news, and entertainment, became a wholly-owned subsidiary of the Company.

In connection with the Merger, on March 11, 2020, the Company and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided the Company with a $100.0 million revolving line of credit (the “Credit Facility”). The Credit Facility was secured by substantially all the assets of the Company. The Credit Facility was terminated on July 8, 2020.

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

The Company had cash and cash equivalents of $38.9 million, a working capital deficiency of $189.1 million and an accumulated deficit of $458.6 million as of September 30, 2020. The Company incurred a $404.1 million net loss for the nine months ended September 30, 2020. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses as it continues to fully ramp up its operating activities. While we expect to continue incurring losses in the foreseeable future, we successfully raised $183 million in October 2020, net of offering expenses, through a public offering of our common stock. The proceeds from this offering provide us with the necessary liquidity to continue as a going concern for at least one year from the date these financial statements are issued.

In addition to the foregoing, the Company cannot predict the long-term impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19. Based upon the Company’s current assessment, it does not expect the impact of the COVID-19 pandemic to materially impact the Company’s operations. However, the Company is continuing to assess the impact the spread of COVID-19 may have on its operations.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts, as of September 30, 2020, of the Company, its wholly-owned subsidiaries and its 99.7%-owned operating subsidiary EAI, which, until the Merger, was the Company’s principal operating subsidiary; inactive subsidiaries York Production LLC and York Production II LLC; wholly-owned subsidiaries Facebank AG, StockAccess Holdings SAS (“SAH”) and FBNK Finance Sarl (“FBNK Finance”); its 70.0% ownership in Highlight Finance Corp. (“HFC”); and its 76% ownership in Pulse Evolution Corporation (“PEC”). Subsequent to the Merger, fuboTV Pre-Merger became our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The unaudited condensed consolidated balance sheet as at December 31, 2019 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020, as amended on Form 10-K/A filed with the SEC on August 11, 2020 along with the consolidated financial statements for fuboTV Pre-Merger for the year ended December 31, 2019 and notes thereto included on Form 8-K/A filed with the SEC on June 17, 2020.

Reclassifications

For the three and nine months ended September 30, 2019, the Company has reclassified certain prior year amounts on the face of the financial statements in order to conform to the current year presentation. These reclassifications had no effect on the Company’s consolidated financial position, results of operations, or liquidity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. The significant estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill, long-lived assets, and investments, accruals for contingent liabilities, valuations of derivative liabilities, equity instruments issued in share-based payment arrangements and accounting for income taxes, including the valuation allowance on deferred tax assets.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020, as amended on Form 10-K/A filed with the SEC on August 11, 2020.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. A committee consisting of the Company’s executives are determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions between the fubo TV and Facebank pre-merger businesses. As such, the Company has two operating segments (fuboTV and Facebank) as of September 30, 2020. As of September 30, 2020, the Facebank operating segment had nominal operations.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

	September 30,	December 31,
	2020	2019

Cash and cash equivalents	$38,864	$7,624
Restricted cash	1,275	—

Total cash, cash equivalents and restricted cash	$40,139	$7,624

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

Accounts Receivable, net

The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts. The Company’s accounts receivable balance consists of amounts due from the sale of advertisements. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for doubtful accounts was not necessary as of September 30, 2020 or December 31, 2019.

No individual customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2020 and 2019. Four customers accounted for more than 10% of accounts receivable as of September 30, 2020. No customers accounted for more than 10% of accounts receivable as of December 31, 2019.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration issued in business combination transactions to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from: (a) acquired technology, (b) trademarks and trade names, and (c) customer relationships, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The allocation of the purchase consideration may remain preliminary as the Company gathers additional facts about the circumstances that existed as of the acquisition date during the measurement period. The measurement period shall not exceed one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

The Company generates revenue from the following sources:

1.

Subscriptions – The Company sells various subscription plans through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card on a monthly, quarterly or annual basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to the customers, which is ratably over the subscription period. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

2.	Advertisements – The Company executes agreements with advertisers that want to display ads (“impressions”) within the streamed content. The Company enters into individual insertion orders (“IOs”) with advertisers, which specify the term of each ad campaign, the number of impressions to be delivered and the applicable rate to be charged. The Company invoices advertisers monthly for impressions actually delivered during the period. Each executed IO provides the terms and conditions agreed to in respect of each party’s obligations. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

3.	Software licenses, net – Revenue from the sale of software licenses are recognized as a single performance obligation at the point in time that the software license is delivered to the customer. The Company under its contracts is required to provide its customers with 30 days to return the license for a full refund, regardless of reason, and the Company will be provided a refund in full of its cost to sell the license. Therefore, for Nexway, the Company acts as an agent and recognizes revenue on a net basis. As a result of the deconsolidation of Nexway AG which was effective as of March 31, 2020, the Company no longer generates revenue from software licenses.(See Note 7)

4.	Other – The Company has an annual contract to sub-license its rights to broadcast certain international sporting events to a third party. The Company recognizes revenue under this contract at a point in time when it satisfies a performance obligation by transferring control of the promised services to the third party, which generally is when the third party has access to the programming content.

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

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $18.2 million and $22.7 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million in advertising expense was incurred for the three and nine months ended September 30, 2019, respectively.

Technology and Development

Technology and development expenses are charged to operations as incurred. Technology and development expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, technical services, software expenses, and hosting expenses.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Basic loss per share:
Net loss	$(274,117)	$(6,909)	$(404,064)	$(15,794)
Less: net (loss) income attributable to non-controlling interest	—	(128)	1,555	2,653
Less: Deemed dividend - beneficial conversion feature on preferred stock	—	(6)	—	(6)
Add: deemed dividend on Series D Preferred Stock	—	(379)	—	(379)
Net loss attributable to common stockholders	$(274,117)	$(7,166)	$(402,509)	$(16,179)

Shares used in computation:
Weighted-average common shares outstanding	44,199,709	24,363,124	36,577,183	20,165,089

Basic and diluted loss per share	$(6.20)	$(0.29)	$(11.00)	$(0.80)

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30,	September 30,
	2020	2019
Common stock purchase warrants	9,538,533	200,007
Series AA convertible preferred shares	64,648,724	-
Series D convertible preferred shares	-	455,233
Stock options	17,952,213	16,667
Convertible notes variable settlement feature	-	609,491
Total	92,139,470	1,281,398

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company will adopt this standard on January 1, 2021 and the Company does not anticipate that adopting the standard will have a material impact on the condensed financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2020 and the adoption did not have a material impact on the condensed financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.

4.	Acquisitions

On April 1, 2020, we completed the Merger, as described in Note 1. In accordance with the terms of the Merger Agreement, all of the capital stock of fuboTV Pre-Merger was converted, at a stock exchange ratio of 1.82, into the right to receive 32,324,362 shares of Series AA Convertible Preferred Stock, a newly-created class of our Preferred Stock. Pursuant to the Series AA Certificate of Designation, each share of Series AA Convertible Preferred Stock is convertible into two shares of the Company’s common stock only in connection with the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. As of September 30, 2020, 31,611,147 shares of Series AA Convertible Preferred Stock were issued.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company accounted for the Merger as a business combination under the acquisition method of accounting. FaceBank Pre-Merger was determined to be the accounting acquirer based upon the terms of the Merger Agreement and other factors including: (i) FaceBank Pre-Merger’s stockholders owned approximately 57% of the voting common shares of the combined company immediately following the closing of the Merger (54% assuming the exercise of all vested stock options as of the closing of the transaction) and (ii) directors appointed by FaceBank Pre-Merger would hold a majority of board seats in the combined company.

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

During the nine months ended September 30, 2020, the Company continued finalizing its valuations of the assets acquired and liabilities assumed in the April 1, 2020 acquisition of fuboTV based on new information obtained about facts and circumstances that existed as of the acquisition date. During the three months ended September 30, 2020, the Company recorded preliminary measurement period adjustments, mainly to reduce its acquisition date goodwill by approximately $65.3 million and the corresponding net deferred tax liability based on an estimate of the realizability of deferred tax assets acquired in the merger and the resulting impact on the Company’s valuation allowance of its deferred tax assets. The Company is continuing to gather information about the realizability of its deferred tax assets and this initial estimate may be subject to change during the measurement period.

Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands).

Fair Value
Assets acquired:
Cash and cash equivalents	$8,040
Accounts receivable	5,831
Prepaid expenses and other current assets	976
Property & equipment	2,042
Restricted cash	1,333
Other noncurrent assets	397
Operating leases - right-of-use assets	5,395
Intangible assets	243,612
Deferred tax assets	252
Goodwill	493,847
Total assets acquired	$761,725

Liabilities assumed
Accounts payable	$51,687
Accounts payable – due to related parties	14,811
Accrued expenses and other current liabilities	50,249
Accrued expenses and other current liabilities – due to related parties	30,913
Long term borrowings - current portion	5,625
Operating lease liabilities	5,395
Deferred revenue	8,809
Long-term debt, net of issuance costs	18,125
Total liabilities assumed	$185,614

Net assets acquired	$576,111

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The deferred tax assets represent the deferred tax impact associated with the differences in book and tax basis, including incremental differences created from the preliminary purchase price allocation and acquired net operating losses. Deferred taxes associated with estimated fair value adjustments reflect an estimated blended federal and state tax rate, net of tax effects on state valuation allowances. For balance sheet purposes, where U.S. tax rates were used, rates were based on recently enacted U.S. tax law. The effective tax rate of the combined company could be significantly different (either higher or lower) depending on post-merger activities, including cash needs, the geographical mix of income, and changes in tax law. This determination is preliminary and subject to change based upon the final determination of the fair value of the acquired assets and assumed liabilities of fuboTV Pre-Merger.

For the nine month period ended September 30, 2020, our condensed consolidated statement of operations included $112.7 million of revenues and a net loss of $274.1 million, which included non-cash goodwill and intangible asset impairment charges of $236.7 million for the legacy Facebank reporting unit, a $20.6 million benefit for income taxes associated with the legacy Facebank reporting unit and a $7.6 million gain on the sale of Facebank AG. Net loss attributable to common stockholders for the nine months ended September 30, 2020 reflects $1.2 million of interest expense associated with a short-term loan issued in connection with the Merger. The following unaudited pro forma consolidated results of operations assume that the acquisition of fuboTV Pre-Merger was completed as of January 1, 2019 (in thousands, except per share data).

	Nine months ended September 30
	2020	2019

Total revenues	$163,716	$99,321
Net loss attributable to common stockholders	$(448,412)	$(164,303)

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

5.	Revenue from contracts with customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Subscriptions	$53,433	$-	$92,945	$-
Advertisements	7,520	-	11,843	-
Software licenses, net – Nexway eCommerce Solutions	-	5,834	7,295	5,834
Other	249	-	586	-
Total revenue	$61,202	$5,834	$112,669	$5,834

Contract balances

There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.

The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of September 30, 2020, the Company’s contract liabilities totaled approximately $15.4 million and are recorded as deferred revenue on the accompanying condensed consolidated balance sheet. There were no contract liabilities recorded as of December 31, 2019.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

6.	Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Furniture and fixtures	$668	$335
Computer equipment	737	-
Leasehold improvements	2,280	-
	3,685	335
Less: Accumulated depreciation	(1,845)	-
Total property and equipment, net	$1,840	$335

Depreciation expense totaled approximately $0.1 million for the three months ended September 30, 2020. Depreciation expense totaled approximately $0.3 million for the nine months ended September 30, 2020. There was no depreciation expense for the three and nine months ended September 30, 2019.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company’s voting interest in Nexway was further diluted to 31.2% as a result of additional financing which the Company did not participate in.

During the quarter ended September 30, 2020, the Company sold 100% of its ownership interest in Facebank AG and its investment in Nexway to the former owners and recognized a gain on sale of its investment of approximately $7.6 million, which is included as a gain on the sale of assets, a component of other income (expense) on the accompanying condensed consolidated statement of operations.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The following table represents the net carrying value of the Company’s investment in Facebank AG and Nexway and the related gain on sale of its investment:

Investment in Nexway	$4,988
Financial assets at fair value	1,965
Goodwill	28,541
Total assets	35,494
Loan payable	56,140
Net carrying amount	(20,646)
Issuance of common stock to original owners of Facebank AG	12,395
Cash paid to former owners of Facebank AG	619
Gain on sale of investment in Facebank AG	$(7,631)

8.	Panda Interests

In March 2019, the Company entered into an agreement to finance and co-produce Broadway Asia’s theatrical production of DreamWorks’ Kung Fu Panda Spectacular Live at the Venetian Theatre in Macau (“Macau Show”). The Company determined the fair value of the profits interest sold to certain investors to be approximately $1.8 million as of the date of this transaction and $2.1 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively.

The table below summarizes the Company’s profits interest since the date of the transaction (in thousands except for unit and per unit information):

Panda units granted	26.2
Fair value per unit on grant date	$67,690
Grant date fair value	$1,773
Change in fair value of Panda interests	198
Fair value at December 31, 2019	$1,971
Change in fair value of Panda interests	148
Fair value at September 30, 2020	$2,119

9.	Intangible Assets and Goodwill

The Facebank reporting unit was developed by the Company’s former CEO, John Textor. On July 31, 2020, Mr. Textor resigned as a member of the Board of Directors of the Company. Upon the Merger, Mr. Textor became Head of Studio of the Company and was to manage the legacy Facebank reporting unit, which included human animation and digital likeness technologies. Mr. Textor submitted his resignation as Head of Studio, which is effective October 30, 2020. As of September 30, 2020, Mr. Textor was not performing substantive services for the Company. Mr. Textor’s continuing involvement was integral for further development of the Facebank reporting unit, and therefore represents a triggering event to assess the carrying value of its goodwill and intangible assets underlying the Facebank reporting unit. The Company performed an impairment analysis of the Facebank goodwill and intangible assets and during the three and nine months ended September 30, 2020, the Company recorded an intangible asset impairment charge of approximately $88.1 million and goodwill impairment charge of $148.6 million. After these impairment charges the Facebank reporting unit had no allocated goodwill and intangible assets of $13.0 million.

The following table represents the impairment charges recorded during the 3rd quarter of 2020 related to the Company’s Facebank reporting unit (in thousands):

Intangible assets	$88,059
Goodwill	$148,622
Total impairment expense	$236,681

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Intangible Assets

The Company performed a valuation of its intangible assets of the Facebank reporting unit as of September 30, 2020. The Company determined that the carrying value of the intangible assets exceeded their fair value. During the three and nine months ended September 30, 2020, the Company recorded an impairment charge of approximately $88.1 million, which was approximately 88% of the carrying value at September 30, 2020. Based on the impairment analysis, it was determined that the useful lives of human animation technologies, trademark and tradenames, animation and visual effects technologies, and digital assets library were reduced from 7 years to 5 years.

The table below summarizes the Company’s intangible assets at September 30, 2020 and December 31, 2019 (in thousands):

		Weighted Average	September 30, 2020
	Useful Lives (Years)	Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	5	5	$123,436	(79,884)	(37,871)	$5,681
Trademark and trade names	5	5	7,746	(3,903)	(2,379)	1,464
Animation and visual effects technologies	5	5	6,016	(1,868)	(1,848)	2,300
Digital asset library	5	5	7,536	(1,830)	(2,185)	3,522
Intellectual Property	7	-	828	(574)	(254)	-
Customer relationships	2	1.5	23,678	-	(5,920)	17,758
fuboTV tradename	9	8.5	38,197	-	(2,122)	36,075
Software and technology	9	8.5	181,737	-	(10,097)	171,640
Total			$389,174	$(88,059)	$(62,676)	$238,440

		Weighted Average	December 31, 2019
	Useful Lives (Years)	Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	$—	$(24,646)	$98,790
Trademark and trade names	7	6	9,432	(1,686)	(1,549)	6,197
Animation and visual effects technologies	7	6	6,016	—	(1,203)	4,813
Digital asset library	5-7	5.5	7,505	—	(1,251)	6,254
Intellectual Property	7	6	3,258	(2,430)	(236)	592
Customer relationships	11	11	4,482	(4,482)	—	—
Total			$154,129	$(8,598)	$(28,885)	$116,646

The Company recorded amortization expense of $14.3 million and $5.2 million during the three months ended September 30, 2020 and 2019, respectively, and $33.8 million and $15.5 million during the nine months ended September 30, 2020 and 2019, respectively.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2020	$9,731
2021	38,922
2022	30,043
2023	27,084
2024	27,010
Thereafter	105,650
Total	$238,440

Goodwill

Using the guidance of ASC 350-20 - Goodwill, the Company determined that the carrying value of its Facebank reporting unit exceeded the fair value. During the three and nine months ended September 30, 2020, the Company recorded an impairment charge of approximately $148.1 million related to the goodwill associated with the Facebank reporting unit, which represents the total amount of goodwill allocated to Facebank.

The following table is a summary of the changes to goodwill for the three and nine months ended September 30, 2020 (in thousands):

Balance - December 31, 2019	$227,763
Deconsolidation of Nexway	(51,168)
Balance - March 31, 2020	$176,595
Acquisition of fuboTV	562,908
Less: transfer to asset held for sale	(28,541)
Balance - June 30, 2020	$710,962
Impairment expense	(148,622)
Measurement period adjustment on the fuboTV acquisition	(68,493)
Balance - September 30, 2020	$493,847

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are presented below (in thousands):

	September 30,	December 31,
	2020	2019
Suppliers	-	$37,508
Affiliate fees	38,127	-
Broadcasting and transmission	18,726	-
Selling and marketing	13,998	-
Payroll taxes (in arrears)	50	1,308
Accrued compensation	2,887	3,649
Legal and professional fees	4,472	3,936
Accrued litigation loss	-	524
Taxes (including value added)	9,774	5,953
Subscriber related	2,660	-
Other	8,348	3,897
Total	$99,042	$56,775

11.	Income Taxes

The Company recorded income tax benefits associated with the amortization of intangible assets of $16.1 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $20.6 million and $3.2 million during the nine months ended September 30, 2020 and 2019, respectively. The Company’s current provision for income taxes consists of state and foreign income taxes and is immaterial in all periods presented.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. At September 30, 2020 and December 31, 2019, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more likely than not threshold therefore, the net deferred tax assets have been fully offset by a valuation allowance. The following is a rollforward of the Company’s deferred tax liability from January 1, 2020 to September 30, 2020 (in thousands):

Balance at December 31, 2019	$30,879
Income tax benefit (associated with the amortization of intangible assets)	(1,038)
Deconsolidation of Nexway	(1,162)
Balance at March 31, 2020	$28,679
Acquisition of fuboTV Pre-Merger	65,613
Income tax benefit (associated with the amortization of intangible assets)	(3,498)
Balance at June 30, 2020	$90,794
Income tax benefit (associated with the amortization of intangible assets)	(16,071)
Measurement period adjustment	(65,295)
Balance at September 30, 2020	$9,428

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

12.	Related Parties

The following table represents amounts due to related parties as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Affiliate fees	$85,116	$-
Alexander Bafer, former Executive Chairman	458	20
John Textor, former Chief Executive Officer and affiliated companies	264	592
Other	9	53
Total	$85,847	$665

The Company has entered into affiliate distribution agreements with CBS Corporation and related entities, New Univision Enterprises, LLC, AMC Network Ventures, LLC, Viacom International, Inc. and Discovery, Inc. and related entities which are holders of the Company’s convertible preferred stock. AMC Networks Ventures, LLC is also the lender to the senior secured loan (see Note 13). The aggregate affiliate distribution fees recorded to subscriber related expenses for related parties were $37.0 million and $60.1 million for the three and nine months ended September 30, 2020, respectively. There were no affiliate distribution fees for the three and nine months ended September 30, 2019.

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

During the year ended December 31, 2019, the Company received a $300,000 advance (the “FaceBank Advance”) from FaceBank, Inc., a development stage company controlled by Mr. Textor. During the quarter ended March 31, 2020, the Company repaid the FaceBank Advance in full to FaceBank, Inc. No further amounts are due and payable by the Company under the FaceBank Advance.

Notes Payable – Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the then-Chief Executive Officer, John Textor. The note had a three-month roll-over provision, and different maturity and repayment amounts if not fully paid by its due date. The note bears interest at 18% per annum. The Company had accrued default interest for the additional liability in excess of the principal amount. Accrued interest and penalties as of December 31, 2019 was approximately $0.3 million, and was recognized as note payable – related parties on the accompanying condensed consolidated balance sheet. On August 3, 2020, the note maturity date was extended to December 31, 2020 and is no longer in default. On September 13, 2020, the note was amended to reduce the interest rate to 4% per annum retroactive to issuance date of the note. As of September 30, 2020 the principal balance and accrued interest totaled approximately $35,000.

13.	Notes Payable

Senior Secured Loan

In April 2018, fuboTV pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company recorded this loan at its fair value of $23.8 million in connection with its acquisition of fuboTV Pre-Merger on April 1, 2020. The Company has made principal repayments of $2.5 million during the nine months ended September 30, 2020. As of September 30, 2020, the outstanding balance of the Term Loan is $22.5 million and is included in short-term and long-term borrowings on the accompanying condensed consolidated balance sheet.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The Term Loan matures on April 6, 2023, has certain financial covenants and requires the Company to maintain a certain minimum subscriber level. The Company was in compliance with all covenants at September 30, 2020.

Evolution AI Corporation

The Company has recognized, through the accounting consolidation of EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“EAI Note”). The cumulative accrued interest on the EAI Note amounts to $1.6 million. The EAI Note is currently in a default condition due to non-payment of principal and interest. The EAI Note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 shares of Series X Convertible Preferred Stock during the year ended December 31, 2019). The holders of the EAI Note have agreed not to declare the EAI Note in default and to forbear from exercising remedies which would otherwise be available in the event of a default, while the EAI Note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter and the outstanding balance as of September 30, 2020, including interest and penalties, is $4.4 million. The balance of $4.4 million is included in notes payable, net of discount on the accompanying condensed consolidated balance sheet.

FBNK Finance SarL

On February 17, 2020, FBNK Finance issued EUR 50.0 million of bonds (or $56.1 million). There were 5,000 notes with a nominal value EUR 10,000 per note. The bonds were issued at par with 100% redemption price. The maturity date of the bonds is February 15, 2023 and the bonds have a 4.5% annual fixed rate of interest. Interest is payable semi-annually on August 15 and February 15. The majority of the proceeds was used for the redemption of the bonds issued by SAH, HFC and Nexway SAS. The bonds are unconditional and unsubordinated obligations of FBNK Finance. As part of this transaction, the Company recorded a loss of $11.1 million during the nine months ended September 30, 2020 which was recorded as loss extinguishment of debt on the accompanying condensed consolidated statement of operations. During the nine months ended September 30, 2020, the Company recorded a $1.0 million foreign exchange loss upon remeasurement to USD.

During the quarter ended September 30, 2020, the Company sold its investment in FaceBank AG and Nexway and derecognized the carrying value of the bonds of $56.1 million (see Note 7).

Credit and Security Agreement

As described in Note 1, on March 11, 2020, the Company and HLEEF entered into the Credit Facility with HLEEF. The Credit Facility is secured by substantially all the assets of the Company. As of September 30, 2020, there were no amounts outstanding under the Credit Facility.

On July 8, 2020, the Company entered into a Termination and Release Agreement with HLEE Finance to terminate the Credit Agreement. The Company did not draw down on the Credit Agreement during its term.

Note Purchase Agreement

As described in Note 1, on March 19, 2020, the Company and the other parties thereto entered into the Note Purchase Agreement, pursuant to which the Company sold to FB Loan the Senior Notes. In connection with the Company’s acquisition of fuboTV Pre-Merger, the proceeds of $7.4 million, net of an original issue discount of $2.7 million, were used to fund the advance to fuboTV Pre-Merger.

Each Borrower’s obligations under the Senior Notes are secured by substantially all of the assets of each such Borrower pursuant to a Security Agreement, dated as of March 19, 2020, by and among Borrower and FB Loan (the “Security Agreement”).

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The 900,000 shares were valued at $8.15 per share at March 19, 2020 and $7.5 million set forth on the balance sheet for shares settled payable for note payable reflects the fair value of 900,000 shares to be issued at $8.35 per share as of March 31, 2020. On April 28, 2020, these shares were issued at $10.00 per share. The Company recorded a change in fair value of shares settled payable of approximately $1.7 million during the nine months ended September 30, 2020, respectively.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

On July 3, 2020, the Company repaid $10.1 million related to the Note Purchase Agreement.

Paycheck Protection Program Loan

On April 21, 2020, the Company entered into a Promissory Note (the “PPP Note”) with JPMorgan Chase Bank, N.A. as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $4.7 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company used the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning seven months from April 2020. The PPP Note matures in two years.

The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

The Company has recorded the principal balance of $4.7 million as $1.9 million of long-term borrowings and $2.8 million as long-term borrowings– current portion on the accompanying condensed consolidated balance sheet.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company accounted for this agreement as a loan and as of September 30, 2020 the loan was repaid in full. Interest expense incurred on the loan was $3.1 million for the nine months ending September 30, 2020.

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

All remaining unpaid principal together with interest accrued and unpaid shall be due and payable upon the earlier of (a) completion of any debt or equity financing of the Company, which results in proceeds of at least $50 million, or (b) May 14, 2021. As of September 30, 2020 the principal balance and accrued interest is approximately $1.6 million.

On September 30, 2020, following negotiations with Century Venture, SA, the Company agreed to repay the Loan in full (inclusive of any interest, fees and penalties) owed under the Credit Agreement. The Company paid $1.6 million on October 2, 2020, the Credit Agreement and related Loan were automatically terminated.

Credit Agreement

On July 16, 2020, we entered into a Credit Agreement (the “Access Road Credit Agreement”) with Access Road Capital LLC (the “Lender”). Pursuant to the terms of the Access Road Credit Agreement, the Lender extended a term loan (the “Loan”) to us with a principal amount of $10.0 million. The Loan bears interest at a fixed rate of 13.0% per annum and matures on July 16, 2023. The Company repaid the loan in full on October 2, 2020.

14.	Fair Value Measurements

The Company holds investments in equity securities and limited partnership interests, which are accounted for at fair value and classified within financial assets at fair value on the condensed consolidated balance sheet, with changes in fair value recognized as investment gain / loss in the condensed consolidated statements of operations. The Company also held an investment in Nexway common stock that was publicly traded on the Frankfurt Exchange. Additionally, the Company’s convertible notes, derivatives and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair valued measured at September 30, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities at Fair Value:
Profits interest sold	-	-	2,119
Warrant liability - Subsidiary	-	-	21
Warrant liability	-	-	28,065
Total Financial Liabilities at Fair Value	$-	$-	$30,205

	December 31, 2019
	Total	Level 1	Level 2	Level 3

Financial Assets at Fair Value:
Financial assets at fair value	$1,965	$—	$1,965	$—
Total	$1,965	$—	$1,965	$—

Financial Liabilities at Fair Value:
Convertible notes	$1,203	$—	$—	$1,203
Profit share liability	1,971	—	—	1,971
Derivative liability	376	—	—	376
Warrant liability - subsidiary	24	—	—	24
Total	$3,574	$—	$—	$3,574

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the three and nine months ended September 30, 2020. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative - Convertible Notes	Warrants (assumed from subsidiary)	Profits Interests Sold	Warrant Liability	Embedded Put Option
Fair value at December 31, 2019	$1,203	$24	$1,971	$-	$376
Change in fair value	(206)	(3)	148	(9,143)	(220)
Additions	3,583	-	-	50,743	172
Redemption	(4,580)	-	-	-	(328)
Reclassification of warrant liabilities	-	-	-	(13,535)	-
Fair value at September 30, 2020	$-	$21	$2,119	$28,065	$-

Profit Share Liability - The fair value of the profits interest sold related to the Panda investment was determined using an expected cash flow analysis. The change in fair value of profit share liability of $0.1 million for the nine months ended September 30, 2020 is reported as a component of other income (expense) in the condensed consolidated statement of operations.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Warrant Liabilities

On September 25, 2020, the Company repaid all of its variable convertible notes. As a result of this repayment, the Company is no longer subject to a sequencing policy and therefore reclassified $13.5 million of warrant liabilities to additional paid in capital.

FB Loan Warrant

In connection with its Note Purchase Agreement (see Note 13), the Company issued the FB Loan Warrant and utilized the Black-Scholes pricing model. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the three and nine months ended September 30, 2020 was $0.1 million and $5.5 million, respectively and was recorded as other expense in the condensed consolidated statement of operations. On September 30, 2020 the Company entered into the first amendment to the warrant which amended the warrant strike price from $5.00 to $2.75.

The significant assumptions used in the valuation are as follows:

September 30, 2020
Fair value of underlying common shares	$9.00
Exercise price	$2.75
Expected dividend yield	—%
Expected volatility	50.7%
Risk free rate	0.22%
Expected term (years)	4.46

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

The aggregate warrant liabilities were recorded at the respective date of grant at fair value using a Monte Carlo simulation model. Subsequent changes in fair value for the three and nine months ended September 30, 2020 were $4.4 million and $14.8 million, respectively, and were recorded as change in fair value of warrant liabilities in the condensed consolidated statement of operations. The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability at September 30, 2020:

September 30, 2020
Fair value of underlying common shares	$9.00
Exercise price	$7.00
Expected dividend yield	—%
Expected volatility	73.6 – 74.3%
Risk free rate	0.12%
Expected term (years)	1.12 – 1.19

As of September 30, 2020, the Company reclassified the fair value of $12.0 million of warrant liabilities to additional paid-in capital.

Between August 20, 2020 and September 29, 2020, the Company entered into Purchase Agreements Investors, with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 1,843,726 shares (the “Purchased Shares”) of the Company’s common stock and issued 1,843,726 warrants to the Investors. See Note 17. The was aggregate warrant liabilities were recorded at the date of grant at fair value of $5.5 million using a Monte Carlo simulation model. Subsequent changes in fair value for the three and nine months ended September 30, 2020 were $1.3 million for each period, respectively, and were recorded as change in fair value of warrant liabilities in the condensed consolidated statement of operations. The Company used a Monte Carlo simulation model to estimate the fair value of the warrant liability at September 30, 2020:

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020
Fair value of underlying common shares	$9.00
Exercise price	$9.25
Expected dividend yield	—%
Expected volatility	69.7 – 71.2 -%
Risk free rate	0.12%
Expected term (years)	1.39 – 1.49

ARETE Wealth Management

On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock for investment services. Absent the Company’s sequencing policy as disclosed in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 10, 2020, the Company would have recorded these warrants as equity classified. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the three and nine months ended September 30, 2020 was $0.4 million and $0.7 million, respectively and was recorded as change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The significant assumptions used in the valuation are as follows:

September 30, 2020
Fair value of underlying common shares	$9.00
Exercise price	$5.00
Expected dividend yield	—%
Expected volatility	60.0%
Risk free rate	0.27%
Expected term (years)	4.6

As of September 30, 2020, the Company reclassified the fair value of $1.5 million of warrant liabilities to additional paid-in capital.

Convertible Notes

On April 1, 2020, the Company issued 142,118 common stock warrants in connection with a $1.1 million convertible note. The warrant was recorded as a warrant liability utilizing the Black-Scholes pricing model. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the three and nine months ended September 30, 2020 was $1.5 million and $1.8 million, respectively, and was recorded as change in fair value of warrant liability in the condensed consolidated statement of operations. On September 29, 2020, the Company entered into an amendment related to the common stock warrants and issued an additional 217,357 warrants.

15.	Convertible Notes Payable

As of September 30, 2020 there were no convertible notes outstanding, and as of December 31, 2019, convertible notes outstanding totaled $1.4 million. During the three and nine months ended September 30, 2020, the Company repaid $2.8 million and $3.9 million of principal balances, and approximately $0.9 million of related interest expense and prepayment penalties owed on its convertible notes.

16.	Temporary Equity

Series D Convertible Preferred Stock

On March 6, 2020, the Company (i) entered into a stock purchase agreement to issue 203,000 shares of its Series D Preferred Stock, for proceeds of $203,000 and (ii) during the nine months ended September 30, 2020 the Company redeemed 682,000 shares of Series D Preferred Stock in exchange for approximately $0.9 million.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company’s Series D Preferred Stock activities for the three and nine months ended September 30, 2020 (dollars in thousands):

	Series D Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2019	461,839	$462
Issuance of Series D convertible preferred stock for cash	203,000	203
Offering cost related to issuance of Series D convertible preferred stock	-	(3)
Deemed dividends related to immediate accretion of offering cost	-	3
Accrued Series D preferred stock dividends	17,198	17
Bifurcated redemption feature of Series D convertible preferred stock	-	(171)
Deemed dividends related to immediate accretion of bifurcated redemption feature of Series D convertible preferred stock	-	171
Redemption of Series D preferred stock (including accrued dividends)	(682,037)	(682)
Total temporary equity as of September 30, 2020	-	$-

The redemption of the 659,000 shares of Series D Preferred Stock (amounts in thousands except share and per share values):

Series D preferred stock issued	659,000
Per share value	$1.00
Series D preferred stock value	$659
Accrued dividends	$23
Total Series D preferred stock	$682
Redemption percentage	$1.29
Total redemption	$880

Holders of shares of the Series D Preferred Stock were entitled to receive, cumulative cash dividends at the rate of 8% on $1.00 per share of the Series D Preferred Stock per annum (equivalent to $0.08 per annum per share), subject to adjustment. The dividends were payable solely upon redemption, liquidation or conversion.

The Series D Preferred Stock was classified as temporary equity because it had redemption features that were outside of the Company’s control upon certain triggering events, such as a Market Event. A “Market Event” is defined as any trading day during the period which shares of the Series D Preferred Stock are issued and outstanding, where the trading price for such date is less than $0.35. In the event of a Market Event, the Series D Preferred Stock shall be subject to mandatory redemption and the stated value shall immediately be increased to $1.29 per share of Series D Preferred Stock. The Market Event was considered to be outside the control of the Company, resulting in classification of the Series D Preferred Stock as temporary equity.

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

As of September 30, 2020, all of the shares of Series D Preferred Stock have been redeemed by the Company and there will be no future issuances.

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

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

On March 20, 2020, in connection with the Merger, FaceBank Pre-Merger filed an amendment to its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). The Series AA Convertible Preferred Stock (the “Series AA Preferred Stock”) has no liquidation preference. The Series AA Preferred Stock is entitled to receive dividends and other distributions as and when paid on the Common Stock on an as converted basis. Each share of Series AA Preferred Stock is initially convertible into two shares of Common Stock, subject to adjustment as provided in the Series AA Preferred Stock Certificate of Designation and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Each share of Series AA Preferred Stock shall have 0.8 votes per share (the “Voting Rate”) on any matter submitted to the holders of the Common Stock for a vote and shall vote together with the Common Stock on such matters for as long as the Series AA Preferred Stock is outstanding. The Voting Rate shall be subject to adjustment in the event of stock splits, stock combinations, recapitalizations reclassifications, extraordinary distributions and similar events. There are 713,215 shares reserved for issuance to certain shareholders of fuboTV Pre-Merger in connection with the Merger.

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

Between August 20, 2020 and August 28, 2020, the Company entered into Purchase Agreements Investors, pursuant to which the Company sold an aggregate of 5,212,753 shares of the Company’s common stock at a purchase price of $9.25 per share and issued warrants to the Investors covering a total of 1,303,186 shares of the Company’s common stock for an aggregate purchase price of $48.2 million.

Issuance of Common Stock Related to PEC Acquisition

During the three months ended September 30, 2020, there were no shares of the Company’s common stock exchanged for shares of its subsidiary PEC. During the nine months ended September 30, 2020, the Company has issued 2,753,819 shares of its common stock in exchange for 17,950,055 shares of its subsidiary PEC, respectively. The interests exchange in PEC were previously recorded within noncontrolling interests and the transactions were accounted for as a reduction of $2.0 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in Additional paid-in capital, during the nine months ended September 30, 2020.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Issuance of Common Stock for Shares Settled Liability

During the three months ended June 30, 2020, the Company issued 900,000 shares of its common stock with a fair value of approximately $9.1 million or $10.00 per share in connection with the Company’s Note Purchase Agreement with FB Loan (See Note 13).

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

Issuance of Common Stock for Exercise of Stock Options

During the three months ended September 30, 2020, 226,740 options to purchase shares of the Company’s common stock were exercised for cash of approximately $0.3 million or $1.43 per share.

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

Share Purchase Agreement

On July 10, 2020, we entered into a Share Purchase Agreement (the “SPA”) with C2A2 Corp. AG Ltd. and Aston Fallen (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed to acquire all of the 1,000 shares of Facebank AG common stock, held by the Company. The transaction closed on July 10, 2020 and the Company redeemed an aggregate of 3,633,114 shares of the Company’s common stock at a redemption price of $0.0001 per share in exchange for 4,833,114 new shares of Company common stock at a sale price of $0.0001 per share, resulting in a net issuance of 1,200,000 new shares of the Company’s common stock. The Company recognized a gain of approximately $7.6 million on this transaction during the third quarter.

Issuance of Common Stock in Connection with Convertible Notes

During the three months ended September 30, 2020, the Company did not issue any shares of its common stock in connection with its convertible notes. During the nine months ended September 30, 2020, the Company issued 62,500 shares of its common stock with a fair value of approximately $0.3 million, respectively, in connection with the issuance of convertible notes.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

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

On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan (the “Plan”). The Company created an incentive option pool of 12,116,646 shares of the Company’s Common Stock under the Plan. On October 8, 2020, the Company amended the Company’s Plan to increase the maximum aggregate number of shares available for issuance under the Plan by 19,000,000 shares (the “Pool Increase”). The Pool Increase is conditional upon shareholder approval at the next annual meeting of shareholders.

On May 21, 2020, we established our Outside Director Compensation Policy to set forth guidelines for the compensation of our non-employee directors for their service on our Board of Directors.

Stock-based compensation

During the three and nine months ended September 30, 2020 the Company recognized stock-based compensation expense totaling $6.3 million and $24.1 million, respectively. No stock-based compensation was recognized during the three and nine months ended September 30, 2019.

Options

The Company provides stock-based compensation to employees, directors and consultants under the Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the three and nine months ended September 30, 2020, the Company granted 1,394,860 and 7,141,899 options to purchase shares of the Company’s common stock under the Plan, respectively. During the nine months ended September 30, 2020, 280,000 options to purchase shares of the Company’s commons stock were granted outside of the Plan. No options were granted during the nine months ended September 30, 2019.

The following was used in determining the fair value of stock options granted during the three months and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Dividend yield	-	-
Expected price volatility	45%	45% - 57%
Risk free interest rate	0.23% - 0.38%	0.23% - 0.58%
Expected term	5.3 - 6.1	5.3 - 6.1

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

Employees

A summary of activity under the Plan for the nine months ended September 30, 2020 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	16,667	$28.20	$-	7.3
Options assumed from Merger	8,051,098	$1.31
Granted	7,141,899	$8.79
Exercised	(226,740)	$1.43
Forfeited or expired	(389,008)	$0.83
Outstanding as of September 30, 2020	14,593,916	$4.99	$61,234	8.2

Options vested and exercisable as of September 30, 2020	6,081,567	$2.01	$42,736	6.9

The total fair value of stock options granted during the nine months ended September 30, 2020 was approximately $62.8 million. During the nine months ended September 30, 2020, 226,740 options were exercised with a weighted average fair value of approximately $0.3 million or $1.43 per share.

As of September 30, 2020, the unrecognized stock-based compensation expense related to unvested options was approximately $50.6 million to be recognized over a period of 3.1 years.

Market and Service Condition Based Options

During the nine months ended September 30, 2020, 3,078,297 options were granted that vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price (not included in table above).

Stock based compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions as of the grant date:

Dividend yield	—%
Expected volatility	76.0 – 88.1%
Risk free rate	0.24 – 0.30%
Derived service period	1.59 – 1.91

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

A summary of activity under the Plan for market and service based stock options for the nine months ended September 30, 2020 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	-	$-	$-	-
Granted	3,078,297	$9.69		6.8
Outstanding as of September 30, 2020	3,078,297	$9.69	$450	6.6

Options vested and exercisable as of September 30, 2020	-	$9.69	$-	6.6

Non-employees

During the three months ended March 31, 2020, in connection with the Mayweather Agreement, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. This option has a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date.

As part of the Merger, the Company also assumed 343,047 options granted to non-employees with a weighted average exercise price of $0.23 (included in table above). Stock-based compensation expense related to unvested non-employee options is immaterial as of September 30, 2020.

There were no options granted to non-employees in the three months ended June 30, 2020 and September 30, 2020.

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2020 are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	200,007	$13.31	$-	0.2
Issued	9,538,526	$6.62	$23,119	1.7
Expired	(200,000)	$-	$-	-
Outstanding as of September 30, 2020	9,538,533	$5.83	$32,670	2.6
Warrants exercisable as of September 30, 2020	9,538,533	$5.83	$32,670	2.6

On March 19, 2020, in connection with its Note Purchase Agreement (see Note 13), the Company issued the FB Loan Warrant, a warrant to purchase 3,269,231 shares of its common stock with a fair value of $15.6 million.

On April 1, 2020, the Company issued 142,118 common stock warrants in connection with a $1.1 million convertible note. The exercise price is $7.74 with a 5-year term. On September 29, 2020, the Company entered into an amendment related to the common stock warrants and issued an additional 217,357 warrants. Under the terms of the amendment the 359,475 common stock warrants will have an amended exercise price of $3.06 per share.

On April 23, 2020, the Company issued 55,172 warrants in connection with a $0.4 million convertible note. The exercise price is $9.00 with a 3-year term.

Between May 11, 2020 and June 8, 2020, the Company issued 3,735,922 warrants in connection with Purchase Agreements with Investors with an exercise price of $7.00 with a 1.5-year term.

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share.

Between August 20, 2020 and September 29, 2020, the Company issued 1,843,726 warrants in connection with Purchase Agreements with Investors with an exercise price of $9.25 with a 1.5-year term.

18.	Leases

On February 14, 2019, the Company entered into a lease for offices in Jupiter, Florida. The lease had an initial term of 18 months commencing March 1, 2019 until August 31, 2020 with a base annual rent of $89,000. The Company had an option to extend the lease for another year until August 31, 2021 for annual rent of $95,000 and a second option for an extension until August 31, 2022 for annual rent of $98,000. The Company recorded the lease obligations in accordance with ASC 842. As of August 31, 2020, the Company did not extend the lease term and the lease was terminated.

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

As part of the acquisition of fuboTV Pre-Merger on April 1, 2020, the Company recognized right of use assets and lease liabilities of $5.4 million for three operating leases. fuboTV Pre-Merger had entered into a lease agreement in April 2017 for approximately 10,000 square feet of office space in New York, NY. The lease commenced in April 2017 and the initial term of the lease is for a period of ten years with an option to renew for an additional five years. The renewal option is not considered in the remaining lease term as the Company is not reasonably certain that it will exercise such option. On January 30, 2018, the Company amended their lease agreement to add approximately 6,600 square feet of office space. The lease term commenced in February 2018 and is effective through March 2021.

In February 2020, fuboTV Pre-Merger entered into a sublease with Welltower, Inc. to lease approximately 6,300 square feet of office space in New York, NY. The lease commenced in March 2020 and is effective through July 30, 2021. The annual rent for the space is $455,000.

The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating leases
Operating lease cost	$312	$623
Variable lease cost	-	-
Operating lease expense	312	623
Short-term lease rent expense	-	-
Total rent expense	$312	$623

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating cash flows from operating leases	$305	$610
Right-of-use assets exchanged for operating lease liabilities	$5,373	$5,373

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020, future minimum payments for the operating leases are as follows:

Year Ended December 31, 2020	$305
Year Ended December 31, 2021	1,030
Year Ended December 31, 2022	778
Year Ended December 31, 2023	805
Year Ended December 31, 2024	805
Thereafter	2,111
Total	5,834
Less present value discount	(934)
Operating lease liabilities	$4,900

19.	Commitments and Contingencies

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

In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $0.5 million which remains on the balance sheet as a liability at September 30, 2020 and December 31, 2019. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

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

On September 4, 2020, the court entered an order dismissing with prejudice Mr. Meide’s claim for federal securities fraud. In its order, the court directed the clerk of court to enter judgment in favor of PEC and related defendants on Mr. Meide’s claim for federal securities fraud. The court also denied Mr. Meide’s attempt to file a third amended complaint or substitute plaintiffs in the action. The court dismissed without prejudice the remaining state law claims on the ground that the court declined to exercise supplemental jurisdiction over them. The state law claims may be reasserted in state court. The court also reserved jurisdiction to determine whether an award of sanctions against Mr. Meide is appropriate. The court has ordered the parties to mediation with respect to the issue of sanctions and, in the event that the mediation is unsuccessful, the court has indicated that it will set a deadline for the filing of any motions for an award of sanctions against Mr. Meide. The court-ordered mediation is set for December 10, 2020

fuboTV Inc.

Notes to Condensed Consolidated Financial Statements

On June 8, 2020, Andrew Kriss and Eric Lerner (the “Plaintiffs”) filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others (Index No. 605474/20). On November 12, 2020, Plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company intends to vigorously defend this litigation.

20.	Subsequent Events

On October 8, 2020, we sold 18,300,000 shares of our common stock in a public offering at $10.00 per share generating $170.2 million in proceeds, net of offering costs. On October 22, 2020, the investment bankers exercised their right to purchase an additional 1,406,708 shares of common stock at $10.00 per share generating an additional $13.1 million in proceeds, net of offering costs.

On September 30, 2020, following negotiations with Century Venture, SA, the Company agreed to repay the Loan related to its Credit Agreement in full (inclusive of any interest, fees and penalties). The Company paid $1.6 million on October 2, 2020, the Credit Agreement and related Loan were automatically terminated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2020, as amended on Form 10-K/A, filed with the SEC on August 11, 2020 for the year ended December 31, 2019.

The results of our operations for the three and nine months ended September 30, 2020 are not readily comparable against the results of our operations in the comparable prior year three and nine month period ended September 30, 2019 as a result of our acquisitions of fuboTV Pre-Merger and Facebank AG, and our acquisition of and then deconsolidation of Nexway AG and its subsidiaries.

Incorporation

fuboTV Inc. (“fuboTV” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. and as of May 1, 2020, the Company’s trading symbol was changed from “FBNK” to “FUBO.”

Unless the context otherwise requires, “fuboTV,” “we,” “us,” “our,” and the “Company” refers to fuboTV and its subsidiaries on a consolidated basis, and “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation, prior to the Merger, and “fuboTV Sub” refers to fuboTV Media Inc., a Delaware corporation, and the Company’s wholly-owned subsidiary following the Merger. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger and its subsidiaries prior to the closing of the Merger.

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

In accordance with the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the capital stock of fuboTV Pre-Merger was converted into the right to receive shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”). Each share of Series AA Preferred Stock is entitled to 0.8 votes per share and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Prior to our uplist to the NYSE, the Series AA Preferred Stock benefited from certain protective provisions that would require us to obtain the approval of a majority of the shares of outstanding Series AA Preferred Stock, voting as a separate class, before undertaking certain matters.

Prior to the Merger, the Company was, and after the Merger continues to be, in part, a character-based virtual entertainment business, and a developer of digital human likeness for celebrities, focused on applications in traditional entertainment, sports entertainment, live events, social networking, mixed reality (AR/VR) and artificial intelligence. As a result of the Merger, fuboTV Pre-Merger, a leading live TV streaming platform for sports, news, and entertainment, became a wholly-owned subsidiary of the Company.

In connection with the Merger, on March 11, 2020, the Company and HLEE Finance S.a r.l. (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided the Company with a $100.0 million revolving line of credit (the “Credit Facility”). The Credit Facility was secured by substantially all the assets of the Company. On July 8, 2020, the Company entered into a Termination and Release Agreement with HLEE Finance to terminate the Credit Agreement. The Company did not draw down on the Credit Agreement during its term.

On March 19, 2020, FaceBank Pre-Merger, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and FaceBank Pre-Merger, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10.1 million (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.7 million. In connection with the FB Loan, FaceBank Pre-Merger, fuboTV Pre-Merger and certain of their respective subsidiaries granted a lien on substantially all of their assets to secure the obligations under the Senior Notes. The Company made a $7.5 million payment on the Note Purchase Agreement on May 28, 2020 and paid the remaining balance of $2.6 million on July 3, 2020.

Prior to the Merger, fuboTV Pre-Merger and its subsidiaries were party to a Credit and Guaranty Agreement, dated as of April 6, 2018 (the “AMC Agreement”), with AMC Networks Ventures LLC as lender, administrative agent and collateral agent (“AMC Networks Ventures”). fuboTV Pre-Merger previously granted AMC Networks Ventures a lien on substantially all of its assets to secure its obligations thereunder. The AMC Agreement survived the Merger and, as of the Effective Time, there was $23.8 million outstanding under the AMC Agreement (excluding issuance costs). In connection with the Merger, the Company guaranteed the obligations of fuboTV Pre-Merger under the AMC Agreement on an unsecured basis. The liens of AMC Networks Ventures on the assets of fuboTV Pre-Merger are senior to the liens in favor of FB Loan and the Company securing the Senior Notes.

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

Our subscription-based services are offered to consumers who can sign-up for accounts at https://fubo.tv, through which we provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides, what we believe to be, a superior viewer experience, with a broad suite of unique features and personalization capabilities such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

Components of Results of Operations

Revenues, net

Subscription

Subscription revenues consist primarily of subscription plans sold through the Company’s website and third-party app stores.

Advertisements

Advertisement revenue consists primarily of fees charged to advertisers who want to display ads (‘impressions”) within the streamed content.

Software licenses, net

Software license revenue consists of revenue generated from the sale of software licenses at one of our former subsidiaries, Nexway eCommerce Solutions. As a result of the deconsolidation of Nexway AG, which was effective as of March 31, 2020, the Company no longer generates revenue from software licenses.

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

Other income (expense)

Other income (expense) primarily consists of issuance gains/losses and the change in fair value of financial instruments, interest expense and financing costs on our outstanding borrowings, unrealized gains/losses on equity method investments, and the loss recorded on the deconsolidation of a subsidiary.

Income tax benefit

The Company’s deferred tax liability and income tax benefit relates to our book and tax basis differences in identifiable intangible assets and the current tax impact of the amortization of finite-lived intangible assets. These intangible assets are not deductible for tax purposes and the deferred tax liability has been established for the amount of such temporary differences expected to reverse in periods where net operating loss carryforwards will not be available to offset the taxable income generated from these reversals.

Results of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues, net
Subscriptions	$53,433	$—	$92,945	$—
Advertisements	7,520	—	11,843	$—
Software licenses, net	—	5,834	7,295	$5,834
Other	249	—	586	—

Total Revenues	$61,202	$5,834	$112,669	$5,834

Operating expenses:
Subscriber related expenses	61,228	—	114,315	—
Broadcasting and transmission	9,778	—	19,270	—
Sales and marketing	22,269	93	33,526	417
Technology and development	10,727	5,222	20,277	5,222
General and administrative	8,270	2,171	42,130	3,688
Depreciation and amortization	14,413	5,273	34,050	15,589
Impairment of goodwill and intangible assets	236,681	-	236,681	-

Total operating expenses	363,366	12,759	500,249	24,916

Operating loss	(302,164)	(6,925)	(387,580)	(19,082)

Other income (expense):
Interest expense and financing costs, net	(2,203)	(1,094)	(18,109)	(1,994)
Interest income	-	482		482
Loss on deconsolidation of Nexway	—	—	(11,919)	—
Gain (loss) on extinguishment of debt	1,321	—	(9,827)	—
Loss on issuance of common stock and warrants	-	-	(13,507)	-
Change in fair value of warrant liability	4,543	—	9,143	—
Change in fair value of subsidiary warranty liability	—	831	3	4,432
Change in fair value of shares settled liability	—	—	(1,665)	—
Change in fair value of derivative liability	101	(1)	(426)	1,017
Change in fair value of Panda interests	—	—	(148)	—
Unrealized gain on equity method investment	—	—	2,614	—
Gain on sale of assets	7,631	—	7,631	—
Foreign currency exchange loss	-	-	(1,010)	-
Other income (expense)	583	(1,230)	147	(1,230)

Total other income (expense)	11,976	(1,012)	(37,073)	2,707

Loss before income taxes	(290,188)	(7,937)	(424,653)	(16,375)
Income tax benefit	(16,071)	(1,028)	(20,589)	(3,234)

Net loss	$(274,117)	$(6,909)	$(404,064)	$(13,141)

On September 19, 2019, the Company acquired Facebank AG, Nexway and on April 1,2020 fuboTV Pre-Merger. The results of our operations for the three and nine months ended September 30, 2020 include the results of operations of Facebank AG and Nexway and also include the effects of the deconsolidation of Nexway as of March 31, 2020 and the sale of Facebank AG in the three months ended September 30, 2020. The results of our operations for the three and nine months ended September 30, 2020 also include the results of operations of fuboTV post-Merger. Because of this, the results of operations for the three and nine months ended September 30, 2020 are not comparable to the results of operations for the three and nine months ended September 30, 2019.

Revenue, net

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we recognized revenues of $61.2 million, primarily related to $53.3 million of subscription revenue, $7.5 million of advertising revenue and $0.2 million in other revenue. These revenues were generated entirely by fuboTV post-Merger which Merger occurred on April 1, 2020, and there are no comparable results in the prior year.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recognized revenues of $112.7 million, primarily related to $92.9 million of subscription revenue, $11.8 million of advertising revenue and $0.6 million in other revenue in connection with the second quarter acquisition of fuboTV Pre-Merger. These revenues were generated entirely by the fuboTV business which we acquired through the Merger that closed on April 1, 2020, and there are no comparable results in the prior year. In addition, we generated $7.3 million related to the sale of software licenses from our acquisition of Facebank AG.

Subscriber related expenses

Three Months Ended September 30, 2020 and 2019

During the three and nine months ended September 30, 2020, we recognized subscriber related expenses of $61.2 million and 114.3 million, respectively due to affiliate distribution rights and other distribution costs in connection with the streaming revenue generated from the fuboTV business, which we acquired through the Merger that closed on April 1, 2020.

There were no subscriber related expenses recognized during the three and nine months ended September 30, 2019.

Broadcasting and transmission

Three Months Ended September 30, 2020 and 2019

During the three and nine months ended September 30, 2020, we recognized broadcasting and transmission expenses of $9.8 million and $19.3 million, respectively primarily related to transmissions of our services in connection with the streaming revenue generated from the fuboTV business, which we acquired through the Merger that closed on April 1, 2020.

There were no broadcasting and transmission expenses recognized during the three and nine months ended September 30, 2019.

Sales and marketing

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we recognized sales and marketing expenses of $22.3 million as compared to $0.1 million during the three months ended September 30, 2019. The increase in sales and marketing expenses were primarily related to marketing expenses incurred to acquire new customers to our streaming platform after the Merger on April 1, 2020.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recognized sales and marketing expenses of $33.5 million as compared to $0.4 million during the nine months ended September 30, 2019. The increase in sales and marketing expense is primarily related to marketing expenses incurred to acquire new customers to our streaming platform after the Merger on April 1, 2020. The remaining increase in sales and marketing expenses were related to the costs incurred to acquire new customers of Nexway resulting from our 2019 acquisitions of Facebank AG and Nexway.

Technology and development

Three and Nine Months Ended September 30, 2020 and 2019

During the three and nine months ended September 30, 2020, we recognized technology and development expenses of $10.7 million and $20.3 million in connection with the development of our streaming platform after the Merger on April 1, 2020.

Technology and development expenses incurred during the three and nine months ended September 30, 2019 relate entirely to the consolidation of Nexway.

General and Administrative

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, general and administrative expenses totaled $8.3 million, compared to $2.2 million for the three months ended September 30, 2019. The increase of $6.1 million was primarily related to $6.9 million of incremental general and administrative expenses as a result of the acquisition of fuboTV Pre-Merger offset by a $0.8 million reduction of expenses due to the deconsolidation of Nexway.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, general and administrative expenses totaled $42.1 million, compared to $3.7 million for the nine months ended September 30, 2019. The increase of $38.4 million was primarily related to $24.1 million of stock compensation expense, $9.6 million of incremental expenses as a result of the acquisition of fubo TV Pre-Merger and $6.2 million of professional services due to additional financing and acquisition activities, offset in part by a $0.8 million reduction of expenses due to the deconsolidation of Nexway.

Depreciation and amortization

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we recognized depreciation and amortization expenses of $14.4 million compared to $5.3 million during the three months ended September 30, 2019. The increase of $9.2 million is primarily related to $9.1 million of amortization expenses recognized on the intangible assets acquired as part of the Merger on April 1, 2020.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recognized depreciation and amortization expenses of $34 million compared to $15.6 million during the nine months ended September 30, 2019. The increase of $18.4 million is primarily related to $18.1 million of amortization expense recorded for the intangible assets acquired in connection with the Merger on April 1, 2020.

Impairment of intangible assets and goodwill

During the three months and nine months ended September 30, 2020, we recognized an impairment of Facebank Pre-Merger intangible assets and goodwill of $236.7 million.

Other Income (Expense)

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we recognized $12 million of other income (net), compared to $1 million of other expense (net) during the three months ended September 30, 2019. The increase of $13 million was primarily related to a $7.6 million gain on the sale of the Facebank AG and Nexway assets, $4.5 million related to the change in fair value of warrant liabilities and $1.3 million gain on the extinguishment of debt.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recognized $37.1 million of other expense (net), compared to $2.7 million of other income (net) during the nine months ended September 30, 2019. The increase of $39.8 million of other expense (net) was primarily related to $16.6 million of incremental net interest expense on our outstanding borrowings, $9.8 million loss on extinguishment of debt, a $11.9 million loss on the deconsolidation of Nexway, $13.5 million loss on issuance of common stock and warrants and $1.7 million change in fair value of change in shares settled liability. These expenses were partially offset by a $7.6 million gain on the sale of the Facebank AG and Nexway assets, $9.1 million gain related to the change in fair value of warrant liabilities and a $2.6 million unrealized gain on our equity method investment in Nexway. For the nine months ended September 30, 2019, we recognized $4.4 million of other income (net) related to a change in fair value of subsidiary warrant liability.

Income tax benefit

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we recognized an income tax benefit of $16.1 million, compared to $1.0 million during the three months ended September 30, 2019. The $15.1 million increase in income tax benefits was related primarily to the impairment of Facebank Pre-Merger intangible assets.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recognized an income tax benefit of $20.6 million, compared to $3.2 million during the nine months ended September 30, 2019. The $17.4 million increase was primarily related to the impairment of Facebank Pre-Merger intangible assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

We had cash and cash equivalents of $38.9 million, a working capital deficiency of $189.1 million and an accumulated deficit of $458.6 million at September 30, 2020. We incurred a $404.1 million net loss for the nine months ended September 30, 2020. While we expect to continue incurring losses in the foreseeable future, we successfully raised $183 million in October 2020, net of offering expenses, through a public offering of our common stock. The proceeds from this offering provide us with the necessary liquidity to continue to as a going concern for a period of at least one year from the date these financial statements are issued.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers, develop new technologies that can compete in a rapidly changing market with many competitors and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, we are continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. Given the daily evolution of the COVID-19 outbreak and the global response to curb its spread, COVID-19 may affect our results of operations, financial condition or liquidity.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	(72,450)	1,257
Net cash provided by used in investing activities	(1,349)	1,625
Net cash provided by financing activities	106,314	2,983
Net increase in cash and cash equivalents	32,515	5,865

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $72.5 million, which consisted of our net loss of $404.1 million, adjusted for non-cash movements of $305.1 million. The non-cash movements included $236.7 impairment of Facebank Pre-Merger intangible assets and goodwill, $34 million of depreciation and amortization expenses primarily related to intangible assets, $24.1 million of stock-based compensation, $13.5 million of loss on issuance of common stock and warrants, $12.3 million of amortization of debt discounts, $9.8 million loss on extinguishment of debt, $8.6 million loss on deconsolidation of Nexway, $1.7 million of change in fair value of shares settled liability and $1 million of loss on foreign currency exchange, partially offset by $20.6 million of deferred income tax benefit, $9.1 million of change in fair value of warrant liability, $7.6 million gain on the sale of assets and $2.6 million of unrealized gain on investments. Changes in operating assets and liabilities resulted in cash inflows of approximately $52.6 million, primarily due to a net increase in accounts payable, accrued expenses and other current liabilities of $32.9 million due to timing of payments, a net decrease in prepaid expenses and other current assets of $10.6 million and a net increase in deferred revenue of $6.6 million.

For the nine months ended September 30, 2019, net cash provided by operating activities was $1.3 million, which consisted of our net loss of $13.1 million, adjusted for non-cash movements of $7.5 million. The non-cash movements included $15.6 million of depreciation and amortization expenses primarily related to intangible assets, $0.5 million of amortization of debt discounts and $0.6 million of accrued interest expense related to our notes payable, partially offset by $4.4 million related to the change in fair value of subsidiary warrant liability, $3.2 million of deferred income tax benefits, $1 million of change in fair value of derivative liability and $0.6 million of other adjustments. Changes in operating assets and liabilities resulted in cash outflows of approximately $0.1 million, primarily consisted of increases in accounts receivable of $3.6 million offset by increases in accounts payable and accrued expenses of $3.4 million due to timing of payments.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $1.3 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger, $0.6 million cash paid as part of the disposition of Facebank AG and $0.1 million of capital expenditures, offset by $9.4 million of net cash acquired in the acquisition of fuboTV Pre-Merger.

For the nine months ended September 30, 2019, net cash provided by investing activities was $1.6 million, which primarily consisted of our $2.3 million acquisition of Facebank AG and Nexway, $0.7 million sale of profits interest in our investment in Panda Productions (HK) Limited (“Panda”), partially offset by a $1.1 million payment for our investment in Panda and $0.3 million for the purchase of intangible assets.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $106.3 million. The net cash provided is primarily related to $97.1 million of proceeds received from the sale of our common stock, $33.6 million of proceeds received in connection with short-term and long-term borrowings and $3.0 million of proceeds received from the issuance of convertible notes. These proceeds were partially offset by repayments of $11.6 million in connection with the Note Purchase Agreement, $8.4 million of notes payable, $3.9 million in connection with convertible notes, $2.5 million in connection with our loan with AMC Networks Ventures, LLC, and $0.9 million in connection with the redemption of Series D preferred stock.

For the nine months ended September 30, 2019, net cash provided by financing activities was $3.0 million. The net cash provided is primarily related to $2.9 million of proceeds received from the sale of our common stock and warrants, $0.5 million from the sale of preferred stock and $0.4 million of proceeds from related parties. These proceeds were partially offset by repayments of $0.5 million of our convertible notes and repayments of $0.3 million of our notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include, but are not limited to, fair value of stock-based awards, fair value of equity instruments, impairment of goodwill and intangible assets, allocating the fair value of purchase consideration issued in business acquisitions, and accounting for income taxes, including the valuation allowance on deferred tax assets.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Subscription revenue is recognized when we satisfy a performance obligation by transferring control of the promised services to the customers. Advertising revenue is recognized at a point in time when we satisfy a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the SEC on August 10, 2020, our disclosure controls and procedures were not effective.

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

On September 4, 2020, the court entered an order dismissing with prejudice Mr. Meide’s claim for federal securities fraud. In its order, the court directed the clerk of court to enter judgment in favor of PEC and related defendants on Mr. Meide’s claim for federal securities fraud. The court also denied Mr. Meide’s attempt to file a third amended complaint or substitute plaintiffs in the action. The court dismissed without prejudice the remaining state law claims on the ground that the court declined to exercise supplemental jurisdiction over them. The state law claims may be reasserted in state court. The court also reserved jurisdiction to determine whether an award of sanctions against Mr. Meide is appropriate. The court has ordered the parties to mediation with respect to the issue of sanctions and, in the event that the mediation is unsuccessful, the court has indicated that it will set a deadline for the filing of any motions for an award of sanctions against Mr. Meide. The court-ordered mediation is set for December 10, 2020.

Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al.

On June 8, 2020, Andrew Kriss and Eric Lerner (the “Plaintiffs”) filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants Company, Inc., PEC, John Textor and Frank Patterson, among others (Index No. 605474/20). On November 12, 2020, Plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company intends to vigorously defend this litigation.

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

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could lead investors to lose confidence in the accuracy and completeness of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of the financial statements of FaceBank Pre-Merger as of and for the fiscal year ended December 31, 2019, we and our independent registered public accounting firm identified several material weaknesses in FaceBank Pre-Merger’s internal control over financial reporting:

●	FaceBank Pre-Merger has failed to adequately invest in its accounting and reporting functions such that it is unable to timely record transactions, reconcile accounts and convert local GAAP produced information outside of the United States into U.S. GAAP-compliant information to timely prepare and adequately review financial statements in accordance with U.S. GAAP across the spectrum of entities within the consolidated group.

●	FaceBank Pre-Merger has not retained adequate financial and accounting personnel on a continuous basis, and such limited personnel are not involved when decisions are made by management, so they lack critical time and information in order to properly and timely report on the transactions and events.

●	FaceBank Pre-Merger management in the United States has failed to set up reporting functions and to manage the operations of majority-owned subsidiaries in Europe such that it is unable to timely produce the required accounting information for filing under its 1934 Act requirements.

●	FaceBank Pre-Merger at the parent level has not made the investment required to properly document and maintain an effective internal control system in compliance with the requirements of the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

●	FaceBank Pre-Merger has failed to timely test for impairment of intangible assets and goodwill at its acquisition subsidiaries.

●	FaceBank Pre-Merger failed to timely record revenue in the proper net form as agent and not principal by its subsidiary Nexway AG.

Since the Merger, the Company has taken steps to address the internal control deficiencies that contributed to the material weaknesses, including:

●	transitioning responsibility over the accounting function to the finance personnel of fuboTV Pre-Merger, including individuals with prior experience working for finance departments of public companies;

●	hiring additional experienced finance and accounting personnel with technical accounting experience, supplemented by third-party resources;

●	documenting and formally assessing our accounting and financial reporting policies and procedures, and implementing segregation of duties in key functions;

●	assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records timely;

●	improving the compilation processes, documentation and monitoring of our critical accounting estimates; and

●	implementing processes for creating an effective and timely close process.

The implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If we are unsuccessful in remediating the material weaknesses and otherwise establishing and maintaining an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially adversely affected. We can give no assurance that implementation of our plans will remediate these deficiencies in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and could cause us to fail to meet our reporting obligations. In addition, we could become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are not in compliance with the payment obligations of a significant number of our significant content agreements.

We are not in compliance with the payment obligations of a significant number of our significant content provider agreements as a result of our inability to make certain fee payments required pursuant to such agreements or our failure to make such payments on time. While we are currently working with our content partners and/or negotiating the terms of these agreements, if we are unsuccessful in renegotiating these agreements or receiving waivers of the due date of payments required thereunder, our partners could terminate these agreements and require us to make these fee payments in their entirety. Further, if our content partners terminate our agreements, we will also lose the right to include their content on our platform. Many of our content partners have an ability to terminate our agreements if we fail to maintain a certain content mix on our platform, so if certain content partners terminate our agreements due to our failure to make payments, we could also lose other content partners, which would likely further depress subscriber acquisition and retention and adversely affect our business, results of operations and financial condition.

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

To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term and fixed cost nature of certain of our commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of certain of our content commitments, we may not be able to adjust our content offering quickly and our results of operations may be adversely impacted.

TV streaming is highly competitive and many companies, including large technology and entertainment companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract or retain subscribers and our business will be harmed.

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

Companies such as AT&T, Comcast, Cablevision, Cox and Altice, along with vMVPDs, such as YouTube TV, Hulu Live and Sling TV offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Cablevision, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.

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

The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and employee concerns, we have altered certain aspects of our operations. Travel has been curtailed, and numerous professional and college sports leagues have cancelled or altered seasons and events. As a result, our broadcasting partners had and are having to substitute other content in the place of previously scheduled live sporting events. While professional sports are returning in the United States, there is no guarantee that those seasons continue uninterrupted or at all. The potential further delay or cancellation of professional and college sports may cause us to temporarily have less popular content available on our platform, which could negatively impact consumer demand for and subscription retention to our platform and our number of paid subscribers.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the actions of professional and college sports leagues; the availability and cost to access the capital markets; the effect on our subscribers and subscriber demand for and ability to pay for our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality. During the COVID-19 pandemic, we may not be able to provide the same level of customer service that our subscribers are used to, which could negatively impact their perception of our platform resulting in an increase in cancellations. There can be no assurance that financing may be available on attractive terms, if at all. Our workforce has had to spend a significant amount of time working from home, which may impact their productivity. Such limitations caused by the pandemic have also resulted in us seeking extensions for our current and periodic filings with the SEC. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, subscribers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our subscribers, or on our financial results.

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

We have experienced significant subscriber growth over the past several years. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with compelling content choices and effectively market our platform. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers. In addition, many of our subscribers re-join our platform or originate from word-of-mouth referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected. If consumers perceive a reduction in the value of our platform because, for example, we introduce new or adjust existing features, adjust pricing or platform offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers cancel their subscription for many reasons, including due to a perception that they do not use the platform sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscriptions both to replace cancelled subscriptions and to grow our business beyond our current subscription base. While we permit multiple subscribers within the same household to share a single account for non-commercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per subscriber) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these subscribers with new subscribers.

In connection with a transition to a new independent registered accounting firm, there is a risk that the new independent registered accounting firm might disagree with certain accounting positions which may result in a restatement of our previously issued financial statements.

We have recently engaged KPMG LLP, or KPMG, as our new independent registered accounting firm. In connection with KPMG’s audit of fiscal year 2020, KPMG will review our previously issued financial statements and, in the course of such review, may take positions contrary to those taken by us in consultation with our previous independent registered public accounting firms. If KPMG were to take such contrary positions, the impact of the divergent positions could result in us restating our previously issued financial statements. Any such restatement could adversely affect our reputation and business.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance regarding our future performance. Guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of this prospectus. Any failure to successfully implement our operating strategy or the occurrence of any of the risks or uncertainties set forth in this prospectus could result in actual results being different than the guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

We could be subject to claims or have liability based on defects with respect to certain historical corporate transactions that were not properly authorized or documented.

We have determined that there have been defects with respect to certain historical corporate transactions, including transactions that were not or may not have been properly approved by our board of directors, transactions that may have breached our organizational documents, or transactions that may not have been adequately documented.

While we have attempted to narrow potential future claims by taking certain remedial corporate actions, the scope of liability with respect to such defects is uncertain and we cannot be sure that these actions will entirely remediate these defects or that we will not receive claims in the future from other persons asserting rights to shares of our capital stock, to stock options, or to amounts owed under other equity or debt instruments or investment contracts. To the extent any such claims are successful, the claims could result in dilution to existing shareholders, payments by us to note holders or security holders, us having to comply with registration or other investor rights, which could have a material adverse effect on our business, financial condition and results of operations.

Our agreements with distribution partners contain parity obligations which limit our ability to pursue unique partnerships.

Our agreements with certain distribution partners contain obligations which require us to offer them the same technical features, content, pricing and packages that we make available to our other distribution partners and also require us to provide parity in the marketing of the availability of our application across our distribution partners. These parity obligations may limit our ability to pursue technological innovation or partnerships with individual distribution partners and may limit our capacity to negotiate favorable transactions with different partners or otherwise provide improved products and services. As our technical feature developments progress at varying speeds and at different times with different distribution partners, we currently offer some enhanced technical features on distribution platforms that we do not make available on other distribution platforms, which limits the quality and uniformity of our offering to all consumers across our distribution platforms. In addition, delays in technical developments across our distribution partners puts us at risk of breaching our parity obligations with such distribution platforms, which threatens the certainty of our agreements with distribution partners.

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

Certain of our subsidiaries are currently delinquent in filing annual tax returns with the Internal Revenue Service and several states.. We are in the process of working with our subsidiaries to remedy this issue by filing these delinquent tax returns. We may be subject to penalties and interest with the tax authorities because of the late tax returns. There can be no assurance that we will remedy our delinquent filings sufficiently, and we may face penalties and fees which would adversely affect our operating results and investors’ confidence in our internal operations.

We could be required to collect additional sales and other similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our subscriptions and adversely affect our operating results.

Sales and use, value-added, goods and services, and similar tax laws and rates are complicated and vary greatly by jurisdiction. There is significant uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et. al. (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to, We may be obligated to collect and remit sales tax in jurisdictions in which we have not previously collected and remitted sales tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.

We are subject to taxation-related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, value added and other similar taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. It is possible that our tax positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have not determined whether we have experienced ownership changes in the past, and therefore a portion of our net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. In the past, we have failed to prepare and disclose this information in a timely manner Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the exchange we are listed on, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

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

We expect to experience significant growth in the number of our employees and the scope of our operations. Prior to such expansion, as a result of previously maintaining a limited staff, we may later determine that certain related party transactions were not properly identified, reviewed and approved prior to us entering into them with such related parties.

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

Additionally, for certain of our recent Exchange Act filings, we have relied on an order (the “Order”) issued by the SEC pursuant to Section 36 of the Exchange Act (Release No. 34-88465), permitting filing extensions to certain public companies based on the COVID-19 pandemic. We relied upon this permissible extension in good faith after analyzing, among other things, the fact that our books and records were not easily accessible, which resulted in delays in preparation and completion of our financial statements, and that the various governmental mandatory closures of businesses have precluded our personnel, particularly our senior accounting staff, from obtaining access to our subsidiaries’ books and records necessary to prepare our financial statements. Following this analysis, we believe that we satisfied all eligibility criteria to take advantage of these extensions. If it is later determined that we were ineligible to rely upon the Order for such extensions, our filings could be deemed to be late, which could have a material adverse effect on our ability to raise capital, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. In addition, advertisers generally rely on third-party measurement services to calculate our metrics, and these third-party measurement services may not reflect our true audience. If advertisers, partners, or investors do not perceive our subscriber, geographic, or other demographic metrics to be accurate representations of our subscriber base, or if we discover material inaccuracies in our subscriber, geographic, or other demographic metrics, our reputation may be seriously harmed, and our business and operating results could be materially and adversely affected.

Non-compliance with the objective and subjective criteria for the Paycheck Protection Program loan could have a material adverse effect on our business.

On April 21, 2020, fuboTV Sub received a PPP Loan from JPMorgan Chase Bank, N.A., in the aggregate amount of $4,699,240, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated April 21, 2020 issued by fuboTV Sub, which matures on April 21, 2022, and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 21, 2020. The PPP Loan may be prepaid by fuboTV Sub at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020 The Company used the entire Loan amount for qualifying expenses under the current guidance as promulgated by the SBA. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On April 23, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP Loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. fuboTV Sub made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain “work-from-home” limitations. We also took into account our need for additional funding to continue operations, and our ability to currently access alternative forms of capital in the current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the PPP Loan of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan or determined that we did not comply with requirements after receiving the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As of September 30, 2020 we had $30.5 million of outstanding indebtedness (excluding indebtedness to Access Road Capital LLC and Century Ventures SA, which were repaid in October 2020), which included approximately $21.3 million of indebtedness of fuboTV Sub under its senior secured credit facility with AMC Networks Ventures LLC, or the AMC Facility, which is secured by a lien on substantially all of the assets of fuboTV Sub; the PPP Loan, with an aggregate principal amount outstanding of approximately $4.7 million and other notes outstanding with an aggregate principal of approximately $4.5 million

As a result of the previously described outstanding indebtedness, we have a substantially greater amount of debt than we had maintained in the past, which could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our business, financial condition and results of operations. For example:

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

Finally, we may be in noncompliance with the terms of certain of our other debt instruments. To the extent we are in noncompliance with the terms of such debt instruments, we may be required to make payments to the holders of such instruments, those holders may be entitled to the issuance of stock by us, and the holders of such stock may be entitled to registration or other investor rights.

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

TV streaming is a relatively new and rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband Internet service, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for subscribers relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. Subscribers, content publishers or advertisers may find TV streaming platforms to be less attractive than traditional TV, which would harm our business. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as TV, radio and print. The future growth of our business depends in part on the growth of TV streaming advertising, and on advertisers increasing spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of TV streaming advertising, then this market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

Historically, we have acquired certain intellectual property from third parties pursuant to asset purchase agreements or similar agreements in connection with corporate acquisitions and bankruptcy proceedings. We also generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. However, these agreements may not have been properly entered into on every occasion with the applicable counterparty, and such agreements may not always have been effective when entered into in granting ownership of, controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.

An inability to obtain music licenses could be costly and harm our business.

The Company relies on its content suppliers to secure the rights of public performance or communication to the public for musical works and sound recordings embodied in any programming provided to or through the Company’s platform. If our content suppliers have not secured public performance or communication to the public licenses on a through to the viewer basis, then the Company could have liability to copyright owners or their agents for such performances or communications. If our content suppliers are unable to secure such rights from copyright owners, then the Company may have to secure public performance and communication to the public licenses in its own name. The Company may not be able to obtain such licenses on favorable economic terms, and music licensors may assert that we have infringed their intellectual property rights in the absence of a license. The occurrence of any of the foregoing risks could harm our business.

If our technology, trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our technology and proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished.

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

We incorporate open source software in our platform. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/ or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell subscriptions to our platform. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our platform, to re-engineer our platform or to discontinue our platform in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

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

If we develop products and services related to sports betting, our business may become subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any adverse change in regulations or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

We anticipate our business expanding into sports betting, in which case it will become generally subject to laws and regulations in the jurisdictions in which we will conduct our business or in some circumstances, of those jurisdictions in which we offer our services or those are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may at such time have a material impact on our operations and financial results, or may prevent us from expanding into such businesses entirely. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. In addition, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

Our growth prospects may also depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, which is an initial area of focus, and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

As a result of the foregoing, future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the sports betting industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

Furthermore, there can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the sports betting industry (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination not to offer products or services in a jurisdiction or to cease doing so, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Our anticipated participation in the sports betting industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Participation in the sports, sports betting industry will expose our business to new risks that we have limited experience in handling. The nature and extent of such risks may be difficult to anticipate at this time, and therefore we may be relatively unprepared to manage these risks, or may obtain inadequate insurance to cover potential claims resulting from these risks.

Examples of these risks include:

●	There can be significant variation in gross win percentage event-by-event and day-by-day, and odds compilers and risk managers are capable of human error; thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks.

●	In some cases, the odds offered on a website constitute an obvious error, such as inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is commonplace virtually worldwide for operators to void bets associated with such palpable errors, and in most mature jurisdictions these bets can be voided without regulatory approval at operator discretion, but in the U.S., it is unclear long term if state-by-state regulators will consistently approve voids or re-setting odds to correct odds on such bets, and in some cases, we may require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

●	We may need to rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Any of the foregoing risks, or other risks we fail to anticipate as we expand our business into the sports betting industry, could expose us to significant liability or have a material adverse effect on our business, financial condition and results of operations.

We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our subscribers and other individuals. The regulatory environment for the collection and use of data relating to individuals, including subscriber and other consumer data, by online service providers, content distributors, advertisers and publishers is unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate compliance with such standards by content publishers, advertisers, or others. For example, the California Consumer Privacy Act, or CCPA, became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers new abilities to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. The CPRA significantly modifies the CCPA. The CCPA and CPRA may increase our compliance costs and exposure to liability. Other U.S. states are considering adopting similar laws.

Our use of data to deliver relevant advertising on our platform places us and our content publishers at risk for claims under a number of other unsettled laws, including the Video Privacy Protection Act, or VPPA. Some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also revised its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and could effectively apply to limit the information that we or our content publishers and advertisers collect and use through certain content publishers, the content of advertisements and in relation to certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards relating to privacy, data protection, and information security.

Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including the GDPR, after which the GDPR will be converted into UK law. Beginning in 2021, the UK will be a “third country” under the GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and the privacy laws of applicable EU Member States and the United Kingdom in connection with any measures we take to comply with them.

Although certain legal mechanisms have been designed to allow for the transfer of personal data from the UK, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. To the extent that we were to rely on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EU. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

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

Complying with the GDPR, CCPA, CPRA and other laws, regulations, and other obligations relating to privacy, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations.

Furthermore, the interpretation and application of laws, regulations, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, and these laws, standards, and contractual and other obligations (including, without limitation, the Payment Card Industry Data Security Standard) may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management and processing practices, our policies or procedures, or the features of our platform. We may face claims or allegations that we are in violation of these laws, regulations, standards, or contractual or other obligations. We could be required to fundamentally change our business activities and practices or modify our platform or practices to address laws, regulations, or other obligations relating to privacy, data protection, or information security, or claims or allegations that we have failed to comply with any of the foregoing, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited.

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

Any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or security-related contractual terms with content publishers, card associations, advertisers, or others, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us, regulatory investigations and proceedings, and claims, litigation, and other liability involving governmental entities and private parties, damage to our reputation, and inhibit use of our platform by advertisers and sales of subscriptions to our platform, all of which could harm our business, reputation, financial condition, and results of operations.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet, which may include laws and regulations related to user privacy, data protection, information security, consumer protection, payment processing, taxation, intellectual property, electronic contracts, Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as privacy, payment processing, taxation and consumer protection related to the Internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber generated content, including or defamatory content. Specifically, Section 230 of the Communications Decency Act (CDA) provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. Immunity under the CDA has been well-established through case law. On a regular basis, however, challenges to both laws seek to limit immunity. For example, a recent executive order and a letter from several senators to the Federal Communications Commission (FCC) have renewed calls for the protections of Section 230 to be scaled back. Any such changes could affect our ability to claim protection under the CDA. Moreover, as Internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. Other states have enacted similar laws in recent years. As a result, a wave of consumer class action lawsuits has been brought against companies that offer online products and services on a subscription or recurring basis, and we have received a letter alleging that we may have violated such a law. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results.

As we improve our TV streaming platform, we may also be subject to new laws and regulations specific to such technologies.

We are subject to payment processing risk.

Acceptance and processing of payments are subject to certain rules and regulations, including additional authentication and security requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in the operations or security of our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted.

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

Our ability to provide our subscribers with content they can watch depends on content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary, and we may be operating outside the terms of some of our current licenses. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our subscribers may be adversely affected and/or our costs could increase. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase.

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

These complex restrictions and requirements impose a significant compliance burden which is costly and challenging to maintain. A failure to maintain these obligations places us at risk of breaching our agreements with content providers, which could lead to loss of content and damages claims, which would have a negative impact on our products and service and our financial position.

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

We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our subscribers and their various consumer electronic devices. For example, as part of the content delivery systems, we use third-party content delivery networks (“CDNs”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our subscribers could be adversely impacted and our business and results of operation could be adversely affected. Likewise, our system for predicting subscriber content preferences is based on advanced data analytics systems and our proprietary algorithms. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our ability to predict subscriber content preferences depends in part on our ability to gather and effectively analyze large amounts of subscriber data. Our ability to predict content that our subscribers enjoy is critical to the perceived value of our platform among subscribers and failure to make accurate predictions could materially adversely affect our ability to adequately attract and retain subscribers and sell advertising to meet investor expectations for growth or to generate revenue. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing subscribers and add new subscribers may be impaired. Any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, employees who are inattentive or careless and cause security vulnerabilities, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription to existing and potential subscribers.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other data, content, confidential information, trade secrets or intellectual property. Additionally, outside parties may attempt to induce employees or subscribers to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.

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

Our business could be adversely affected if a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than fuboTV, and while these entities should be responsible for the devices’ performance, the connection between these devices and fuboTV may nonetheless result in consumer dissatisfaction toward fuboTV and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices, or may lead us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our subscribers’ use and enjoyment could be negatively impacted.

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

We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.

Each of Google Cloud Platform, or GCP, and Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on GCP with some key components running on AWS. Given this, along with the fact that we cannot easily switch what is specifically running now on GCP and/or AWS to another cloud provider, any disruption of or interference with our use of GCP and/or AWS would impact our operations and our business would be adversely impacted. While Google (through YouTube TV) and, to a lesser extent, Amazon (through Amazon Prime) compete competes with us, we do not believe that Google or Amazon will use GCP or AWS in such a manner as to gain competitive advantage against our service, although if either Google or Amazon were to do so it could harm our business.

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

Companies that promote our service may decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, if they decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, we may no longer have access to their marketing channels. We also acquire a number of subscribers who re-join our service having previously canceled their subscription. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscription levels and marketing expenses may be adversely affected.

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

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. We may pursue acquisitions of entities that are not profitable and have significant liabilities. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully, our business could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all of the unregistered securities that the Company has sold from July 1, 2020 to September 30, 2020.

Issuance of Stock, Convertible Notes and Warrants for Financing Purposes

●	Between August 21, 2020 and September 29, 2020, the Company entered into securities purchase agreements (the “August Agreements”) with several investors. Pursuant to the August Agreements, the Company issued (i) an aggregate of 5,212,753 shares of common stock at a purchase price of $9.25 per share and (ii) warrants to purchase up to 25% of the number of shares of common stock sold to such investors, up to an aggregate of 1,303,186 shares of common stock, at an exercise price of $9.25 per share, for aggregate proceeds of $48,217,965.25.

●	On July 2, 2020, the Company entered into a Purchase Agreement with Credit Suisse Capital LLC, pursuant to which the Company sold 2,162,163 shares of the Company’s common stock at a purchase price of $9.25 per share for an aggregate purchase price of $20,000,007.75. On September 29, 2020, the Company issued to Credit Suisse Capital LLC a warrant to purchase 540,000 shares of common stock at an exercise price of $9.25 per share.

●

Between January 1, 2020 and October 30, 2020, the Company issued convertible notes with a principal balance of approximately $3.05 million. In connection with such convertible notes, the Company issued (i) 62,500 shares of its common stock, (ii) a warrant to purchase an aggregate of 55,172 shares of its common stock at an initial exercise price of $9.00 per share, and (iii) a warrant to purchase 142,118 shares of common stock (which, as of September 30, 2020, was amended to cover 359,475 shares) at an initial exercise price of $7.74 per share (which, as of September 30, 2020, was amended to $3.06 per share). As of September 30, 2020, we are in negotiations with the holder of the warrant covering 55,172 shares of common stock that may result in the reduction of the exercise price of such holder’s outstanding warrant and a corresponding increase in the number of shares subject to the warrant. Any such increase in the number of shares subject to the warrant would equal no more than 1% of our fully-diluted shares following the offering.

Issuance of Stock for Business Acquisitions

●	Issuance of Unregistered Common Stock for Acquisition of PEC.

○

Between August 2018 and October 30, 2020, pursuant to the Evolution Share Exchange Agreement (as described below) and related agreements, the Company has issued an aggregate of 5,980,217 shares of its common stock in exchange for 77,321,381 shares of PEC, its majority-owned subsidiary as follows: (i) between January 1, 2020 and October 30, 2020, the Company has issued 2,753,819 shares of its common stock in exchange for 40,063,435 shares of its subsidiary PEC; (ii) during the year ended December 31, 2019, the Company issued 2,503,333 shares of its common stock in exchange for 19,756,548 shares of PEC; and (iii) during the year ended December 31, 2019, the Company issued 983,114 shares of its common stock in exchange for 21,057,249 shares of PECs.

Issuance of Common Stock and Options for Services Provided

●	Issuance to Service Providers.

○

Between January 1, 2020 and October 30, 2020, the Company issued (i) to various service providers, 371,000 shares of its common stock in connection with consulting agreements for the provision of services, (ii) to three individual consultants, an aggregate of 500,000 as bonus compensation, and (iii) for the provision of financial advisory services, 55,000 shares of common stock and a warrant to purchase 275,000 shares of common stock with an initial exercise price of $5.00 per share

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company believes the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2

3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	July 6, 2020	3.1(n)
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	July 6, 2020	3.1(o)
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	July 6, 2020	3.1(p)
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	July 6, 2020	3.1(q)
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	July 6, 2020	3.1(r)
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	July 6, 2020	3.1(s)
3.1(t)	Articles of Amendment to Articles of Incorporation dated July 2, 2020.	8-K	August 13, 2020	3.1
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	October 30, 2020	3.1(u)
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
3.2(d)	Amendment to the Bylaws of the Company dated September 13, 2020		September 15, 2020	3.2(d)
10.1†	2014 Incentive Stock Plan	10-K	April 16, 2014	4.1
10.2†	fuboTV Inc. 2015 Equity Incentive Plan.	10-Q	July 6, 2020	10.2
10.3†	Form of Stock Option Agreement under fuboTV Inc. 2015 Equity Incentive Plan.	10-Q	July 6, 2020	10.3
10.4†	fuboTV Inc. 2020 Equity Incentive Plan, as amended.	10-Q	July 6, 2020	10.4
10.5†	Form of Stock Option Agreement under FaceBank Group, Inc. 2020 Equity Incentive Plan.	10-Q	July 6, 2020	10.5

10.6†	Letter Agreement by and between FaceBank Group, Inc. and Edgar Bronfman Jr., dated as of April 29, 2020.	8-K	May 5, 2020.	10.1
10.7†	Employment Agreement dated as of May 30, 2020 by and between FaceBank Group, Inc. and Simone Nardi.	8-K	June 12, 2020	10.1
10.8†	Employment Agreement by and between Recall Studios, Inc and John Textor, dated as of August 8, 2018	10-Q	August 15, 2018	10.2
10.9†	Employment Agreement by and between the Company and Jordan Fiksenbaum dated as of February 1, 2019	8-K	February 7, 2019	10.1
10.10†	Separation and Settlement Agreement and Release by and between the Company and Alexander Bafer dated as of August 1, 2020	S-1/A	October 1, 2020	10.49
10.11†	Employment Agreement by and between the David Gandler and the Company dated as of October 8, 2020	8-K	October 14, 2020	10.1
10.12	Third Amendment to Note Purchase Agreement dated as of July 1, 2020 by and among Facebank Group, Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management, LLC, as Borrower, and FB Loan Series I, LLC, as Purchaser.	10-Q	July 6, 2020	10.25
10.13	Fourth Amendment to Note Purchase Agreement dated as August 3, 2020 by and among Facebank Group, Inc, Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management LLC as Borrower and FB Loan Series I, LLC as Purchaser	8-K	August 7, 2020	10.1
10.14	Waiver and Fifth Amendment to Note Purchase Agreement and First Amendment to Warrant by and among fuboTV Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Media Inc and Sports Rights Management LLC as Borrower and FB Loan I Series, LLC as Purchaser dated as of September 30, 2020	S-1/A	October 1, 2020	10.50
10.15°	Lease, dated August 24, 2016, by and between fuboTV Inc. and RXR 1330 Owner LLC.	10-Q	July 6, 2020	10.26
10.16	First Amendment to Lease, dated January 22, 2018, by and between fuboTV Inc. and RXR 1330 Owner LLC.	10-Q	July 6, 2020	10.27
10.17°	Sublease, dated February 20, 2020, by and between fuboTV Inc. and Welltower, Inc.	10-Q	July 6, 2020	10.28
10.18	Form of Purchase Agreement, by and between the Company and the Purchaser.	10-Q	July 6, 2020	10.31
10.19	Form of Securities Purchase Agreement by and between the Company and the Purchaser	S-1/A	September 15, 2020	10.48
10.20†	FaceBank Group, Inc. Outside Director Compensation Policy.	10-Q	July 6, 2020	10.40
10.21†	Form of Indemnification Agreement by and between Facebank Group, Inc. and its directors and officers	8-K	April 7. 2020	10.2
10.22	Credit Agreement dated as of July 16, 2020 by and among the registrant, fuboTV Inc. , and Access Road Capital, LLC	8-K	July 23, 2020	10.1
10.23	Note, dated July 16, 2020 issued by the registrant and fuboTV Inc in favor of Access Road Capital LLC	8-K	July 23, 2020	10.2
10.24	Collateral Agreement dated as of July 1, 2020 by and among the registrant, fuboTV Inc and Access Road Capital LLC	8-K	July 23, 2020	10.3
10.25	Patent Security Agreement dated as of July 16, 2020 between fuboTV Inc, the registrant and Access Road Capital LLC	8-K	July 23, 2020	10.4
10.26	Trademark Security Agreement dated as of July 16, 2020 between fuboTV Inc, Recall Studios, Inc. fuboTV Spain SL and Access Road Capital	8-K	July 23, 2020	10.5
10.27	Copyright Security Agreement dated as of July 16, 2020 between fuboTV Inc, the registrant and Access Road Capital LLC	8-K	July 23, 2020	10.6
10.28	Share Purchase Agreement dated as of July 10, 2020 by and among the registrant, C2A2 Corp. AG Ltd. and Aston Fallen	8-K	July 14, 2020	10.1
10.29	Termination and Release Agreement dated as July 8, 2020 by and between HLEE Finance S.a.r.l and the registrant	8-K	July 14, 2020	10.2
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

† Management contract or compensatory plan or arrangement.

° Redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: November 16, 2020	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: November 16, 2020	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer)

