Form 10-K
period 2020-12-31
fuboTV Inc. /FL
filed 2021-03-25
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-39590

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $404,405,971.

The number of shares outstanding of the registrant’s common stock as of March 23, 2021, was 140,160,575 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2021 annual meeting of shareholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K, as noted herein.

.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries, including fuboTV Media Inc., a Delaware corporation formerly known as fuboTV Inc. (“fuboTV Sub”).

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	market conditions and global economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic on our business and results of operations, on live sports and entertainment, and on the global economic environment;

●	our ability to access debt and equity financing;

●	our efforts to maintain proper and effective internal controls;

●	factors relating to our business, operations and financial performance, including:

○	our ability to effectively compete in the live TV streaming and entertainment industries;

○	our ability to successfully integrate new operations, including the ability to implement our wagering strategy;

○	our ability to maintain and expand our content offerings;

○	our ability to expand into the sports wagering market;

○	our ability to recognize deferred tax assets and tax loss carryforwards;

●	the impact of management changes and organizational restructuring;

●	changes in applicable laws or regulations;

●	our ability to operate a sportsbook and other gaming-related products and services, including, without limitation, our ability to gain state market access and to obtain and maintain required state regulatory approvals;

●	litigation and our ability to adequately protect our intellectual property rights;

●	our success in retaining or recruiting officers, key employees or directors; and

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part 1 Item 1A titled “Risk Factors.” These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

Item 1. Business

On April 1, 2020, fuboTV Inc. (formerly known as FaceBank Group, Inc.) acquired fuboTV Media Inc. (formerly known as fuboTV Inc.), which we refer to as the “Merger.” Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to the combined company post-Merger – fuboTV Inc., or fuboTV, and its subsidiaries, including fuboTV Sub. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger, and “fuboTV Pre-Merger” refers to fuboTV Media Inc. (“fuboTV Sub”) and its subsidiaries prior to the Merger.

Overview

We are a sports-first, live TV streaming company, offering subscribers access to tens of thousands of live sporting events annually as well as leading news and entertainment content. Our platform, fuboTV, allows customers to access content through streaming devices and on SmartTVs, mobile phones, tablets, and computers.

Live TV streaming has disrupted the traditional pay TV model (linear video received through cable or satellite providers for a paid subscription), which we refer to as “Pay TV”. This disruption has shifted billions of dollars in subscription and advertising revenue to streaming platforms. The number of cable TV cord-cutting households (those that terminate their cable or satellite subscription) and cable TV cord-never households (those that have never subscribed to traditional cable or satellite) continues to accelerate in the United States, as cable and satellite subscribers increasingly favor the streaming experience. As consumers continue to spend more time streaming content, we also believe that advertisers will allocate more dollars away from traditional linear TV advertising spend and towards streaming services. Yet, despite being a growing share of TV consumption, streaming is still in the early stages of adoption. We believe this creates a significant opportunity for us to capitalize on the cord-cutting movement.

We offer subscribers a live TV streaming service with the option to purchase incremental features available for purchase that include additional content or enhanced functionality (“Attachments”) best suited to their preferences. Our base plan includes a broad mix of channels, including top 50 Nielsen-ranked networks, across sports, news, and entertainment. In the summer of 2020, we enhanced our sports-centric offering with the addition of ESPN and ABC as well as other top programming from Disney. At the core of our offering are our proprietary technology platform, purpose-built for live TV and sports viewership, and our first-party data. Our proprietary technology stack has enabled us to regularly offer new features and functionality. Unlike other popular Video-on-Demand-only (VOD) streaming services, live TV streaming requires sophisticated infrastructure and technology, given the nuances associated with an offering of live programming that refreshes regularly. Today, our proprietary video delivery platform supports all major sports leagues and entertainment content owner delivery requirements. We offer multi-view on Apple TV, which enables subscribers to watch four live streams simultaneously. Our technology enables us to meet blackout and geographical rights requirements with zip-code-level fidelity and deliver conforming streams on a per-user, per-device basis, protected by industry-standard Digital Rights Management (“DRM”) technology. We leverage our data throughout our organization to make data driven decisions on what content we acquire for our subscribers to influence product design and strategy, to drive subscriber engagement, and to enhance the capabilities and performance of our advertising platform for our advertising partners.

As a result of our direct-to-consumer model, we gain further insight into customer behavior from the billions of data points captured by our platform each month. This data drives our continued innovation and is at the core of our enhanced user experience, product and content strategy, and advertising differentiation. The data also enables us to provide users with real-time personalized discovery of live and on-demand programming and to surface relevant content for our users.

Our growth strategy is to acquire subscribers who are attracted to our sports offering and can find with us a compelling sport, news, and entertainment viewing alternative to a traditional Pay TV service. We actively engage those subscribers by providing a seamless Pay TV replacement through a personalized easy-to-use streaming product at a significantly lower cost than traditional Pay TV providers. We then monetize our audience through subscription fees and our digital advertising offering. In 2020, the majority of our revenue was generated from monthly subscriptions.

We are investing to accelerate expansion into the sports wagering space, which we believe will be a complementary revenue stream to our current business model. We recently announced our intent to expand into wagering and our subsequent acquisition of Camo Holdings Inc. d/b/a Balto (“Balto”) and acquisition of Vigtory, Inc. (“Vigtory”). We plan to leverage Balto’s contest automation software to launch a free to play game offering. With the Vigtory acquisition, we expect to add Vigtory’s sportsbook technology and pipeline of market access agreements to our business. Our intended online wagering strategy includes the planned roll-out of free to play gaming in the third quarter of 2021, the launch of a sportsbook application by the end of 2021 and ultimately the integration of wagering with our live TV streaming platform. By expanding into free to play gaming, we believe we can build further scale and drive additional subscribers.

Industry Overview

Streaming services have experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. Traditional live TV accounts for the majority of TV viewing hours for U.S. households, however, the proportion is declining as customers continue cutting the cord. We believe consumers are increasingly favoring the superior customer experience, lower cost, and better value of streaming services.

Sports and news content have been a key driver for pay TV operators to retain and grow audiences. Most streaming subscription services have primarily focused on entertainment content offerings, requiring sports fans to, until recently, remain tethered to the pay TV ecosystem. This positions our offering well to provide a pay TV replacement service via streaming that also features an enhanced live sports and news viewing experience.

Our Business Model

Our business model is “come for the sports, stay for the entertainment.” This consists of leveraging sporting events to acquire subscribers at lower acquisition costs, given the built-in demand for sports. We then leverage our technology and data to drive higher engagement and induce retentive behaviors such as favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine. Next, we look to monetize our growing base of highly engaged subscribers by driving higher average revenue per user (“ARPU”).

We believe our expected expansion into wagering and interactivity is core to this model. We believe free-to-play predictive games enhance the sports streaming experience - while also providing a bridge between video and our contemplated sportsbook. We expect the integration of gaming with our expansive live sports coverage will create a flywheel that lifts engagement and retention, expands advertising revenue through increased viewership, and creates additional opportunities for Attachment sales.

We drive our business model with three core strategies:

●	Grow our paid subscriber base
●	Optimize engagement and retention
●	Increase monetization

Our Offerings

Our offerings address the needs of the parties in the TV streaming ecosystem.

Subscribers

We offer consumers a live TV streaming platform for sports, news, and entertainment. We provide basic plans with the flexibility for consumers to purchase the Attachments best suited for them. Our base plan, fubo Standard, includes approximately 100+ channels, including many of the top Nielsen-rated networks, dozens of channels with sports, double digit news channels, and some popular entertainment channels. Subscribers have the option to add premium channels and additional channel packages, as well as upgrade Attachments such as more DVR storage with Cloud DVR Plus and additional simultaneous streams with Family Share.

Advertisers

As cord cutting continues and traditional Pay TV viewers decline, advertisers are increasingly allocating their ad budgets to Over-the-Top (“OTT”) platforms to reach these audiences. fuboTV’s sports-first live TV platform offers advertisers a growing and increasingly valuable live audience and provides un-skippable ad inventory on high quality content. Advertisers also benefit from combining traditional TV advertising formats with the advantages of digital advertising including measurability, relevancy, and interactivity.

Content Providers

Our TV streaming platform creates the opportunity for content providers to monetize and distribute their content to our highly engaged audience. In doing so, content providers are expanding their audiences, which have shrunk on traditional TV because of ongoing cord-cutting. By aggregating a broad variety of content to deliver a comprehensive offering on our platform, we believe fuboTV is able to provide greater engagement and value to subscribers than content providers would otherwise be able to deliver independently. Furthermore, our data-driven platform enables us to capture valuable insights on consumer behavior and preferences, which are increasingly valuable to our content providers.

Seasonality

We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, specifically the NFL, which has a shorter partial-year season. In addition, we typically see average subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year.

Our Growth Strategy

We believe that we are at the early stages of our growth and that we are at an inflection point in the TV industry where streaming has begun to surpass traditional linear Pay TV in several key areas, including content choice, ease of access and use across devices, and cost savings to consumers. We have identified potential growth opportunities, both in current markets and adjacent markets, that we believe may provide additional upside to our business model. The key elements to our growth strategy include:

●	Continue to grow our subscriber base: At the end of 2020, fuboTV had 547,880 paid subscriber, up from approximately 316,000 at the end of 2019. Our Sales and Marketing expenses relative to total revenues was approximately 25% in 2020 and we believe there is significant opportunity to accelerate subscriber acquisition by increasing our marketing expenditures on an absolute dollar basis. We will continue to utilize and analyze the data we have collected to help us become more efficient with our marketing campaigns relative to spend.

●	Upsell and Retain Existing Subscribers: By improving our Attachment offerings, we have been able to steadily increase the quantity of Attachments sold within our subscriber base while continuing to improve our overall retention rates. By piggybacking on to our existing offerings and not meaningfully increasing our cost basis while increasing revenues, Attachments increase our margins. Through each Attachment, we provide incremental value to our paying subscribers and are able to capitalize on the incremental dollars earned through our ability to upsell. We have consistently upgraded our Attachment offerings, as well as optimized our merchandising and bundling of these offerings, and as a result have more than doubled the attach rate of our subscribers.

●	Grow Advertising Inventory: Improvements to our content offering, UI / navigational elements and content merchandising / targeting capabilities, combined with evolutions in customer behavior and growth in our subscriber base, have driven growth of our viewership over time. We are increasingly monetizing this engagement through advertising on the fuboTV platform. We intend to continue leveraging our data and analytics to deliver relevant advertising while improving the ability of our advertisers to optimize and measure the results of their campaigns. We also plan to continue to expand our direct sales teams to increase the number of advertisers who leverage our platform and continue improving our fill-rates and Cost Per Thousands (“CPMs”).

●

Continue to Enhance Our Content Portfolio: Because we have the direct-to-consumer relationship and have the ability to analyze all the content that our subscribers consume, we believe we can continue to drive better subscriber experiences. We plan to continue to optimize our content mix to best suit our subscribers’ interests by leveraging our deep understanding of our subscribers through the data captured on the platform.

●	Continue to invest in our technology and data capabilities: We believe that our technology platform, coupled with our content offering, differentiates us, and we will continue to invest in both to drive the subscriber experience. We plan to continue to enhance our product for sports viewers by increasing the number of 4K streams and enhancing the image quality of fast-paced games. We have also rolled out personalization capabilities for our subscribers, including Favorites List and User Profiles, which allow us to enhance our recommendation technology, thereby potentially increasing subscriber engagement and satisfaction.

●	Enter Adjacent Markets, Including Wagering: fuboTV, through our collaborations with premier programmers, content providers and advertisers, is very closely aligned with several adjacent markets. For example, our current sports-first platform lends itself to entering into the sports wagering market. This is a market that fuboTV is well-positioned to enter given our unique live sport streaming offering, our deep knowledge of sports marketing and underlying technology platform.

●	Expand Internationally: With more than 3.5 billion soccer fans worldwide, in addition to all other sports fans and TV viewers, we believe there remains a significant opportunity to expand internationally.

Intellectual Property

Our intellectual property is an essential element of our business. We rely on a combination of patent, trademark, copyright and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property rights. We also license certain third-party technology for use in conjunction with our products.

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

Patents and Patent Applications

As of December 31, 2020, we had four issued U.S. patents, three non-provisional U.S. patent applications, one U.S. design patent application, 18 granted international design registrations in three international design patents, two granted international patents, five international patent applications, and one international Patent Cooperation Treaty patent application pending. The issued patents expire in 2038, and the international design registrations have expiration dates ranging from 2035 to 2045. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

Trademarks

We also rely on several registered and unregistered trademarks to protect our brand. As of December 31, 2020, we had three trademarks registered globally. “fuboTV” is a registered trademark in the United States and the European Union.

Competition

The TV streaming market continues to grow and evolve as more viewers shift from traditional Pay TV to streaming. There is significant competition in the TV market for users, advertisers, and broadcasters. We principally compete with Pay TV operators, such as AT&T, Comcast, Cox and Altice, along with other multichannel video programming distributors (“vMVPDs”), such as YouTube TV, Hulu Live and Sling TV. While the presence of these competitors in the market has helped to boost consumer awareness of TV streaming, contributing to the growth of the overall market, their resources and brand recognition present substantial competitive challenges.

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

We also face competition for advertisers, which in part depends on our ability to acquire and retain users. Providing a large and engaged audience is crucial for advertisers on our live TV streaming platform. In the TV streaming market, the effectiveness of advertisements and return on investments play a pivotal role. As such, we are also competing for advertisers based on the return of ads compared to various other digital advertising platforms, including mobile and web. Additionally, advertisers continue to allocate a large portion of spend to advertise offline. Therefore, we also compete with traditional media platforms such as traditional linear TV and radio. We are increasingly leveraging our data and analytics capabilities to optimize advertisements for both users and advertisers. We need to continue to maintain an appropriate advertising inventory for the growing demand for ads on our platform.

Furthermore, we compete to attract and retain broadcasters. Our ability to license content from broadcasters is dependent on the scale of our user base as well as license terms.

Employees

As of December 31, 2020, we had 220 employees, all of whom were located in North America. We consider our relationship with our employees to be good. None of our domestic employees is represented by a labor union or covered by a collective bargaining agreement.

Impact of COVID-19

The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout 2020. We took precautionary measures to protect the health and safety of our employees and slow down the spread of the virus by transitioning our workforce to remote working as we closed our offices.

The global spread of COVID-19 and the various attempts to contain it created significant volatility, uncertainty and economic disruption in 2020. The impact of the COVID-19 pandemic on our operations began towards the end of the first quarter of 2020, impacting advertising markets and the availability of live sport events, as numerous professional and college sports leagues cancelled or altered seasons and events.

During 2020, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2020 we have experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic, there can be no assurance that these positive trends will continue during 2021 and beyond.

Merger with fuboTV

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Sub, whereby fuboTV Sub continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Sub (the “Merger Agreement”). Following the Merger, we changed our name from “FaceBank Group, Inc.” to “fuboTV Inc.,” and we changed the name of fuboTV Sub to “fuboTV Media, Inc.” The combined company operates under the name “fuboTV,” and our trading symbol is “FUBO.”

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, all of the capital stock of fuboTV Sub was converted into the right to receive shares of our newly-created class of Series AA convertible preferred stock, par value $0.0001 per share (the “Series AA Preferred Stock”). Each share of Series AA Preferred Stock was entitled to 0.8 votes per share and was convertible into two (2) shares of our common stock following the sale of such share of Series AA Preferred Stock on an arms’-length basis either pursuant to Rule 144 under the Securities Act or pursuant to an effective registration statement under the Securities Act.

Recent Developments

Exchange Offer

On March 1, 2021, we consummated an offer to exchange the remaining outstanding shares of Series AA Preferred Stock for two shares of our common stock per share of Series AA Preferred Stock (the “Exchange Offer”). As a result of the Exchange Offer, 13,412,246 shares of Series AA Preferred Stock, representing 100% of the outstanding shares of Series AA Preferred Stock, were exchanged for 26,824,492 shares of our common stock.

2026 Notes

On January 28, 2021, we entered into a purchase agreement with Evercore Group L.L.C. (“Evercore”) relating to our sale of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. On February 2, 2021, we issued $402.5 million aggregate principal amount of our 2026 Notes, the proceeds of which we expect to use for general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures, and to pay fees and expenses related thereto. For more information about the 2026 Notes, see Note 2 and 18 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Government Regulation

Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New or modified laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties. Additionally, compliance with these laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results. For additional information about the impact of government regulations on our business, see “Risk Factors— Risks Related to Regulation” and “Risk Factors—Risks Related to Privacy and Cybersecurity” in Part I, Item 1A in this Annual Report on Form 10-K.

Data Protection and Privacy

We are subject to various laws and regulations covering the privacy and protection of users’ data. Because we handle, collect, store, receive, transmit, transfer, and otherwise process certain information, which may include personal information, regarding our users and employees in the ordinary course of business, we are subject to federal, state and foreign laws related to the privacy and protection of such data. These laws and regulations, and their application to our business, are increasingly shifting and expanding. Compliance with these laws and regulations, such as the California Consumer Privacy Act and the European Union General Data Protection Regulation 2016/679 (the “GDPR”) could affect our business, and their potential impact is unknown. Any actual or perceived failure to comply with these laws and regulations may result in investigations, claims and proceedings, regulatory fines or penalties, damages for breach of contract, or orders that require us to change our business practices, including the way we process data.

We are also subject to breach notification laws, including the GDPR, in the jurisdictions in which we operate, and we may be subject to litigation and regulatory enforcement actions as a result of any data breach or other unauthorized access to or acquisition or loss of personal information. Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the processing of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business. For additional information about the impact of data protection and privacy regulations on our business, see “Risk Factors—Risks Related to Privacy and Cybersecurity” in Part I, Item 1A in this Annual Report on Form 10-K.

Gaming Regulations

The Company is subject to various U.S. federal and state laws and regulations that affect our ability to launch and operate a sportsbook and offer other gaming-related products. These product offerings are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business. The gaming industry, including any sportsbook product offering, is highly regulated and subject to extensive regulation under the laws, rules, and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, officers, directors, key management employees and persons with material financial interests in the gaming operations along with the integrity and security of our sportsbook offerings and the technologies supporting such offering. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions. As well, as a condition of operating in certain jurisdictions, we must obtain either a temporary or permanent license, approval, or determination of suitability from the relevant gaming authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate or seek to operate. Gaming laws and regulations in certain jurisdictions require us, and/or our subsidiaries engaged in gaming operations, certain of our directors, officers, and key management employees, and in some cases, certain of our shareholders, to obtain licenses, qualifications or findings of suitability from gaming authorities. Such licenses, qualifications or findings of suitability typically require a determination that the applicant qualifies or is suitable to hold the license, qualification or finding of suitability. Various factors are considered including, without limitation, the financial stability, integrity and responsibility of the applicant; the quality and security of the applicant’s gaming platform, hardware and related software and the applicant’s ability to operate its gaming business in a responsible manner and in compliance with all applicable laws and regulations. Gaming authorities have broad authority to, subject to certain administrative procedural requirements, deny an application, or limit, condition, revoke or suspend any license or approval issued by them, or demand that named individuals or shareholders be disassociated from a gaming business. Various events may trigger revocation of such a gaming license or another form of sanction which may vary by jurisdiction. Examples of such events include, without limitation, conviction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; failure without reasonable cause to comply with any material term or condition of the gaming license; obtaining the gaming license by a materially false or misleading representation or in some other improper way; or violation of an applicable gaming law or regulation or other law or regulation, such as anti-money laundering or terrorist financing laws or regulations. For additional information about the impact of gaming regulations on our business, see “Risk Factors— Risks Related to Our Products and Technologies” and “Risk Factors – Risks Related to Regulation” in Part I, Item 1A in this Annual Report on Form 10-K.

Corporate Information

We were incorporated in 2009 as a Florida corporation under the name York Entertainment, Inc., and on August 10, 2020, our name was changed to fuboTV Inc. fuboTV Sub was incorporated in 2014 as a Delaware corporation. Our principal executive offices are located at 1330 Avenue of the Americas, New York, New York 10010, and our telephone number is (212) 672-0055. Our website address is at https://fubo.tv. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at https://ir.fubo.tv when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, our Twitter account (@fuboTV), our Facebook page, our LinkedIn page, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.

On April 1, 2020, fuboTV Inc. (formerly known as FaceBank Group, Inc.) acquired fuboTV Media Inc. (formerly known as fuboTV Inc.), which we refer to as the “Merger.” Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to the combined company post-Merger – fuboTV Inc., or fuboTV, and its subsidiaries, including fuboTV Sub. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. prior to the Merger, and “fuboTV Pre-Merger” refers to fuboTV Media Inc.(“fuboTV Sub”) and its subsidiaries prior to the Merger.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

●	Our actual operating results may differ significantly from our guidance.

●	We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

●	We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

●	Our revenue and gross profit are subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.

●	Our operating results may fluctuate, which makes our results difficult to predict.

●	If our efforts to attract and retain subscribers are not successful, our business will be adversely affected. Our agreements with distribution partners contain parity obligations which limit our ability to pursue unique partnerships.

●	If content providers refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

●	Our content providers impose a number of restrictions on how we distribute and market our products and services, which can adversely affect our business.

●	We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.

●	If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

●	Our key metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	TV streaming is highly competitive and many companies, including large technology and entertainment companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract or retain subscribers and our business will be harmed.

●	The gaming industry is heavily regulated and our failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

●	Our products and services related to sports betting will cause our business to become subject to a variety of related U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, and could have a material adverse effect on our financial condition and results of operations.

●	Our anticipated participation in the sports betting industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

●	If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

●	Our shareholders will be subject to extensive governmental oversight, and if a shareholder is found unsuitable by a gaming authority, that shareholder may not be able to beneficially own, directly or indirectly, certain of our securities.

●	If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.

●	We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results. Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

●	We are subject to taxation-related risks in multiple jurisdictions.

●	We could be subject to claims or have liability based on defects with respect to certain historical corporate transactions that were not properly authorized or documented.

●	Legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

●	The impact of worldwide economic conditions may adversely affect our business, operating results, and financial condition.

Risks Related to Our Financial Position and Capital Needs

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We have incurred losses since inception. Our net loss for the year ended December 31, 2020 was $599.4 million. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to enhance our platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

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

As of December 31, 2019, fuboTV Pre-Merger had federal net operating loss carryforwards of approximately $375.8 million, a portion of which will, if not used, expire at various dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have experienced ownership changes in the past, and therefore a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of conversions of the 2026 Notes, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As of December 31, 2020, we had $29.2 million of outstanding indebtedness on a consolidated basis which included approximately $20.0 million of indebtedness to AMC Networks Ventures LLC, which is secured by a lien on substantially all of the assets of fuboTV Sub; $4.7 million principal outstanding under the Payment Protection Program Loan (the “PPP Loan”) with JPMorgan Chase Bank, N.A., and other notes outstanding with an aggregate principal of approximately $4.5 million. In the first quarter of 2021, the PPP Loan was paid off in full.

Our outstanding indebtedness, which could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our business, financial condition, and results of operations. For example:

●	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited, or financing may be unavailable;

●	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

●	lack of liquidity could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

●	our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

●	if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements.

If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.

Finally, we may be in non-compliance with the terms of certain of our other debt instruments. To the extent we are in non-compliance with the terms of such debt instruments, we may be required to make payments to the holders of such instruments, those holders may be entitled to the issuance of stock by us, and the holders of such stock may be entitled to registration or other investor rights.

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

Our operating results may fluctuate, which makes our results difficult to predict.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to retain our current subscriber base and increase our number of subscribers;

●	our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all;

●	our ability to effectively manage our growth;

●	our ability to attract and retain existing advertisers;

●	the effects of increased competition in our business;

●	our ability to keep pace with changes in technology and our competitors;

●	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

●	our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;

●	costs associated with defending any litigation, including intellectual property infringement litigation;

●	the impact of general economic conditions on our revenue and expenses; and

●	changes in regulations affecting our business.

This variability makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases are likely to cause quarterly or annual results to exceed or fall short of previously issued guidance. While we assess our quarterly and annual guidance and update such guidance when we think it is appropriate, unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results.

Risks Related to Our Relationships with Content Providers, Customers and Other Third Parties

The long-term nature of certain of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.

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

We operate in a highly competitive industry and we compete for advertising revenue with other Internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and Internet radio. We may not be successful in maintaining or improving our fill-rates or cost per thousand (“CPMs”).

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

We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.

Each of Google Cloud Platform, or GCP, and Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by both GCP and AWS. Currently, we run the vast majority of our computing on GCP with some key components running on AWS. Given this, along with the fact that we cannot easily switch what is specifically running now on GCP and/or AWS to another cloud provider, any disruption of or interference with our use of GCP and/or AWS would impact our operations, and our business would be adversely impacted. While Google (through YouTube TV) and, to a lesser extent, Amazon (through Amazon Prime) compete with us, we do not believe that Google or Amazon will use GCP or AWS in such a manner as to gain competitive advantage against our service, although if either Google or Amazon were to do so, it could harm our business.

Risks Related to Our Financial Reporting and Disclosure

We identified material weaknesses in our internal control over financial reporting in 2019 and while we have taken steps in 2020 to address the internal control deficiencies that contributed to the material weaknesses, a material weakness in our internal control over financial reporting still exists as it relates to non-routine transactions. We may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could lead investors to lose confidence in the accuracy and completeness of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2020, we identified the following material weaknesses in our internal control over financial reporting:

●	We did not have appropriately designed internal controls in place at the time the Merger was consummated on April 1, 2020 with respect to the accounting for the business combination and the allocation of consideration to the acquired assets and assumed liabilities, including deferred income taxes; and

●	Our internal controls over the review of accounting considerations for non-routine transactions and events were not appropriately designed with respect to the timing and consistency of performance.

During 2020, we began taking steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

●	Transitioned responsibility over the accounting function to the finance personnel of fuboTV Pre-Merger, including individuals with prior experience working for finance departments of public companies;

●	Hired additional experienced finance and accounting personnel with technical accounting experience, supplemented by third-party resources;

●	Documented and formally assess our accounting and financial reporting policies and procedures, and implemented segregation of duties in key functions;

●	Assessed significant accounting transactions and other technical accounting and financial reporting issues, prepared accounting memoranda addressing these issues and maintained these memoranda in our corporate records timely;

●	Improved the compilation processes, documentation, and monitoring of our critical accounting estimates; and

●	Implemented processes for creating an effective and timely close process.

●	Engaged a third-party provider to perform internal audit services, including assessing and improving our internal controls for compliance with the Sarbanes-Oxley Act.

We, with the oversight from the Audit Committee of the Board of Directors, continue to implement the remediation plans for the aforementioned material weaknesses in internal control over financial reporting as follows:

●	We will continue to hire additional accounting personnel with appropriate GAAP technical accounting expertise, as necessary.

●	We are designing additional controls around identification, documentation, and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the adoption of additional policies and procedures related to accounting and financial reporting.

●	We are implementing specific procedures in the review of tax accounting, designed to enhance our income tax controls.

●	We will continue to work with the third-party provider to strengthen our internal controls for compliance with the Sarbanes-Oxley Act.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly, and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any third parties.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. In the past, we have failed to prepare and disclose this information in a timely manner. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the exchange we are listed on, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

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

Our key metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our business, including, but not limited to Content Hours, Monthly Active Users (“MAU”), Monthly Content Hours Watched per MAU, ARPU, and number of subscribers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our subscriber base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of MAUs were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of subscribers to satisfy our growth strategies.

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

Preparing and forecasting our financial results requires us to make judgments and estimates which may differ materially from actual results, and if our operating and financial performance does not meet the guidance that we provide to the public, the market price of our common stock may decline.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. Using such estimates has the potential to negatively impact the results we report which could negatively impact our stock price.

In addition, we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this prospectus and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.

Risks Related to Our Products and Technologies

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

The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported, and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as Internet based e-commerce or entertainment video providers are increasing their streaming video offerings.

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

Our products and services related to sports betting will cause our business to become subject to a variety of related U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, and could have a material adverse effect on our financial condition and results of operations.

The intended expansion of our business into sports betting will generally subject to laws and regulations of the jurisdictions in which we will conduct our business or in some circumstances, of those jurisdictions in which our services are offered or are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may (along with existing laws and regulations) have a material adverse impact on our operations and financial results, or may prevent us from expanding into such businesses entirely. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. There is also risk that the federal government of the U.S. will enact new legislation relating to gaming, online gaming or sports wagering, or alter its interpretation of existing federal law as related to gaming, online gaming or sports wagering, which would have the effect of the limiting, delaying or halting the expansion of online gaming or sports wagering throughout the U.S.

Our growth prospects may also depend on the legal status of real-money gaming in various jurisdictions, predominantly within the U.S., which is an initial area of focus, and legalization may not occur in as many states as we expect or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

In connection with the foregoing, future legislative and regulatory action, and court decisions or other governmental action, may have a material adverse impact on our operations and financial results. Governmental authorities could view us as having violated applicable laws, despite efforts to obtain all applicable licenses or approvals and otherwise comply with such laws. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the sports betting industry who partner with, service or work with or for us. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as impact our reputation.

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

Our anticipated participation in the sports betting industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Participation in the sports, sports betting industry will expose our business to new risks that we have limited experience in handling. The nature and extent of such risks may be difficult to anticipate at this time, and therefore we may be relatively unprepared to manage these risks or may obtain inadequate insurance to cover potential claims resulting from these risks.

Examples of these risks include:

●	There can be significant variation in gross win percentage event-by-event and day-by-day, and odds compilers and risk managers are capable of human error; thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks.

●	In some cases, the odds offered on a website constitute an obvious error, such as inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is commonplace virtually worldwide for operators to void bets associated with such palpable errors, and in most mature jurisdictions these bets can be voided without regulatory approval at operator discretion, but in the U.S., it is unclear long term if state regulators will consistently approve voids or re-setting odds to correct odds on such bets, and in some cases, we may require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

●	We may need to rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	Our ability to offer products and services related to sports wagering will be dependent on the occurrence of a wide-variety of professional, collegiate and amateur sporting events upon which wagers may be offered, subject to the laws and regulations of the jurisdictions in which we operate. The cancellation or postponement of such sporting events due to pandemic, government action or labor dispute could consequently limit our ability to offer our sports wagering products or services.

Any of the foregoing risks, or other risks we fail to anticipate as we expand our business into the sports betting industry, could expose us to significant liability or have a material adverse effect on our business, financial condition and results of operations.

Our future sports betting business depends on our ability to gain market access in states as such states legalize sports wagering activities, the inability to gain such market access could have negative impacts on our future growth.

The prevailing trend in the U.S. is for states to require sports wagering to be conducted by or through an existing licensed casino or racetrack. In such states where mobile or internet-based sports wagering is legal, each casino or racetrack often is permitted to offer sports wagering through a limited number of branded websites, known as skins. The number of skins each casino or racetrack is permitted to offer varies by state and is dictated by law, regulation, or policy. Casinos and racetracks have, accordingly, begun to enter into agreements to allow third-party sports wagering operators to operate skins through the casino’s or racetrack’s license. Further, certain of these agreements provide for a sports wagering operator to obtain “second skin” or “third skin” access, meaning that another operator has the right to operate the first, and potentially the second, skin of a casino, to the extent permitted by law. Consequently, if a state does not permit casinos or racetracks to have more than one skin (or more than two skins as the case may be), an operator’s right to utilize a second (or third skin as the case may be) is rendered meaningless in such state. We may enter into agreements allowing us market access via the right to operate specific skins. Certain of these agreements may contemplate us receiving second or third skins. Accordingly, should states not permit our future casino or racetrack partners to offer sports wagering through an adequate number of skins, we would not have access to such markets (unless we enter into additional agreements for market access). Our inability to gain access to offer mobile and internet sports wagering in states as such states legalize sports wagering could have a material adverse effect on our business.

Our business depends on the ongoing support of payment processors, the quality and cost of which may be variable in certain jurisdictions.

Our sports wagering business will depend on payment processing providers to facilitate the movement of funds between our sportsbook and our customer base. Anything that could interfere with or otherwise harm the relationships with payment service providers could have a material adverse effect on our businesses. Our ability to accept payments from our customers or facilitate withdrawals by them may be restricted by any introduction of legislation or regulations restricting financial transactions with online or mobile sports wagering operators or prohibiting the use of credit cards and other banking instruments for online or mobile sports wagering transactions, or by any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the gambling industry in particular.

Stricter money laundering regulations may also affect the quickness and accessibility of payment processing systems, resulting in added inconvenience to customers. Card issuers and acquirers may dictate how transactions and products need to be coded and treated which could also make an impact on acceptance rates. Card issuers, acquirers, payment processors and banks may also cease to process transactions relating to the online or mobile sports wagering industry as a whole or as to certain operators. This would be due to reputational and/or regulatory reasons or in light of increased compliance standards of such third parties that seek to limit their business relationships with certain industry sectors considered as “high risk” sectors. It may also result in customers being dissuaded from accessing our product offerings if they cannot use a preferred payment option or the quality or the speed of the supply is not suitable or accessible. Any such developments may have a material and adverse effect on our future financial position.

Our sports betting business may experience significant losses with respect to individual events or betting outcomes.

Our sports betting fixed-odds betting products will involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term. In contrast, there can be significant variation in gross win percentage event-by-event and day-by-day. We will have systems and controls seeking to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing their exposure, and consequently, our exposure to this potential risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience significant losses with regard to individual events or betting outcomes, specifically if large, individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even noting that a number of betting products are subject to capped pay-outs, significant volatility can occur. Furthermore, there may be such a volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business and its cash flows. This can result in a material adverse effect on its business, financial condition, and results of operations.

Our betting operations can fluctuate due to seasonal trends and other factors. Our operations (and thus their financial performance) are also dependent on the seasonal variations dictated by various sports calendars, which will have an effect on our financial performance of such operations.

Although we will implement systems and controls to monitor and manage such risk stated above, there can be no assurance that these systems and controls will be effective in reducing the exposure to this risk. The effect of future fluctuations and single event losses could have a material adverse effect on our cash flows. This would create material adverse effect on our business, results of operations, financial condition and prospects.

The online and mobile sports wagering industries are intensely competitive and our potential inability to compete successfully could have a significant adverse impact.

There is heightened competition among online and mobile sports wagering providers. The online and mobile sports wagering industries are shaped by increasing consumer demand and technological advances in the industry. These advances create greater and stronger competition for us. A number of established, well-financed companies producing online and mobile sports wagering products and services compete with our proposed product and service offerings. These competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products or services than us, which could negatively impact our business.

We must continually introduce and successfully market new and innovative technologies, product offerings and product enhancements to remain competitive and effectively procure customer demand, acceptance, and engagement as a result of the intense industry competition, along with other factors. The process of developing new product offerings and systems is unclear and complex, and new product offerings may not be well received by customers. Although we intend to continue investing in research and development, there can be no assurance that such investments will lead to successful new technologies or timely new product offerings or enhanced existing product offerings with product life cycles long enough to be successful. We may not recover the often substantial up-front costs of developing and marketing new technologies and product offerings, or recover the opportunity cost of diverting management and financial resources away from other technologies and product offerings.

If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our subscribers and their various consumer electronic devices. For example, as part of the content delivery systems, we use third-party CDNs. To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our subscribers could be adversely impacted and our business and results of operation could be adversely affected.

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

Risks Related to Regulation

The gaming industry is heavily regulated and our failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

We and our officers, directors, major shareholders, key employees, and business partners will generally be subject to the laws and regulations relating to sports wagering of the jurisdictions in which we will conduct such business.

The jurisdictions where we will operate have, or will have, their own regulatory framework, more often than not these frameworks will require us to receive a license. Each jurisdiction will normally require us to make detailed and extensive disclosures as to their beneficial ownership, their source of funds, the suitability and integrity of certain persons associated with the applicant, the applicant’s management competence, structure, and business plans, the applicant’s proposed geographical territories of operation, and the applicant’s ability to operate a gaming business in a socially responsible manner in compliance with regulation. Such jurisdictions will also impose ongoing reporting and disclosure obligations, both on a periodic and ad hoc basis in response to material issues affecting the business.

Our gaming-related technology will also be subject to testing and certification, generally designed to confirm matters such as the fairness of the gaming products offered by the business, their ability to accurately generate settlement instructions, and recover from outages.

Any gaming license may be revoked, suspended, or conditioned at any time. The loss of a gaming license in one jurisdiction, or failure to comply with regulatory requirements in a particular jurisdiction, could prompt the loss of a gaming license or affect our eligibility for such a license in another jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions, or could cause payment processors or other third parties to stop providing services to us which we may rely upon to deliver or promote our services. These potential losses could cause us to cease offering some or all of its product offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect its operations. The process of determining suitability may be expensive and time-consuming. Our delay or failure to obtain gaming licenses in any jurisdiction may prevent us from offering its products in such jurisdiction, increasing our customer base and/or generating revenues. A gaming regulatory body may refuse to issue or renew a gaming license if we, or one of its directors, officers, employees, major shareholders or business partners: (i) is considered to be a detriment to the integrity or lawful conduct or management of gaming, (ii) no longer meets a licensing or registration requirement, (iii) has breached or is in breach of a condition of licensure or registration or an operational agreement with a regulatory authority, (iv) has made a material misrepresentation, omission or misstatement in an application for licensure or registration or in reply to an inquiry by a person conducting an audit, investigation or inspection for a gaming regulatory authority, (v) has been refused a similar gaming license in another jurisdiction, (vi) has held a similar gaming license in that state or another jurisdiction which has been suspended, revoked or cancelled, or (vii) has been convicted of an offence, inside or outside of the U.S. that calls into question the honesty or integrity of us or any of our directors, officers, employees or associates.

Furthermore, our product offerings must be approved in most regulated jurisdictions in which they are offered; this process cannot be assured or guaranteed. It is a prolonged, potentially costly process to obtain these approvals. A developer and provider of online or mobile sports wagering products may pursue corporate regulatory approval with regulators of a particular jurisdiction while it pursues technical regulatory approval for its product offerings by that same jurisdiction. It is also possible that after incurring significant expenses and dedicating substantial time and effort towards such regulatory approvals, we may not obtain either of them. In the event we fail to obtain the necessary gaming license in a given jurisdiction, we would likely be prohibited from operating in that particular jurisdiction altogether. If we fail to seek, do not receive, or receive a suspension or revocation of a license in a particular jurisdiction for our product offerings (including any related technology and software), then we cannot operate in that jurisdiction and our gaming licenses in other jurisdictions may be impacted. We may not be able to obtain all necessary gaming licenses in a timely manner, or at all. These delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. Our operations and future prospects will be affected if we are unable to overcome these barriers to entry.

To the extent new sports wagering jurisdictions are established or expanded, we cannot guarantee we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. As we directly or indirectly enter into new markets, we may encounter legal, regulatory, and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. In the event we are unable to effectively develop and operate directly or indirectly within these new markets or if our competitors are able to successfully penetrate geographic markets that we cannot access or where we face other restrictions, then our business, operating results, and financial condition could be impaired. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. We may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major shareholders, key employees or business partners to expand into new jurisdictions. This is a costly and time-consuming process. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. This includes the growth of our customer base, or delay in our ability to recognize revenue from our product offerings in any such jurisdictions.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. There can be no assurance that legally enforceable and prohibiting legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate, or regulate various aspects of the Internet, e-commerce, payment processing, or the online and mobile wagering and interactive entertainment industries (or that existing laws in those jurisdictions will not be interpreted negatively). Moreover, legislation may require us to pay certain fees in order to operate a sports wagering-related business. Such fees include integrity fees paid to sports leagues and/or fees required to obtain official sports-wagering related data. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations. We will strive to comply with all applicable laws and regulations relating to our business, However, it is possible that any requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may have a material adverse effect on our business, financial condition, and results of operations.

We will be subject to regulatory investigations, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

We expect to receive formal and informal inquiries from government authorities and regulators from time to time, including securities authorities, tax authorities and gaming regulators, regarding its compliance with laws and other matters. We expect to continue to be the subject of investigations and audits in the future as we continue to grow and expand our operations. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties providing a negative effect on our financial condition and results of operations. In addition, there is a possibility that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities may cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties, or require us to change our business practices that may have materially adverse effects to our business.

We may not be able to capitalize on the expansion of sports wagering, including due to laws and regulations governing this industry.

We intend to capitalize on the expansion of legalized sports wagering throughout the U.S. The success of online and mobile sports wagering and our product offerings may be affected by future developments in social networks, mobile platforms, regulatory developments, payment processing laws, data and information privacy laws, and other factors that we are unable to predict and are beyond our control. Following these unpredictable issues, our future operating results relating to our sports wagering products are difficult to anticipate, and we cannot provide assurance that our product offerings will grow as expected or with success in the long term.

Additionally, our ability to successfully pursue our sports wagering strategy depends on the laws and regulations relating to wagering through interactive channels. There is considerable debate over online and interactive real-money gaming and opposition to it as well. There can be no assurance that this opposition will not succeed in preventing the legalization of online and mobile sports wagering in jurisdictions where it is presently prohibited, prohibiting, or limiting the expansion of such activities where it is currently permitted or causing the repeal of legalized online or mobile sports wagering in any jurisdiction. Any successful effort to limit the expansion of, or prohibit legalized online or mobile sports wagering could have an adverse effect on our results of operations, cash flows and financial condition. Combatting such efforts to curtail expansion of, or limit or prohibit, legalized online and mobile sports wagering can again be time-consuming and can be extremely costly.

If we fail to comply with any existing or future laws or requirements, regulators may take action against us. This action could include fines, the conditioning, suspension or revocation of approvals, registrations, permits or licenses, and other disciplinary action. If we fail to adequately adjust to any such potential changes, its business, results of operations or financial condition could also be harmed.

Our shareholders will be subject to extensive governmental oversight, and if a shareholder is found unsuitable by a gaming authority, that shareholder may not be able to beneficially own, directly or indirectly, certain of our securities.

A number of jurisdictions’ gaming laws may require any of our shareholders to file an application, be investigated, and qualify or have his, her, or its suitability determined by gaming authorities. Gaming authorities have very broad discretion when ruling on whether an applicant should be deemed suitable or not. Subject to certain administrative proceeding requirements, the gaming authorities have the authority to deny any application or limit, condition, revoke or suspend any gaming license, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Any person found unsuitable by a gaming authority may not hold directly or indirectly ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any company that is licensed with the relevant gaming authority beyond the time prescribed by the relevant gaming authority. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licensees in that specific jurisdiction and could impact the person’s ability to associate or affiliate with gaming license holders in other jurisdictions.

Many jurisdictions also require any person who obtains a beneficial ownership of more than a certain percentage, most normally 5%, of voting securities of a publicly-traded gaming company or parent company thereof and, in some jurisdictions, non-voting securities to report the acquisition to gaming authorities. Gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Other jurisdictions may also limit the number of gaming licenses with which a person may be associated.

As a result, we intend to seek shareholder approval to adopt certain amendments to our articles of incorporation to facilitate compliance with applicable gaming regulations. These amendments, if approved, would provide us with the right, subject to certain conditions set forth in our articles of incorporation, to redeem shares held by an unsuitable person. Such redemption may be made at the per share purchase price of the lesser of then fair market value and the price at which the stockholder acquired the shares. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition.

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

Sales and use, value-added, goods and services, and similar tax laws and rates are complicated and vary greatly by jurisdiction. There is significant uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. The vast majority of states have considered or adopted laws that impose collection obligations on out-of-state companies for such taxes. Additionally, the Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et. al. (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to. We may be obligated to collect and remit sales tax in jurisdictions in which we have not previously collected and remitted sales tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.

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

Social responsibility concerns and public opinion can significantly influence the regulation of sports wagering and impact responsible gaming requirements, each of which could impact our business and could adversely affect our operations.

Public opinion can meaningfully affect sports wagering regulation. A negative shift in sports wagering perception by the public, by politicians or by others could impact future legislation or regulation in different jurisdictions. Moreover, such a shift could cause jurisdictions to abandon proposals to legalize sports wagering, thereby limiting the number of new jurisdictions into which we could expand. Negative public perception also can lead to new, harsher restrictions on sports wagering. It also could promote prohibition of sports wagering in jurisdictions where sports wagering is presently legal.

Concerns with responsible betting and gaming could lead to negative publicity, resulting in increased regulatory attention, which may result in restrictions on our operations. If we had to restrict our marketing or product offerings or incur increased compliance costs, a material adverse effect on its business, results of operations, financial condition and prospects could result.

Risks Related to Our Operations

The COVID-19 pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.

The global spread of COVID-19 and the various attempts to contain it created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and employee concerns, we have altered certain aspects of our operations. Travel has been curtailed, and numerous professional and college sports leagues have cancelled or altered seasons and events. As a result, our broadcasting partners had and are having to substitute other content in the place of previously scheduled live sporting events. While professional sports are returning in the United States, there is no guarantee that those seasons continue uninterrupted or at all. The potential further delay or cancellation of professional and college sports may cause us to temporarily have less popular content available on our platform, which could negatively impact consumer demand for and subscription retention to our platform and our number of paid subscribers.

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

The quality of our customer support is important to our subscribers, and if we fail to provide adequate levels of customer support, we could lose subscribers, which would harm our business.

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

We believe that our future success is highly dependent on the talents and contributions of Edgar Bronfman, our Executive Chairman, David Gandler, our Co-Founder and Chief Executive Officer, other members of our executive team, and other key employees, such as engineering, finance, legal, research and development, marketing, and sales personnel. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. We use equity awards to attract talented employees, but if the value of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.

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

We continue to purse and may in the future engage in acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We continue to purse and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The entities acquired in such acquisitions may not be profitable and may have significant liabilities. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Vigtory, Inc. in February 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Any acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems, and if we were unable to address such risks successfully, our business could be harmed.

Risks Related to Privacy and Cybersecurity

We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.

Various international, federal, and state laws and regulations govern the processing of personal information, including the collection, use, retention, transfer, sharing and security of the data we receive from and about our subscribers and other individuals. The regulatory environment for the collection and processing of data relating to individuals, including subscriber and other consumer data, by online service providers, content distributors, advertisers and publishers is unsettled in the U.S. and internationally. Privacy groups and government bodies, including the Federal Trade Commission, increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. Various federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations covering the processing, collection, distribution, use, disclosure, storage, transfer and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or facilitate compliance by content publishers, advertisers, or others with such standards.

For example, the California Consumer Privacy Act, or CCPA, became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers the ability to access and delete their personal information, opt out of certain personal information activities, and receive details about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. California voters also approved a modification of the CCPA, the California Privacy Rights Act, or CPRA, in the November 2020 election. The CPRA significantly expands the rights under the CCPA. The CCPA and CPRA may increase our compliance costs and exposure to liability. Similarly, Virginia recently adopted the Virginia Consumer Data Protection Act, or VCDPA, which will go into effect on January 1, 2023. The VCDPA will grant Virginia residents certain rights with respect to their personal data, has notice obligations, requires consent in some circumstances, among other things. While there is no private right of action, the VCDPA empowers the Attorney General to enforce the law. As with the CCPA and the CPRA, the VCDPA may increase our compliance costs and exposure to liability. Other U.S. states are considering adopting similar laws.

Additionally, our use of subscriber data to deliver relevant advertising on our platform places us and our content publishers at risk for claims under a number of other unsettled laws, including the Video Privacy Protection Act, or VPPA. Some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also revised its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, broadening the applicability of the COPPA Rules, including by expanding the types of information that are subject to these regulations. The COPPA Rules could effectively apply to limit the information that we and, our content publishers and advertisers collect and use, the content of advertisements and certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards and contractual obligations relating to privacy, data protection, and information security.

In the European Union, or EU, and its member states, there are laws and regulations that in some circumstances require informed consent for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. More generally, the EU General Data Protection Regulation 2016/679, or the GDPR, which has been in effect since May 25, 2018, imposes stringent obligations relating to data protection and security and authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for certain violations.

Further, the departure of the United Kingdom, or UK, from the EU has created uncertainty with regard to data protection regulation in the UK. In particular, while the UK has implemented the UK General Data Protection Regulation, and the UK Data Protection Act of 2018, which implements and complements the UK GDPR are still in force, it is unclear whether the UK will receive an adequacy decision from the European Commission that would allow the lawful transfer of data from the European Economic Area, or EEA, to the UK under that adequacy decision. Should the UK not be deemed adequate, transfers of data between the UK and the EEA will need to be pursuant to a different transfer mechanism, such as the entry of Standard Contractual Clauses approved by the European Commission. Failure to comply with these obligations could subject us to liability. Additionally, we may incur expenses, costs, and other operational losses under the GDPR and the privacy laws of applicable EU Member States and the UK in connection with any measures we take to comply with such laws.

Although certain legal mechanisms have been designed to allow for the transfer of personal data from the UK, EEA and Switzerland to the U.S., uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the U.S. have resulted in further limitations on the ability to transfer personal data across borders. In particular, certain governments have been unable to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. To the extent that we have relied on the EU-U.S. Privacy Shield Framework in the past, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EEA. The same decision also challenged the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from the EEA to the U.S. and most other countries without additional measures or assurances.

Complying with the GDPR, CCPA, VCDPA, and other laws, regulations, and other obligations relating to privacy, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to, expansions of or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to, expansions of or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations.

Furthermore, the interpretation and application of laws, regulations, standards, contractual obligations and other obligations relating to privacy, data processing and protection, and information security are uncertain, and these laws, standards, and contractual and other obligations (including, without limitation, the Payment Card Industry Data Security Standard) may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management and processing practices, our policies or procedures, or the features of our platform. We may face claims or allegations that we are in violation of these laws, regulations, standards, or contractual or other obligations. We could be required to fundamentally change our business activities and practices or modify our platform or practices to address laws, regulations, or other obligations relating to privacy, data protection, or information security, or claims or allegations that we have failed to comply with any of the foregoing, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited.

Increased regulation of data collection, use and distribution practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws and regulations, all could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business. Additionally, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of content publishers and advertisers may limit their use and adoption of, and reduce the overall demand for, our platform and advertising on our platform, and content publishers and advertisers may be at risk for violation or alleged violation of laws, regulations, and other standards relating to privacy, data protection, and information security relating to their activities on our platform. More generally, privacy, data protection, and information security concerns, whether or not valid, may inhibit market adoption of our platform, particularly in certain countries.

Any actual or perceived inability to adequately address privacy, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or security-related contractual terms with content publishers, card associations, advertisers, or others, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us. We may face regulatory investigations and proceedings, claims and litigation by governmental entities and private parties, damages for contract breach, damage to our reputation, restrictions on the use of our platform by advertisers and sales of subscriptions to our platform, and additional liabilities as a result, all of which could harm our business, reputation, financial condition, and results of operations.

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

We use third-party cloud computing services in connection with our business operations. We also use third-party content delivery networks to help us stream content to our subscribers over the Internet. Problems faced by us or our third-party cloud computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our users.

We have implemented certain systems and processes designed to thwart hackers and protect our data and systems, but the techniques used to gain unauthorized access to data, systems, and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access, and we may be delayed in detecting unauthorized access or other security breaches and other incidents. There is no assurance that hackers may not have a material impact on our service or systems in the future or that security breaches or other incidents may not occur due to these or other causes. Efforts and technologies to prevent disruptions to our service and unauthorized access to our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Additionally, disruption to our service and data security breaches and other incidents may occur as a result of employee or contractor error. Any significant disruption to our service or access to our systems or any data that we or those who provide services for us maintain or otherwise process, or the perception that any of these have occurred, could result in a loss of subscriptions, harm to our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems on which we depend or any loss of or unauthorized access to, use, alteration, destruction, or disclosure of personal information or other data could subject us to business, regulatory, contractual, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. With the increase in remote work during the current COVID-19 pandemic, we and the third parties we use in our operations face increased risks to the security of infrastructure and data, and we cannot guarantee that our or their security measures will prevent security breaches. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.

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

Risks Related to Our Intellectual Property

We could become subject to litigation regarding intellectual property rights that could be costly and harm our business.

Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. Plaintiffs that have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing risks could harm our business.

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

We incorporate open source software in our platform. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or non-compliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell subscriptions to our platform. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our platform, to re-engineer our platform or to discontinue our platform in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

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

Risks Related to the 2026 Notes

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes in cash or to repurchase the 2026 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes.

Holders of the 2026 Notes will have the right to require us to repurchase all or a portion of the 2026 Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2026 Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2026 Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.

In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of all or a portion of the 2026 Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase all or a portion of the 2026 Notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of all or a portion of the 2026 Notes or at their maturity as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreement. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of all or a portion of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of any or all of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2026 Notes do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the liability component of the 2026 Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion to the carrying value of the 2026 Notes to their face amount over the term of the 2026 Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2026 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2026 Notes, then our diluted earnings per share could be adversely affected.

In August 2020, the FASB published an Accounting Standards Update (“ASU”) 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020.

Provisions in the indenture for the 2026 Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the 2026 Notes, holders of the 2026 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2026 Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2026 Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the 2026 Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

Risks Related to Ownership of our Common Stock

Our stock price is volatile.

The market price of our common stock is subject to wide price fluctuations in response to various factors, many of which are beyond our control. The factors include:

●	The impact on global and regional economies as a result of the COVID-19 pandemic;

●	variations in our operating results;

●	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

●	announcements of developments affecting our business, systems or expansion plans by us or others;

●	technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading, and other technical trading factors or strategies;

●	competition, including the introduction of new competitors, their pricing strategies and services;

●	Announcements regarding stock repurchases and sales of our equity and debt securities;

●	market volatility in general;

●	the level of demand for our stock, including the amount of short interest in our stock; and

●	the operating results of our competitors.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We have no plans to declare any cash dividends on our common stock in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur to realize future gains on their investment.

Future sales and issuances of our capital stock could reduce our stock price and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may issue additional shares of capital stock in the future, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent a right to receive, capital stock. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time, which could result in substantial dilution to our existing shareholders. New investors in such future transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. Our executive officers and directors and certain of our shareholders were in the past subject to certain lock-up agreements and the Rule 144 holding period requirements that have expired as of the date of this Annual Report on Form 10-K. Now that these lock-up periods have expired, the holding periods have elapsed, additional shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing holders sell substantial amounts of our common stock in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the U.S. in the open market.

Additionally, certain of our employees, executive officers, and directors have already entered into, or may in the future enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the expiration of the lock-up agreements and Rule 144 requirements referred to above.

If few securities or industry analysts publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If few securities or industry analysts commence coverage of us, the stock price would be negatively impacted. Additionally, if any of the analysts who currently cover us or initiate coverage on us in the future issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our worldwide corporate headquarters and executive offices are located at 1330 Avenue of the Americas in New York, New York, where we occupy approximately 23,000 square feet of office space under various leases that expires between February 14, 2021 and August 14, 2027 and provides for rental payments of $144,782 per month. Furthermore, subsequent to December 31, 2020, we entered into a lease for new offices located at 1290 Avenue of the Americas in New York where we will occupy approximately 55,000 square feet of office space.

Item 3. Legal Proceedings.

See discussion under the heading Legal Proceedings in Note 17 to the consolidated financial statements included in Part II, Item 8 of this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the New York Stock Exchange under the symbol, “FUBO” on October 8, 2020. Prior to that date, our common stock was quoted on the OTC Markets under the symbol “FUBO,” and prior to May 1, 2020, our stock symbol was “FBNK.”

Holders of Record

As of March 23, 2021, there were 336 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Dividend Policy

We have not declared or paid any cash dividends on our common shares. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2020 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2020:

Date	Number of Shares Purchased	Price per share
12/15/2020	800,000	$0.0001

On December 15, 2020, we purchased 800,000 shares of our common stock held by FBNK Finance S.a.r.l.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Our business model is “come for the sports, stay for the entertainment.”

First, we leverage sporting events to acquire subscribers at lower acquisition costs, given the built-in demand for sports. We then leverage our technology and data to drive higher engagement and induce retentive behaviors such as favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine. Next, we look to monetize our growing base of highly engaged subscribers by driving higher average revenue per user (“ARPU”).

We believe our expected expansion into wagering and interactivity is core to this model. We believe free-to-play predictive games enhance the sports streaming experience - while also providing a bridge between video and our contemplated sportsbook. We expect the integration of gaming with our expansive live sports coverage will create a flywheel that lifts engagement and retention, expands advertising revenue through increased viewership, and creates additional opportunities for Attachment sales.

We drive our business model with three core strategies:

●	Grow our paid subscriber base
●	Optimize engagement and retention
●	Increase monetization

COVID-19 Update

The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout 2020. We took precautionary measures to protect the health and safety of our employees and slow down the spread of the virus by transitioning our workforce to remote working as we closed our offices.

The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption in 2020. The impact of the COVID-19 pandemic on our operations began towards the end of the first quarter of 2020, impacting advertising markets and the availability of live sport events, as numerous professional and college sports leagues cancelled or altered seasons and events.

During 2020, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2020 we have experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic there can be no assurance that these positive trends will continue during 2021 and beyond.

Merger with fuboTV and Basis of Presentation

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Sub, whereby fuboTV Sub continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Sub (the “Merger Agreement”). Following the Merger, we changed our name from “FaceBank Group, Inc.” to “fuboTV Inc.,” and we changed the name of fuboTV Sub to “fuboTV Media, Inc.” The combined company operates under the name “fuboTV,” and our trading symbol is “FUBO.”

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, all of the capital stock of fuboTV Sub was converted into the right to receive shares of our newly created class of Series AA convertible preferred stock, par value $0.0001 per share (the “Series AA Preferred Stock”). Each share of Series AA Preferred Stock was entitled to 0.8 votes per share and was convertible into two (2) shares of our common stock following the sale of such share of Series AA Preferred Stock on an arms’-length basis either pursuant to Rule 144 under the Securities Act or pursuant to an effective registration statement under the Securities Act. On March 1, 2021, we consummated an offer to exchange the remaining outstanding shares of Series AA Preferred Stock for two shares of our common stock per share of Series AA Preferred Stock (the “Exchange Offer”). As a result of the Exchange Offer, 13,412,246 shares of Series AA Preferred Stock, representing 100% of the outstanding shares of Series AA Preferred Stock, were exchanged for 26,824,492 shares of our common stock.

Unless otherwise stated, 2020 financial statements and metrics include FaceBank Pre-Merger from January 1 through March 31 and the combined company post-Merger from April 1 through December 31, and 2019 financial statements and metrics include fuboTV pre-merger. These financial statements are reported on a GAAP basis. The Company does not intend to report pro forma results to compare fuboTV Pre-Merger’s 2019 and first quarter 2020 performance against the combined company post-Merger’s 2020 performance.

A discussion and analysis covering the comparison of the year ended December 31, 2019 to the year ended December 31, 2018 as well as the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, for fuboTV Sub premerger, are included in our prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on December 28, 2020.

Restatement of Financial Statements

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the quarter ended March 31, 2020, the Company identified an error in the accounting for goodwill relating to the Company’s acquisitions of Nexway AG and Facebank AG. In connection with these acquisitions, goodwill was impaired. Upon further evaluation, the Company determined that goodwill amounting to $79.7 million should not have been impaired. Accordingly, the Company should have allocated $51.2 million towards the loss on deconsolidation of Nexway AG during the three months ended March 31, 2020, which would have resulted in a loss on deconsolidation of Nexway AG of $11.9 million. The financial statement misstatements did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented.

As a result, we were required to restate certain financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Between May 11, 2020 and June 8, 2020, we entered into securities purchase agreements pursuant to which we sold an aggregate of 3,735,922 shares of our common stock at a purchase price of $7.00 per share and issued warrants to several investors covering a total of 3,735,922 shares of our common stock for an aggregate purchase price of $26.2 million. We determined that the fair value of the warrants totaled $26.8 million. We originally recorded a loss on issuance of common stock and warrants totaling $26.8 million, resulting in an overstatement of the loss by $26.2 million (the “Error”). We should have allocated the purchase price of $26.2 million to a warrant liability with the residual amount of $0.6 million to the loss on issuance of common stock and warrants.

●	On the condensed consolidated balance sheet as of June 30, 2020, there was no net effect of the Error to total assets, total liabilities, and total stockholders’ equity. The only line items on the condensed consolidated balance sheet that the Error affected were additional paid in capital and accumulated deficit, both of which were overstated by $26.2 million.
●	On the statement of condensed consolidated operations for the three months and six months ended June 30, 2020, the Error caused a $26.2 million overstatement of loss on issuance of common stock, notes, bonds and warrants.
●	On the condensed consolidated statement of cash flows for the six months ended June 30, 2020, there was no net effect of the Error on cash used in operating activities, cash used in investing activities and cash provided by financing activities.

As a result, we were required to restate certain financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Components of Results of Operations

Revenues, net

Subscription

Subscription revenue consists primarily of subscription plans sold through the Company’s website and third-party app stores.

Advertisement

Advertisement revenue consists primarily of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.

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

Results of Operations for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Revenues
Subscriptions	$184,328	$-
Advertisements	24,904	-
Software licenses, net	7,295	4,271
Other	1,219	-
Total revenues	217,746	4,271
Operating expenses
Subscriber related expenses	204,240	-
Broadcasting and transmission	29,542	-
Sales and marketing	63,141	491
Technology and development	30,189	-
General and administrative	77,635	13,302
Depreciation and amortization	43,972	20,765
Impairment of intangible assets and goodwill	248,926	8,598
Total operating expenses	697,645	43,156
Operating loss	(479,899)	(38,885)

Other income (expense)
Interest expense and financing costs	(18,637)	(2,062)
Loss on extinguishment of debt	(24,521)	-
Gain on sale of assets	7,631	-
Loss on investments	-	(8,281)
Unrealized gain in equity method investment	2,614	-
Loss on deconsolidation of Nexway	(11,919)	-
Change in fair value of warrant liabilities	(83,338)	-
Change in fair value of subsidiary warrant liabilities	-	4,504
Change in fair value of shares settled liability	(1,665)	-
Change in fair value of derivative liability	(426)	815
Change in fair value of profit share liability	1,971	(198)
Foreign currency exchange loss	(1,010)	(18)
Other income	147	726
Total other expense	(129,153)	(4,514)
Loss before income taxes	(609,052)	(43,399)
Income tax benefit	9,660	5,272
Net loss	$(599,392)	$(38,127)

On August 15, 2019, the Company acquired 100% of the capital stock of Facebank AG. On September 16, 2019, the Company acquired approximately 51% of the stock of Nexway. On April 1, 2020, the Company merged with fuboTV Pre-Merger. The results of our operations for the year ended December 31, 2020 include the results of operations of Facebank AG and Nexway and also include the effects of the deconsolidation of Nexway as of March 31, 2020 and the sale of Facebank AG in the three months ended September 30, 2020. The results of our operations for the year ended December 31, 2020 also include the results of operations of fuboTV post-Merger from April 1, 2020. Because of this, the results of operations for the years ended December 31, 2020 and 2019 are not comparable.

Revenue, net

During the year ended December 31, 2020, we recognized revenues of $217.7 million, primarily related to $184.3 million of subscription revenue, $24.9 million of advertising revenue and $1.2 million in other revenue in connection with the second quarter acquisition of fuboTV Pre-Merger. These revenues were generated entirely by the fuboTV business, which we acquired through the Merger that closed on April 1, 2020, and there are no comparable results in the prior year. In addition, we generated $7.3 million related to the sale of software licenses from our acquisition Nexway.

Subscriber related expenses

During the year ended December 31, 2020, we recognized subscriber related expenses of $204.2 million due to affiliate distribution rights and other distribution costs in connection with the streaming revenue generated from the fuboTV business. There are no comparable results in the prior year.

Broadcasting and transmission

During the year ended December 31, 2020, we recognized broadcasting and transmission expenses of $29.5 million primarily related to transmissions of our services in connection with the streaming revenue generated from the fuboTV business. There are no comparable results in the prior year.

Sales and marketing

During the year ended December 31, 2020, we recognized sales and marketing expenses of $63.1 million as compared to $0.5 million during the year ended December 31, 2019. The increase in sales and marketing expense is primarily related to marketing expenses incurred to acquire new customers to the fuboTV streaming platform after the Merger on April 1, 2020. There are no comparable results in the prior year.

Technology and development

During the year ended December 31, 2020, we recognized technology and development expenses of $30.2 million in connection with the development of our streaming platform after the Merger on April 1, 2020. There were no technology and development expenses recognized during the year ended December 31, 2019.

General and Administrative

During the year ended December 31, 2020, general and administrative expenses totaled $77.6 million, compared to $13.3 million for the year ended December 31, 2019. The increase of $64.3 million was primarily related to $43.9 million of stock-based compensation, $16.7 million of incremental general and administrative expenses as a result of the acquisition of fuboTV Pre-Merger, $7.5 million in professional fees and $1.2 million in insurance partially offset by a reduction of $5.1 million of expenses related to Facebank AG and Nexway, which was sold during 2020.

Depreciation and amortization

During the year ended December 31, 2020, we recognized depreciation and amortization expenses of $44.0 million compared to $20.8 million during the year ended December 31, 2019. The increase of $23.2 million is primarily related to $27.2 million of amortization expense recorded for the intangible assets acquired in connection with the Merger on April 1, 2020 offset by a reduction of amortization expense of $4.5 million resulting from the impairment of legacy Facebank intangible assets recorded during 2020.

Impairment of intangible assets and goodwill

During the year ended December 31, 2020, we recognized an impairment of Facebank Pre-Merger intangible assets and goodwill of $248.9 million. During the year ended December 31, 2019, we recognized an impairment of intangible assets of Nexway of $8.6 million.

Other Income (Expense)

During the year ended December 31, 2020, we recognized $129.2 million of other expense (net), compared to $4.5 million during the year ended December 31, 2019. The increase of $124.6 million was primarily related to an increase of $83.3 million change in fair value of warrant liabilities, $16.6 million of interest expense on our outstanding borrowings, $24.5 million loss on extinguishment of debt, $11.9 million loss on the deconsolidation of Nexway, $4.5 million change in fair value of subsidiary warrants, $1.7 million change in fair value of change in shares settled liability, $1.2 million change in fair value of derivative liabilities, and $1.0 million increase in foreign currency exchange loss. These expenses were partially offset by a $8.3 million loss on investment recorded during 2019, $7.6 million gain on the sale of the Facebank AG and Nexway assets, $2.2 million change in fair value of profit share liability and $2.6 million unrealized gain on our equity method investment in Nexway.

Income tax benefit

During the year ended December 31, 2020, we recognized an income tax benefit of $9.7 million compared to $5.3 million during the year ended December 31, 2019. The increase is due to an increase in deferred tax assets primarily resulting from the merger.

Key Metrics & Non-GAAP Measures

Note that unless otherwise stated, 2020 metrics below represent pro-forma combined fuboTV, Facebank Pre-Merger and fuboTV Pre-Merger, and year-over-year comparisons refer to 2019 fuboTV Pre-Merger.

Paid Subscribers

We believe the number of paid subscribers is a relevant measure to gauge the size of our user base. Paid subscribers are total subscribers that have completed registration with fuboTV, have activated a payment method (only reflects one paying user per plan), from which fuboTV has collected payment in the month ending the relevant period. Users who are on a free (trial) period are not included in this metric. We had 547,880 and 315,729 paid subscribers as of December 31, 2020 and 2019, respectively.

Content Hours

We believe the number of Content Hours streamed on our platform is a relevant measure to gauge user engagement. Content Hours is defined as the sum of total hours of content watched on the fuboTV platform for a given period. We had 544.9 million and 289.7 million Content Hours streamed in the twelve months ending December 31, 2020 and 2019, respectively.

Non-GAAP Monthly Average Revenue Per User (ARPU)

We believe Non-GAAP Monthly Average Revenue Per User (ARPU) is a relevant measure to gauge the revenue received per subscriber on a monthly basis. ARPU is defined as total subscriber revenue collected in the period, also known as Platform Bookings (subscriber and advertising revenues excluding other revenues) divided by the average daily paid subscribers in such period divided by the number of months in the period. Our ARPU was $62.84 and $53.73 for the twelve months ending December 31, 2020 and 2019, respectively.

Non-GAAP Monthly Average Cost Per User (ACPU)

We believe Non-GAAP Monthly Average Cost Per User (ACPU) is a relevant measure to gauge our variable expenses per subscriber. ACPU reflects Variable COGS per user, defined as subscriber related expenses less minimum guarantees expensed, payment processing for deferred revenue, IAB fees for deferred revenue and other subscriber related expenses in a given period, divided by the average daily subscribers in the period, divided by the number of months in the period. Our ACPU was $56.48 and $55.37 for the twelve months ending December 31, 2020 and 2019, respectively.

Non-GAAP Adjusted Contribution Margin (ACM)

We believe Non-GAAP Adjusted Contribution Margin (ACM) is a relevant metric to gauge our per-subscriber profitability. ACM is calculated by subtracting ACPU from ARPU and dividing the result by ARPU. Our ACM was 10.1% and (3.1%) for the twelve months ending December 31, 2020 and 2019, respectively.

Reconciliation of Certain GAAP to Non-GAAP Metrics

Reconciliation of Revenue to Non-GAAP Platform Bookings and Reconciliation of Subscriber Related Expenses to Non-GAAP Variable COGS and Adjusted Contribution Margin (in thousands except average subscriber and average per user amounts)

	Twelve Months Ended December 31,
	2020	2019
	Pro Forma Combined	fuboTV Pre-Merger
Revenue (GAAP)	$268,793	$146,530
Subtract:
Software licenses, net	(7,295)	-
Other revenue	(1,757)	(777)
Prior period subscriber deferred revenue	(9,377)	(4,228)
Add:
Current period subscriber deferred revenue	17,345	9,377
Non-GAAP Platform Bookings	$267,709	$150,902
Divide:
Average subscribers	355,010	234,064
Months in period	12	12
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$62.84	$53.73

Subscriber Related Expenses (GAAP)	$262,240	$201,448
Add (Subtract):
Payment processing for deferred revenue (current period)	40	206
In-App billing fees for deferred revenue (current period)	274	53
Content credits	6,458	-
Minimum guarantees expensed	(24,669)	(43,931)
Payment processing for deferred revenue (prior period)	162	-
In-App billing fees for deferred revenue (prior period)	46	(98)
Other subscriber related expenses	(3,929)	(2,151)
Non-GAAP Variable COGS	$240,622	$155,527
Divide:
Average subscribers	355,010	234,064
Months in period	12	12
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$56.48	$55.37

Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$62.84	$53.73
Subtract:
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$56.48	$55.37
Divide:
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$62.84	$53.73
Non-GAAP Adjusted Contribution Margin	10.1%	(3.1)%

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Our primary sources of cash are receipts from subscriber and advertising revenue, as well as proceeds from equity and debt financings. The primary uses of cash are content and programming license fees, operating expenses including payroll-related, marketing, technology and professional fees and expenses related to the launch and operation of our wagering business.

We have multi-year lease agreements for office space. We expect to continue to incur material expenses for content and programming license fees. As our business and workforce expands, we further expect ongoing expenditures for computer systems. In addition, we may pursue merger and acquisition activities that could materially impact our liquidity and capital resources.

At December 31, 2020, we had cash and cash equivalents of $134.9 million and a working capital deficiency of $70.6 million. We successfully raised $181.0 million, net of offering expenses in October 2020, through a public offering of our common stock. Subsequent to December 31, 2020, we successfully raised $391.4 million, net of offering expenses through the sale of 3.25% senior convertible notes. The proceeds from these offering together with improving results from operations provide us with the necessary liquidity to continue as a going concern within one year from the date these financial statements are issued.

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

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of a novel strain of coronavirus (“COVID 19”). However, we are continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. Given the daily evolution of the COVID-19 outbreak and the global response to curb its spread, COVID-19 may affect our results of operations, financial condition, or liquidity.

Cash Flows (in thousands)

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(149,018)	$1,731
Net cash (used in) provided by investing activities	(1,457)	1,509
Net cash provided by financing activities	279,072	4,353
Net increase in cash and cash equivalents	$128,597	$7,593

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $149.0 million, which consisted of our net loss of $599.4 million, adjusted for non-cash movements of $456.2 million. The non-cash movements included $248.9 impairment of Facebank Pre-Merger intangible assets and goodwill, $83.3 million change in fair value of warrants, $50.7 million of stock-based compensation, $44.0 million of depreciation and amortization expenses primarily related to intangible assets, $24.5 million loss on extinguishment of debt, $12.3 million of amortization of debt discounts, $8.6 million loss on deconsolidation of Nexway (net of cash), $1.7 million of change in fair value of shares settled liability and $1.0 million of loss on foreign currency exchange, partially offset by $9.7 million of deferred income tax benefit, $7.6 million gain on the sale of assets, $2.6 million of unrealized gain on investments and $2.0 million change in fair value of profit share liability. Changes in operating assets and liabilities resulted in cash outflows of approximately $5.8 million, primarily due to a net increase in accounts receivable, prepaid expenses and other current assets of $14.7 million, a decrease in accounts payable, due to related parties and lease liabilities of $40.5 million, and partially offset by an increase in accrued expenses of $40.8 million, and deferred revenue of $8.6 million.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $1.5 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger, $0.6 million related to the sale of Nexway and $0.2 million in capital expenditures, offset by net cash received of $9.4 million from the acquisition of fuboTV Pre-Merger.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $279.1 million. The net cash provided is primarily related to $278.9 million of proceeds received from the sale of our common stock, $33.6 million of proceeds received in connection with short-term and long-term borrowings, $3.9 million from the exercise of stock options and warrants and $3.0 million of proceeds received from the issuance of convertible notes. These proceeds were partially offset by repayments of $35.4 million of notes payable, repayment of $3.9 million of convertible notes, and $0.9 million in connection with the redemption of Series D preferred stock.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified all significant accounting policies in Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Business Combinations

We recognize, separately from goodwill, identifiable assets and liabilities acquired in a business combination at fair value on the date of acquisition. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. The determination of the fair value of acquired identifiable intangible assets requires us to make significant estimates and assumptions regarding projected revenue and growth rates, royalty rates, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. We also review our intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset is not recoverable.

In accounting for the Merger described in Note 4 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, judgment was required in determining the accounting acquirer. Our evaluation of the accounting acquirer considered various indicators including voting rights, minority voting interest, composition of board of directors, composition of management and relative size of the entities. We ultimately concluded that Facebank Pre-Merger was the accounting acquirer in the Merger because (i) FaceBank Pre-Merger’s stockholders owned approximately 57% of the voting common shares of the combined company immediately following the closing of the Merger (54% assuming the exercise of all vested stock options as of the closing of the transaction) and (ii) directors appointed by FaceBank Pre-Merger would hold a majority of board seats in the combined company.

Goodwill

We test goodwill for impairment on an annual basis during the fourth quarter of each calendar year or earlier when circumstances dictate. We measure recoverability of goodwill at the reporting unit level. The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. In performing our annual assessment, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform a quantitative assessment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is, more likely than not, less than its carrying amount, then the quantitative assessment is performed. Any excess of the reporting unit’s carrying amount over its fair value will be recorded as an impairment loss.

During the third quarter of 2020, we identified a triggering event related to our Facebank reporting unit that required us to perform a quantitative assessment. We concluded that the fair value of the reporting unit was less than its carrying value and we recognized an impairment charge of $148.1 million in third quarter of 2020. The impairment charge was primarily related to the departure of the former executive of the Facebank business and our shift in focus to the fuboTV business.

We performed our annual impairment test as of December 31, 2020 and concluded that no additional impairment charges were necessary.

Intangible Assets

We identify intangible assets acquired in a business combination and determine their fair value. The determination involves certain judgments and estimates. We amortize purchased-intangible assets on a straight-line basis over the estimated useful life of the assets. We review purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances indicate an asset’s carrying amount may not be recoverable, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these asset groups. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life

During the third and fourth quarters of 2020, we identified triggering events related to our Facebank intangible assets that required us to perform a quantitative assessment. We concluded that the fair value of the intangible assets was less than its carrying value and we recognized impairment charges of $100.3 million related to the legacy Facebank intangible assets.

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

Item 9A. Controls and Procedures.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2020, management completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses in internal control over financial reporting described below:

●	The Company did not have appropriately designed internal controls in place at the time the Merger was consummated on April 1, 2020 with respect to the accounting for the business combination and the allocation of consideration to the acquired assets and assumed liabilities, including deferred income taxes.

●	The Company’s internal controls over the review of accounting considerations for non-routine transactions and events was not appropriately designed with respect to the timing and consistency of performance.

Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Remediation Plan

In our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2019, management identified material weaknesses in internal control over financial reporting. During 2020, management took steps to address the internal control deficiencies that contributed to the material weaknesses, including:

●	Transitioned responsibility over the accounting function to the finance personnel of fuboTV Pre-Merger, including individuals with prior experience working for finance departments of public companies;
●	Hired additional experienced finance and accounting personnel with technical accounting experience, supplemented by third-party resources;
●	Documented and formally assessed our accounting and financial reporting policies and procedures, and implemented segregation of duties in key functions;
●	Assessed significant accounting transactions and other technical accounting and financial reporting issues, prepared accounting memoranda addressing these issues and maintain these memoranda in our corporate records timely;
●	Improved the compilation processes, documentation, and monitoring of our critical accounting estimates; and
●	Implemented processes for creating an effective and timely close process.
●	Engaged a third-party provider to perform internal audit services, including assessing and improving our internal controls for compliance with the Sarbanes-Oxley Act.

We, with the oversight from the Audit Committee of the Board of Directors continue to implement the remediation plans for the aforementioned material weaknesses in internal control over financial reporting as follows:

●	We will continue to hire additional accounting personnel with appropriate GAAP technical accounting expertise, as necessary.
●	We are designing additional controls around identification, documentation, and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the adoption of additional policies and procedures related to accounting and financial reporting.
●	We are implementing specific procedures in the review of tax accounting, designed to enhance our income tax controls.
●	We will continue to work with the third-party provider to strengthen our internal controls for compliance with the Sarbanes-Oxley Act.

We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the remaining material weaknesses.

We are committed to making further progress in our remediation efforts during 2021; however, if our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses in our internal controls over financial reporting are discovered, we may be required to take additional remedial measures from our plan as disclosed above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 annual meeting of shareholders (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

For the years ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

fuboTV Inc. (formerly known as FaceBank Group, Inc.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of fuboTV Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of the accounting acquirer

As discussed in Notes 1 and 4 to the consolidated financial statements, effective April 1, 2020, in connection with an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), fuboTV Pre-Merger merged with and into a wholly owned subsidiary of FaceBank Pre-Merger (the Merger), with fuboTV Pre-Merger continuing as the surviving corporation and becoming a wholly owned subsidiary of FaceBank Group Inc. (the Company). Subsequent to the Merger, the Company changed its name from FaceBank Group Inc. to fuboTV Inc. The Company accounted for the Merger as a business combination and concluded that FaceBank Pre-Merger was the accounting acquirer based upon the terms of the Merger Agreement, and evaluation of a number of indicative factors.

We identified the evaluation of the Company’s determination of the accounting acquirer to be a critical audit matter. A high degree of auditor judgment was required in evaluating the relative importance of the indicative factors, individually and in the aggregate, including the post combination voting rights, composition of the board of directors and management, the terms of the exchange, the relative size of the entities, minority voting rights, and the entity initiating the business combination. A different conclusion would result in a material difference in the accounting for the Merger.

The following are the primary procedures we performed to address this critical audit matter. We tested the Company’s conclusions that FaceBank Pre-Merger was the accounting acquirer by:

●	evaluating management’s assessment of the post combination voting rights, composition of the board of directors and management, the terms of the exchange, the relative size of the entities, minority voting interests, and the entity initiating the combination, by comparing them to the articles of incorporation and bylaws of the Company, investor presentations, the Merger Agreement, and board minutes of both FaceBank Pre-Merger, fuboTV Pre-Merger and the Company, and corroborating our understanding with internal legal counsel and the audit committee,

●	inquiring of management of both FaceBank Pre-Merger and fuboTV Pre-Merger regarding the business purpose of the transaction and decisions regarding the appointment of board members,

Valuation of certain acquired intangible assets

As discussed in Notes 1 and 4 to the consolidated financial statements, effective April 1, 2020, fuboTV Pre-Merger merged with and into a wholly owned subsidiary of FaceBank Pre-Merger. The purchase price of $576.1 million was allocated to the net assets acquired, inclusive of intangible assets including tradenames and software and technology. The fair value of these intangible assets was $243.6 million as of the acquisition date, of which $219.9 million related to the tradenames and software and technology. The determination of the acquisition date fair value of these intangible assets was primarily based on significant inputs that are not observable in the market.

We identified the assessment of the fair value measurement of the tradenames and software and technology intangible assets acquired in the Merger (certain intangible assets) as a critical audit matter. We identified certain key assumptions, including projected revenues and related growth rates, royalty rates, and discount rates, which were utilized to estimate the fair values of certain intangible assets, that required challenging auditor judgment. These key assumptions are especially challenging to audit as differences may result in material changes in the fair value of certain intangible assets.

The primary procedures we performed to address the critical audit matter included the following. We evaluated the growth rates used by the Company to determine projected revenues by comparing them to certain industry benchmarks and publicly available data, as well as historical achievement. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the discount rates by comparing them to an independently developed range using publicly available market data for comparable entities;

●	evaluating the royalty rates for certain intangible assets by comparing them to royalty rates from comparable licensing agreements within the industry; and

●	developing an estimated range of fair values of certain intangible assets using the Company’s revenue projections and independently developed royalty rates and range of discount rates and comparing them to the Company’s fair value estimates.

Sufficiency of Audit Evidence over Subscriber Related Expenses

As discussed in Note 3 to the consolidated financial statements, the Company recorded $204.2 million of subscriber related expenses during the year ended December 31, 2020, which primarily related to costs for affiliate distribution rights related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers. The Company has certain arrangements whereby affiliate distribution rights are paid in advance or subject to minimum guaranteed payments. An accrual is established when actual affiliate distribution rights are expected to fall short of the minimum guaranteed amounts.

We identified the sufficiency of audit evidence over subscriber related expenses attributable to affiliate distribution rights as a critical audit matter. This matter required subjective auditor judgment given the complexity of the affiliate distribution rights agreements and the Company’s determination of the charges based on its subscribers.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment in determining the nature and extent of procedures to be performed over subscriber related expenses, including cost for affiliate distribution rights. For a sample of affiliate distribution rights, we obtained and read the related affiliate distribution rights agreements and recalculated the subscriber expenses based upon the contractual inputs. We validated the per subscriber rates by agreeing them to the related contract. We independently developed an expected range of the number of monthly subscribers based on a combination of inputs such as cash received and published plan prices and assessed the subscriber count inputs to the calculation as compared to our expectation. If minimum subscriber counts were not met for the period, we recalculated the affiliate distribution rights agreements expenses for the period based on the contractual minimum guarantee. We evaluated the sufficiency of audit evidence obtained over subscriber related expenses by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 25, 2021

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

May 29, 2020, except for the effects of the restatement as to which the date is August 10, 2020

We have served as the Company’s auditor in 2020.

fuboTV Inc. (formerly known as FaceBank Group, Inc.)

Consolidated Balance Sheets

(in thousands, except for share and per share information)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$134,942	$7,624
Accounts receivable, net	17,495	8,904
Prepaid and other current assets	4,277	1,445
Total current assets	156,714	17,973

Property and equipment, net	1,771	335
Restricted cash	1,279	-
Financial assets at fair value	-	1,965
Intangible assets, net	216,449	116,646
Goodwill	478,406	227,763
Right-of-use assets	4,639	3,519
Other non-current assets	91	24
Total assets	$859,349	$368,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,160	$36,373
Accrued expenses	126,393	20,402
Due to related parties	-	665
Notes payable	4,593	4,090
Notes payable - related party	-	368
Convertible notes, net of $710 discount as of December 31, 2019	-	1,358
Shares settled liability	-	1,000
Deferred revenue	17,428	-
Profit share liability	-	1,971
Warrant liabilities	22,686	24
Derivative liability	-	376
Long-term borrowings - current portion	24,255	-
Current portion of lease liability	799	815
Total current liabilities	227,314	67,442

Deferred income taxes	5,100	30,879
Lease liability	3,859	2,705
Long-term borrowings	-	43,982
Other long-term liabilities	128	41
Total liabilities	236,401	145,049

COMMITMENTS AND CONTINGENCIES (Note 17)

Series D Convertible Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 and 461,839 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $462 as of December 31, 2020 and December 31, 2019, respectively	-	462

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, 23,219,613 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	406,665	-
Series X Convertible Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock par value $0.0001: 400,000,000 shares authorized; 92,490,768 and 28,912,500 shares issued at December 31, 2020 and 2019, respectively; 91,690,768 and 28,912,500 shares outstanding at December 31, 2020 and 2019, respectively	9	3
Additional paid-in capital	853,824	257,002
Treasury stock, at cost, 800,000 shares at December 31, 2020 and no shares at December 31, 2019	-	-
Accumulated deficit	(626,456)	(56,123)
Non-controlling interest	(11,094)	22,602
Accumulated other comprehensive loss	-	(770)
Total stockholders’ equity	622,948	222,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$859,349	$368,225

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc. (formerly known as FaceBank Group, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2020	2019
Revenues
Subscriptions	$184,328	$-
Advertisements	24,904	-
Software licenses, net	7,295	4,271
Other	1,219	-
Total revenues	217,746	4,271
Operating expenses
Subscriber related expenses	204,240	-
Broadcasting and transmission	29,542	-
Sales and marketing	63,141	491
Technology and development	30,189	-
General and administrative	77,635	13,302
Depreciation and amortization	43,972	20,765
Impairment of intangible assets and goodwill	248,926	8,598
Total operating expenses	697,645	43,156
Operating loss	(479,899)	(38,885)

Other income (expense)
Interest expense and financing costs	(18,637)	(2,062)
Loss on extinguishment of debt	(24,521)	-
Gain on sale of assets	7,631	-
Loss on investments	-	(8,281)
Unrealized gain in equity method investment	2,614	-
Loss on deconsolidation of Nexway	(11,919)	-
Change in fair value of warrant liabilities	(83,338)	-
Change in fair value of subsidiary warrant liabilities	-	4,504
Change in fair value of shares settled liability	(1,665)	-
Change in fair value of derivative liability	(426)	815
Change in fair value of profit share liability	1,971	(198)
Foreign currency exchange loss	(1,010)	(18)
Other income	147	726
Total other expense	(129,153)	(4,514)
Loss before income taxes	(609,052)	(43,399)
Income tax benefit	9,660	5,272
Net loss	(599,392)	(38,127)
Less: net loss attributable to non-controlling interest	29,059	3,767
Net loss attributable to controlling interest	(570,333)	$(34,360)
Less: Deemed dividend on Series D Preferred stock	-	(9)
Less: Deemed dividend - beneficial conversion feature on preferred stock	(171)	(589)
Net loss attributable to common stockholders	$(570,504)	$(34,958)

Other comprehensive loss
Foreign currency translation adjustment	-	(770)
Comprehensive loss	$(570,504)	$(35,728)

Net loss per share attributable to common stockholders
Basic and diluted	$(12.82)	$(1.57)
Weighted average shares outstanding:
Basic and diluted	44,492,975	22,286,060

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2020 and 2019

(in thousands except for share information)

									Accumulated
					Additional				Other		Total
	Preferred stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at January 1, 2019	1,000,000	$-	7,532,777	$1	$227,570	-	$-	$(21,763)	$-	$26,742	$232,550
Issuance of common stock for cash	-	-	1,028,497	-	2,526	-	-	-	-	-	2,526
Issuance of common stock for cash - Hong Kong investor	-	-	93,910	-	1,063	-	-	-	-	-	1,063
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	-	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	92	-	-	-	-	-	92
Additional shares issued for reverse stock split	-	-	1,373	-	-	-	-	-	-	-	-
Acquisition of Facebank AG and Nexway	-	-	2,500,000	-	19,950	-	-	-	-	3,582	23,532
Issuance of common stock - subsidiary share exchange	-	-	2,503,333	1	3,954	-	-	-	-	(3,955)	-
Issuance of common stock for services	-	-	35,009	-	302	-	-	-	-	-	302
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	2,000	-	13	-	-	-	-	-	13
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(589)	-	-	-	-	-	(589)
Deemed dividend on Series D preferred stock	-	-	-	-	(9)	-	-	-	-	-	(9)
Accrued Series D Preferred stock dividends	-	-	-	-	(14)	-	-	-	-	-	(14)
Common stock issued in connection with note payable	-	-	5,000	-	47	-	-	-	-	-	47
Issuance of common stock in connection with Panda Investment	-	-	175,000	-	1,918	-	-	-	-	-	1,918
Issuance of common stock in connection with note conversion	-	-	16,666	-	50	-	-	-	-	-	50
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(770)	-	(770)
Net loss	-	-	-	-	-	-	-	(34,360)	-	(3,767)	(38,127)
Balance at December 31, 2019 (As restated)	-	$-	28,912,500	$3	$257,002	-	$-	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	-	-	22,664,464	2	203,262	-	-	-	-	-	203,264
Issuance of common stock and warrants for cash	-	-	9,119,066	2	43,097	-	-	-	-	-	43,099
Issuance of common stock - subsidiary share exchange	-	-	2,753,819	-	2,042	-	-	-	-	(2,042)	-
Common stock issued in connection with note payable	-	-	70,500	-	259	-	-	-	-	-	259
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(171)	-	-	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	-	-	(17)	-	-	-	-	-	(17)
Deconsolidation of Nexway	-	-	-	-	-	-	-	-	770	(2,595)	(1,825)
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Merger	32,324,362	566,124	-	-	-	-	-	-	-	-	566,124
Conversion of Series AA Preferred Stock	(9,104,749)	(159,459)	18,209,498	2	159,457	-	-	-	-	-	-
Settlement of share settled liability	-	-	900,000	-	9,097	-	-	-	-	-	9,097
Redemption of redemption feature of convertible preferred stock	-	-	-	-	132	-	-	-	-	-	132
Issuance of common stock to original owners of Facebank AG	-	-	1,200,000	-	12,395	-	-	-	-	-	12,395
Exercise of common stock warrants	-	-	5,843,600	-	99,817	-	-	-	-	-	99,817
Exercise of stock options	-	-	1,418,532	-	2,178	-	-	-	-	-	2,178
Reclassification of warrant liabilities	-	-	-	-	13,535	-	-	-	-	-	13,535
Repurchase of common stock	-	-	-	-	-	(800,000)	-	-	-	-	-
Stock-based compensation	-	-	1,398,789	-	51,739	-	-	-	-	-	51,739
Net loss	-	-	-	-	-	-	-	(570,333)	-	(29,059)	(599,392)
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$-	$(626,456)	$-	$(11,094)	$622,948

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Consolidated Statements of Cash Flows

(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(599,392)	$(38,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,972	20,765
Stock-based compensation	50,739	1,118
Impairment expense intangibles	100,304	8,598
Impairment expense goodwill	148,622	-
Issuance of common stock in connection with cancellation of a consulting agreement	-	13
Issuance of common stock for services rendered	-	302
Non-cash expense relating to issuance of warrants and common stock	2,209	-
Loss on deconsolidation of Nexway, net of cash retained by Nexway	8,564	-
Common stock issued in connection with note payable	67	47
Loss on extinguishment of debt	24,521	-
Loss on investments	-	8,281
Gain on sale of assets	(7,631)	-
Amortization of debt discount	12,327	603
Deferred income tax benefit	(9,660)	(5,272)
Change in fair value of derivative liability	426	(815)
Change in fair value of warrant liability	83,338	-
Change in fair value of subsidiary warrant liability	-	(4,504)
Change in fair value of shares settled liability	1,665	-
Change in fair value of profit share liability	(1,971)	198
Unrealized gain on equity method investments	(2,614)	-
Amortization of right-of-use assets	681	200
Accrued interest on note payable	246	658
Foreign currency exchange loss	1,010	(770)
Other income related to note conversion	-	(50)
Other adjustments	(620)	(1,304)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	(12,591)	7,705
Prepaid expenses and other current assets	(2,141)	(227)
Accounts payable	(39,141)	5,476
Accrued expenses	40,761	(964)
Due to related parties	(665)	-
Deferred revenue	8,619	-
Lease liability	(663)	(200)
Net cash used in operating activities	(149,018)	1,731

Cash flows from investing activities
Purchases of property and equipment	(166)	-
Advance to fuboTV Pre-Merger	(10,000)	-
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	9,373	-
Sale of Facebank AG	(619)	-
Investment in Panda Productions (HK) Limited	-	(1,000)
Acquisition of FaceBank AG and Nexway, net of cash paid	-	2,300
Sale of profits interest in investment in Panda Productions (HK) Limited	-	655
Purchase of intangible assets	(45)	(250)
Payments for leasehold improvements	-	(175)
Lease security deposit	-	(21)
Net cash (used in) provided by investing activities	(1,457)	1,509

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2020	2019
Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of fees	278,883	3,589
Proceeds from exercise of stock options	2,178	-
Proceeds from issuance of preferred stock	-	700
Proceeds from issuance of convertible notes	3,003	847
Proceeds from the exercise of common stock warrants	1,685	-
Repayments of convertible notes	(3,913)	(541)
Proceeds from issuance of Series D preferred stock	203	-
Redemption of Series D preferred stock	(883)	(337)
Proceeds from loans	33,649	-
Repayments of notes payable	(35,400)	(264)
Proceeds from sale of subsidiary’s common stock	-	92
Proceeds from related parties	-	423
Repayments to related parties	(333)	(156)
Net cash provided by financing activities	279,072	4,353

Net increase in cash and restricted cash	128,597	7,593
Cash at beginning of year	7,624	31
Cash and restricted cash at end of year	$136,221	$7,624

Supplemental disclosure of cash flows information:
Interest paid	$5,372	$170
Income tax paid	$-	$-

Non-cash financing and investing activities:
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Merger	$566,124	$-
Conversion of Series AA preferred stock to common stock	$159,459	$-
Reclassification of warrant liabilities to equity	$13,535	$-
Shares settled liability for intangible asset - Floyd Mayweather	$-	$1,000
Reclass of shares settled liability for intangible asset to stock-based compensation	$1,000	$-
Settlement of share settled liability	$9,097	$-
Issuance of common stock to original owners of Facebank AG	$12,395	$-
Issuance of common stock - subsidiary share exchange	$2,042	$-
Deconsolidation of Nexway	$1,825	$-
Cashless exercise of common stock warrants	$98,132	$-
Unpaid financing costs included in accounts payable	$772	$-
Issuance of common stock in connection with Panda Investment	$-	$1,918
Common stock issued in connection with note payable	$259	$-
Issuance of common stock in connection with note conversion	$-	$50
Issuance of common stock upon acquisition of Facebank AG and Nexway	$-	$19,950
Long-term borrowings related to investment	$-	$5,443
Accrued Series D Preferred Stock dividends	$17	$14
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$171	$589
Common stock issued for lease settlement	$-	$130
Measurement period adjustment on the Evolution AI Corporation acquisition	$-	$1,921

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

Incorporation

fuboTV Inc. (“fuboTV” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. and as of May 1, 2020, the Company’s trading symbol was changed to from “FBNK” to “FUBO.”

On October 8, 2020, the Company sold 18,300,000 shares of its common stock in a public offering at $10.00 per share generating $170.2 million in proceeds, net of offering costs. On October 22, 2020, the investment bankers exercised their right to purchase an additional 1,406,708 shares of the Company’s common stock at $10.00 per share generating an additional $13.1 million in proceeds, net of offering costs. In connection with this offering, the Company’s common stock was approved for listing on The New York Stock Exchange (the “NYSE”) under the symbol “FUBO” and commenced trading on the NYSE on October 8, 2020.

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

In accordance with the terms of the Merger Agreement, at the Effective Time of the Merger, all of the capital stock of fuboTV Pre-Merger was converted into shares of our newly-created class of Series AA Convertible Preferred Stock, par value $0.0001 per share (the “Series AA Preferred Stock”) (See Note 16). Each share of Series AA Convertible Preferred Stock is entitled to 0.8 votes per share and is convertible into two shares of our common stock, only in connection with the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Prior to our uplist to the NYSE, the Series AA Convertible Preferred Stock benefited from certain protective provisions that, for example, required us to obtain the approval of a majority of the shares of outstanding Series AA Convertible Preferred Stock, voting as a separate class, before undertaking certain matters.

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

In connection with the Merger, on March 11, 2020, the Company and HLEE Finance S.a.r.l (“HLEE”) entered into a Credit Agreement, dated as of March 11, 2020, pursuant to which HLEE provided the Company with a $100.0 million revolving line of credit (the “Credit Facility”). The Credit Facility was secured by substantially all the assets of the Company. The Credit Facility was terminated on July 8, 2020.

On March 19, 2020, the Company, Merger Sub, Evolution AI Corporation (“EAI”) and Pulse Evolution Corporation (“PEC” and collectively with EAI, Merger Sub and the Company, the “Initial Borrower”) and FB Loan Series I, LLC (“FB Loan”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the Initial Borrower sold to FB Loan senior secured promissory notes in an aggregate principal amount of $10.1 million (the “Senior Notes”). The Company received proceeds of $7.4 million, net of an original issue discount of $2.7 million. In connection with the FB Loan, the Company, fuboTV Sub and certain of their respective subsidiaries granted a lien on substantially of their assets to secure the obligations under the Senior Notes. See Note 12 for more information about the Note Purchase Agreement.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Prior to the Merger, fuboTV Pre-Merger and its subsidiaries were party to a Credit and Guaranty Agreement, dated as of April 6, 2018 (the “AMC Agreement”), with AMC Networks Ventures LLC as lender, administrative agent, and collateral agent (“AMC Networks Ventures”). fuboTV Pre-Merger previously granted AMC Networks Ventures a lien on substantially all of its assets to secure its obligations thereunder. The AMC Agreement survived the Merger and, as of the Effective Time, there was $23.6 million outstanding under the AMC Agreement, net of debt issuance costs. In connection with the Merger, the Company guaranteed the obligations of fuboTV Pre-Merger under the AMC Agreement on an unsecured basis. The liens of AMC Networks Ventures on the assets of fuboTV Pre-Merger are senior to the liens in favor of FB Loan and FaceBank Pre-Merger securing the Senior Notes.

Nature of Business after the Merger

Prior to the Merger, the Company focused on developing its technology-driven IP in sports, movies, and live performances. Since the acquisition of fuboTV Pre-Merger, we are principally focused on offering consumers a leading live TV streaming platform for sports, news, and entertainment through fuboTV. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States.

Our subscription-based streaming services are offered to consumers who can sign-up for accounts through which we provide basic plans with the flexibility for consumers to purchase the best Attachments suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $134.9 million, a working capital deficiency of $70.6 million and an accumulated deficit of $626.5 million as of December 31, 2020. The Company incurred a $599.4 million net loss for the year ended December 31, 2020. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses as it continues to fully ramp up its operating activities. While we expect to continue incurring losses in the foreseeable future, we successfully raised $181.0 million in October 2020, net of offering expenses, through a public offering of our common stock.

On February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Notes”) dated February 2, 2021. The 2026 Notes will bear interest from February 2, 2021 at a rate of 3.25% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased.

The net proceeds from this offering were approximately $391.4 million, after deducting a discount and estimated offering expenses payable by the Company. The Company intends to use the proceeds from this offering for general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures.

The net proceeds from the public sale of common stock and the issuance of the 2026 Notes provide us with the necessary liquidity to continue as a going concern for at least one year from the date of these financial statements.

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries and non-wholly owned subsidiaries where the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the previously reported financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. The significant estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill, long-lived assets, and investments, accruals for contingent liabilities, valuations of derivative liabilities and warrants, equity instruments issued in share-based payment arrangements and accounting for income taxes, including the valuation allowance on deferred tax assets.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. A committee consisting of the Company’s executives are determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. As such, the Company has one operating segment (fuboTV) as of December 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents, including balances held in the Company’s money market account. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents. Restricted cash primarily represents cash on deposit with financial institutions in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as restricted cash on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheet that sum to the total of the same on the consolidated statement of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$134,942	$7,624
Restricted cash	1,279	-
Total cash, cash equivalents and restricted cash	$136,221	$7,624

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.

The majority of the Company’s software and computer systems utilize data processing, storage capabilities and other services provided by Amazon Web Services, or AWS, which cannot be easily switched to another cloud service provider. As such, any disruption of the Company’s interference with AWS would adversely impact the Company’s operations and business.

Fair Value Estimates

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other assets, accounts payable and accrued payroll, approximate their fair values because of the short maturity of these instruments. The carrying amounts of notes payable and long-term borrowings approximate their fair values due to the short-term maturity and the fact that the effective interest rates on these obligations are comparable to market interest rates for instruments of similar credit risk.

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

Accounts Receivable, net

The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts. The Company’s accounts receivable balance consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for doubtful accounts was not necessary as of December 31, 2020 and 2019.

No individual customer accounted for more than 10% of revenue for the year ended December 31, 2020 and 2019. As of December 31, 2020, three customers accounted for more than 10% of accounts receivable. No customers accounted for more than 10% of accounts receivable as of December 31, 2019.

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

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

During the third quarter of 2020, the Company recognized an impairment charge of $148.1 million for the Facebank reporting unit which represented all of the goodwill of that reporting unit. The Company tested goodwill for impairment as of December 31, 2020 and 2019. There were no goodwill impairment charges recorded as of December 31, 2020 and 2019. Changes in economic and operating conditions and the impact of COVID-19 could result in goodwill impairment in future periods.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight- line basis over their estimated useful lives as follows:

Customer relationships	2 years
fuboTV tradename	9 years
Software and technology	9 years

Non-Controlling Interest

Non-controlling interest as of December 31, 2020 represents PEC stockholders who retained an aggregate 26% interest in that entity following the Company acquisition of Evolution AI Corporation. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Sequencing

On July 30, 2019, the Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy. As of September 25, 2020, the Company repaid all of its convertible notes with variable settlement features. As a result of these repayments, the Company is no longer subject to this sequencing policy.

Warrant Liability

The Company accounts for common stock warrants with cash settlement features as liability instruments at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of liabilities classified as warrants has been estimated using the Black-Scholes model.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less, if any, from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

In 2020, the Company generated revenue from the following sources:

1.	Subscriptions – The Company sells various subscription plans through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card on primarily on a monthly basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to the customers, which is ratably over the subscription period. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.

2.	Advertisements – The Company executes agreements with advertisers that want to display ads (“impressions”) within the streamed content. The Company enters into individual insertion orders (“IOs”) with advertisers, which specify the term of each ad campaign, the number of impressions to be delivered and the applicable rate to be charged. The Company invoices advertisers monthly for impressions actually delivered during the period. Each executed IO provides the terms and conditions agreed to in respect of each party’s obligations. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

3.	Software licenses, net – Revenue from the sale of third-party software licenses are recognized as a single performance obligation at the point in time that the software license is delivered to the customer. The Company under its contracts is required to provide its customers with 30 days to return the license for a full refund, regardless of reason, and the Company will be provided a refund in full of its cost to sell the license. Therefore, for Nexway, the Company acts as an agent and recognizes revenue on a net basis. As a result of the deconsolidation of Nexway which was effective as of March 31, 2020, the Company no longer generates revenue from the sale of third-party software licenses. (See Note 7)

4.	Other – The Company has an annual contract to sub-license its rights to broadcast certain international sporting events to a third party. The Company recognizes revenue under this contract at a point in time when it satisfies a performance obligation by transferring control of the promised services to the third party, which generally is when the third party has access to the programming content.

Subscriber Related Expenses

Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers. The Company has certain arrangements whereby affiliate distribution rights are paid in advance or are subject to minimum guaranteed payments. An accrual is established when actual affiliate distribution costs are expected to fall short of the minimum guaranteed amounts. To the extent actual per subscriber fees do not exceed the minimum guaranteed amounts, the Company will expense the minimum guarantee in a manner reflective of the pattern of benefit provided by these subscriber related expenses, which approximates a straight-line basis over each minimum guarantee period within the arrangement. Subscriber related expenses also include credit card and payment processing fees for subscription revenue, customer service, certain employee compensation and benefits, cloud computing, streaming, and facility costs. The Company receives advertising spots from television networks for sale to advertisers as part of the affiliate distribution agreements. Subscriber related expenses totaled $204.2 million and $0 for the years ended December 31, 2020 and 2019, respectively.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Broadcasting and Transmission

Broadcasting and transmission expenses are charged to operations as incurred and consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscriber.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $48.2 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

Expected Volatility - The Company historically has lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price.

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

The Company accounts for forfeited awards as they occur.

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

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

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity. In December 2020, the Company repurchased 800,000 shares of its common stock at par value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible notes, convertible preferred stock, common stock options and warrants because their effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	December 31,
	2020	2019
Basic loss per share:
Net loss	$(599,392)	$(38,127)
Less: net loss attributable to non-controlling interest	29,059	3,767
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(9)
Add: deemed dividend on Series D Preferred Stock	(171)	(589)
Net loss attributable to common stockholders	(570,504)	(34,958)

Shares used in computation:
Weighted-average common shares outstanding	44,492,975	22,286,060

Basic and diluted loss per share	$(12.82)	$(1.57)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2020	2019
Common stock purchase warrants	2,535,528	200,007
Series AA convertible preferred shares	46,439,226
Series D convertible preferred shares	-	461,839
Stock options	20,908,862	16,667
Convertible notes variable settlement feature	-	190,096
Total	69,883,616	868,609

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2020 and the adoption did not have a material impact on the financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2020 and the adoption did not have a material impact on the financial statements and related disclosures.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The adoption of this ASU will not have a material impact on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 4 – Acquisitions

Facebank AG acquisition

On August 15, 2019, the Company acquired 100% of the issued and outstanding capital stock of Facebank AG in exchange for 2,500,000 shares of common stock, par value $0.0001 per share, of the Company. The acquisition was accounted for using the acquisition method accounting. The fair value of the Company’s common stock transferred as consideration in the acquisition was $20.0 million, which was determined using the closing price of the Company’s stock as traded on the OTC. Facebank AG is a privately-owned Swiss holding company which, at the time of acquisition, owned a minority interest in Nexway AG, and had entered into a binding agreement to acquire an aggregate 62.3% majority interest in Nexway AG. On September 16, 2019, Facebank AG completed its acquisition of a majority interest in Nexway AG, which is further discussed below. Facebank AG also owns 100% of SAH, a French joint stock company and investor in the global luxury, entertainment and celebrity focused industries that directly or indirectly holds investments in multiple other subsidiaries.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Facebank AG acquisition (in thousands):

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

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $22.9 million. SAH was the borrower under a EUR 20.0 million bond due March 31, 2024 and an interest rate of 7%. The principal amount outstanding under the borrowing was EUR 14.5 million, and EUR 16.7 million at August 15, 2019 (acquisition date) and December 31, 2019.

At August 15, 2019, SAH was also the borrower under a EUR 5.0 million term loan with Highlight Finance Corp. as the lender and an interest rate of 4.0%. The term loan was effectively settled as part of Facebank AG’s acquisition of Nexway AG and Highlight Finance Corp. on September 19, 2019 and is not outstanding at December 31, 2020 and 2019. Refer to the following section for further discussion on the acquisition of Nexway AG and Highlight Finance Corp.

Nexway AG Acquisition

On September 16, 2019, Facebank AG, a wholly owned subsidiary of the Company, acquired 333,420 shares, or approximately 51%, of Nexway and 35,000 shares, or approximately 70%, of Highlight Finance Corp. (“HFC”) (the “Nexway AG Acquisition”). Prior to the acquisition, Facebank AG owned 74,130 shares of Nexway, representing approximately 11.3% of the outstanding common shares of Nexway. Nexway is a Karlsruhe-based and Germany-listed software and solutions company, which provides a subscription-based platform for the monetization of intellectual property, principally for entertainment, games and security software companies, through its proprietary merchant presence in 180 different countries. HFC is a British Virgin Islands company with a EUR 15.0 million term bond facility issued and outstanding as of the acquisition date.

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Purchase Price Allocation

The following table summarizes the allocation of the purchase price to the assets acquired, liabilities assumed and noncontrolling interest for the Nexway AG Acquisition (in thousands):

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

The liabilities assumed in the acquisition include long-term borrowings with an acquisition-date fair value of $24.6 million. Nexway AG was the borrower of EUR 12.0 million secured notes, of which EUR 7.5 million was outstanding upon the acquisition on September 19, 2019. The Nexway borrowing has a maturity date of September 8, 2023 and interest rate of 6.5%. HFC was the borrower under a EUR 15.0 million bond due April 30, 2024 and an interest rate of 4%.

As discussed in Note 7, the Facebank AG and Nexway businesses were disposed of in 2020. The results of the operations of Facebank AG and Nexway were not material to the consolidated financial statements of fuboTV Inc. for the year-ended December 31, 2020.

The following unaudited pro forma financial information for the year ended December 31, 2019 presents combined results of operations as if the Nexway AG acquisition had occurred on January 1, 2019 (in thousands except per share data):

Year ended
December 31, 2019
Operating revenues	$14,928
Net loss	$(44,088)

Proforma EPS - basic and diluted	$(1.98)

Fubo TV Merger

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

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

The purchase price for the merger was determined to be $576.1 million, which consists of (i) $530.1 million market value ($8.20 per share stock price of the Company as of April 1, 2020) of 64.6 million common shares (on an as-converted basis), (ii) $36.0 million related to the fair value of outstanding options vested prior to the Merger and (iii) $10.0 million related to the effective settlement of a preexisting loan receivable from fuboTV Pre-Merger. No gain or loss was recognized on the settlement as the loan was effectively settled at the recorded amount. Transaction costs of $0.9 million were expensed as incurred.

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

The following table presents the allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of fuboTV Pre-Merger, planned growth in new markets, and synergies expected to be achieved from the combined operations of FaceBank Pre-Merger and fuboTV Pre-Merger. The goodwill established was included within a new fuboTV reporting unit.

During the year ended December 31, 2020, the Company continued finalizing its valuations of the assets acquired and liabilities assumed in the April 1, 2020 acquisition of fuboTV based on new information obtained about facts and circumstances that existed as of the acquisition date. During the year ended December 31, 2020, the Company recorded measurement period adjustments, reducing its acquisition date goodwill by approximately $84.5 million primarily to increase the net deferred tax assets based on a final assessment of the realizability of deferred tax assets acquired in the merger and the resulting impact on the Company’s valuation allowance of its deferred tax assets.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Fair Value
Assets acquired:
Cash and cash equivalents	$8,040
Accounts receivable	5,831
Prepaid expenses and other current assets	976
Property & equipment	2,042
Restricted cash	1,333
Other noncurrent assets	397
Operating leases - right-of-use assets	5,395
Intangible assets	243,612
Deferred tax asset	15,527
Goodwill	478,406
Total assets acquired	761,559

Liabilities assumed:
Accounts payable	$66,498
Accrued expenses and other current liabilities	80,996
Long-term borrowings - current portion	5,625
Operating lease liabilities	5,395
Deferred revenue	8,809
Long-term debt, net of issuance costs	18,125
Total liabilities assumed	$185,448

Net assets acquired	$576,111

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

The deferred tax assets represent the deferred tax impact associated with the differences in book and tax basis, including incremental differences created from the purchase price allocation and acquired net operating losses. Deferred taxes associated with estimated fair value adjustments reflect an estimated blended federal and state tax rate, net of tax effects on state valuation allowances. For balance sheet purposes, where U.S. tax rates were used, rates were based on recently enacted U.S. tax law. The effective tax rate of the combined company could be significantly different (either higher or lower) depending on post-merger activities, including cash needs, the geographical mix of income, and changes in tax law.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

The following unaudited pro forma consolidated results of operations assume that the acquisition of fuboTV Pre-Merger was completed as of January 1, 2019 (in thousands):

	Years ended December 31,
	2020	2019
Total revenues	$268,793	$150,801
Net loss attributable to common stockholders	$(590,404)	$(255,488)

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Note 5 – Revenue From Contracts With Customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Year Ended December 31
	2020	2019
Subscriptions	$184,328	$-
Advertisements	24,904	-
Software licenses, net – Nexway eCommerce Solutions	7,295	4,271
Other	1,219	-
Total revenue	$217,746	$4,271

Contract balances

There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the year ended December 31, 2020 and 2019.

For the year ended December 31, 2020 and 2019, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying consolidated balance sheet as of December 31, 2020 and 2019.

The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of December 31, 2020, the Company’s contract liabilities totaled approximately $17.4 million and are recorded as deferred revenue on the accompanying consolidated balance sheet. There were no contract liabilities recorded as of December 31, 2019.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

Note 6 – Property and Equipment, Net

Property and equipment, net, is comprised of the following (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$573	$335
Computer equipment	801	-
Leasehold improvements	2,272	-
	3,646	335
Less: Accumulated depreciation	(1,875)
Total property and equipment, net	$1,771	$335

Depreciation expense totaled approximately $0.4 million for the year ended December 31, 2020. Depreciation expense totaled $0.1 million for the year ended December 31, 2019.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 7 – FaceBank AG and Nexway – Disposition

Through its ownership in FaceBank AG, the Company had an equity investment of 62.3% in Nexway AG (“Nexway”), which it acquired beginning on August 15, 2019 and on September 16, 2019. The equity investment in Nexway was a controlling financial interest and the Company consolidated its investment in Nexway under ASC 810, Consolidation.

On March 31, 2020, the Company relinquished approximately 20% of the total Nexway shareholder votes associated with its investment, which reduced the Company’s voting interest in Nexway to 42.6%. As a result of the Company’s loss of control in Nexway, the Company deconsolidated Nexway as of March 31, 2020 as it no longer had a controlling financial interest.

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

During the quarter ended September 30, 2020, the Company sold 100% of its ownership interest in Facebank AG and its remaining investment in Nexway to the former owners and recognized a gain on sale of its investment of approximately $7.6 million, which is included as a gain on the sale of assets, a component of other income (expense) on the accompanying consolidated statement of operations.

The following table represents the net carrying value of the Company’s investment in Facebank AG and Nexway and the related gain on sale of its investment (in thousands):

Investment in Nexway	$4,989
Financial assets at fair value	1,965
Goodwill	28,541
Total assets	35,495
Loan payable	56,140
Net carrying amount	(20,645)
Issuance of common stock to original owners of Facebank AG	12,395
Cash paid to former owners of Facebank AG	619
Gain on sale of investment in Facebank AG	$(7,631)

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 8 – Intangible Assets and Goodwill

Intangible Assets

The table below summarizes the Company’s intangible assets at December 31, 2020 and 2019 (in thousands):

		Weighted	December 31, 2020
	Useful Lives (Years)	Average Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	5	-	$123,436	$(85,281)	$(38,155)	$-
Trademark and trade names	5	-	7,746	(5,294)	(2,452)	-
Animation and visual effects technologies	4	-	6,016	(4,024)	(1,992)	-
Digital asset library	4	-	7,536	(5,131)	(2,405)	-
Intellectual Property	7	-	828	(574)	(254)	-
Customer relationships	2	1.5	23,678	-	(8,880)	14,798
fuboTV tradename	9	8.5	38,197	-	(3,183)	35,014
Software and technology	9	8.5	181,782	-	(15,145)	166,637
Total			$389,219	$(100,304)	$(72,466)	$216,449

		Weighted	December 31, 2019
	Useful Lives (Years)	Average Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	7	6	$123,436	$-	$(24,646)	$98,790
Trademark and trade names	7	6	9,432	(1,686)	(1,549)	6,197
Animation and visual effects technologies	7	6	6,016	-	(1,203)	4,813
Digital likeness development	5-7	5.5	7,505	-	(1,251)	6,254
Intellectual Property	7	6	3,258	(2,430)	(236)	592
Customer relationships	11	11	4,482	(4,482)	-	-
Total			$154,129	$(8,598)	$(28,885)	$116,646

The intangible assets are being amortized over their respective original useful lives, which range from 2 to 11 years. The Company recorded amortization expense related to the above intangible assets of approximately $43.6 million and $20.8 million for the years ended December 31, 2020 and 2019, respectively. As noted above, the Company recorded an impairment charge of $100.3 million and $8.6 million during the years ended December 31, 2020 and 2019, respectively.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2021	$36,291
2022	27,412
2023	24,452
2024	24,437
Thereafter	103,857
Total	$216,449

Goodwill

The following table is a summary of the changes to goodwill for the year ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Beginning balance	$227,763	$149,975
Nexway Acquisition	-	51,168
Facebank AG Acquisition	-	28,541
Measurement period adjustment for EAI acquisition	-	(1,921)
Deconsolidation of Nexway	(51,168)	-
Acquisition of fuboTV	478,406	-
Less: Sale of Facebank AG	(28,541)	-
Impairment expense	(148,054)	-
Ending balance	$478,406	$227,763

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are presented below (in thousands):

	December 31,
	2020	2019
Suppliers	$-	$37,508
Affiliate fees	102,914	-
Broadcasting and transmission	13,297	-
Selling and marketing	13,347	-
Payroll taxes (in arrears)	-	1,308
Accrued compensation	2,552	3,649
Legal and professional fees	4,582	3,936
Accrued litigation loss	-	524
Taxes (including value added)	13,542	5,953
Subscriber related	1,937	-
Other	5,382	3,897
Total	$157,553	$56,775

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 10 – Income Taxes

The benefit of income taxes for the years ended December 31, 2020 and 2019 consist of the following (in thousands):

	For the Years Ended December 31,
	2020	2019
U.S. Federal
Current	$-	$-
Deferred	7,930	4,302
State and local
Current	-	-
Deferred	1,730	970
Valuation allowance	-	-
Income tax benefit	$9,660	$5,272

A reconciliation of the statutory federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019
Federal rate	21.00%	21.00%
State income taxes, net of federal benefit	0.28	4.74
Non-controlling interest	-	(0.82)
Nexway activity and deconsolidation	(0.40)	-
Common stock issued for services	-	(0.82)
Incentive stock options	(0.38)	-
Change in fair value of derivative, warrant liability, and gain on extinguishment of convertible notes	(3.42)	1.16
Amortization of debt discount	-	(0.13)
Loss on investments	-	(1.81)
Goodwill impairment	(5.10)	-
Other	(0.12)	-
Change in valuation allowance	(10.27)	(9.49)
Income tax benefit	1.58%	13.83%

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$133,281	$-
Accruals and deferrals	4,419	-
Stock based compensation	6,732	-
Interest expense limitation	4,409	-
Other	1,965	-
Total deferred tax assets	150,806	-
Less: Valuation allowance	(102,869)	-
Net deferred tax assets	$47,937	$-

Deferred tax liabilities:
Intangible assets	$51,736	$30,879
Other	1,301	-
Total deferred tax liabilities	$53,037	$30,879

Net deferred tax liabilities	$5,100	$30,879

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. At December 31, 2020 and 2019, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more likely than not threshold therefore, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $102.9 million and $0.0 million in the years ended December 31, 2020 and December 31, 2019, respectively.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, The U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). We have evaluated the provisions of the CARES Act and CCA Act and determined that it did not result in a significant impact on our tax provision.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $557.1 million. The federal net operating loss carryforwards of $88.1 million generated before January 1, 2018 will begin to expire in 2033, and $469.0 million will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2020, the Company had state net operating loss carryforwards of $307.7 million. The state net operating loss carryforward of $276.6 million will begin to expire in 2033 and $31.1 million will carryforward indefinitely but are subject to the 80% taxable income limitation.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code, as well as similar state provisions. In general, an “ownership change” as defined by Code Sections 382 and 383, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares have resulted in such an ownership change and could result in an ownership change in the future upon subsequent disposition.

The Company conducted an analysis of our stock ownership under Internal Revenue Code Section 382 and 383. The net operating loss carryforwards are subject to annual limitations as a result of the ownership changes in 2015, 2016, 2019 and 2020. Approximately $1.1 million of the net operating loss carryforwards are expected to expire before the utilization.

The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on an income tax return. No liability related to uncertain tax positions was required to be recorded in the financial statements as of December 31, 2020 and 2019.

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in income tax expense in the Company’s consolidated statements of operations. The Company had not incurred any material tax interest or penalties as of December 31, 2020. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

The Company is subject to taxation in the United States and various state jurisdictions, and Spain. The Company had been delinquent in filings since December 31, 2014. During 2020, the Company filed all past due income tax returns There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2013 through 2020 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2018 to 2020 tax years will remain open for examination by the Spain tax authority for four years starting from the day following the date of termination of the voluntary tax filing period.

Note 11 - Related Parties

As of December 31, 2019, amounts owed to related parties consisted of the following (in thousands):

December 31, 2019
Alexander Bafer, former Executive Chairman	$20
John Textor, former Chief Executive Officer and affiliated companies	592
Other	53
Total	$665

Our former Chairman, Mr. Bafer, advanced an unsecured, non-interest-bearing loan to the Company which is payable on demand. The amounts due to John Textor, Chief Executive Officer, represents an unpaid compensation liability assumed in the acquisition of EAI. The amounts due to other related parties also represent financing obligations assumed in the acquisition of EAI.

During the year ended December 31, 2019, the Company received approximately $423,000 from related parties, including a $300,000 advance from FaceBank, Inc., a development stage company controlled by Mr. Textor, $56,000 from Mr. Bafer, $37,000 from Mr. Textor and $30,000 from other related parties. During the year ended December 31, 2019, the Company paid approximately $156,000 to related parties, including $56,000 to Mr. Bafer, $49,000 to Mr. Textor and $51,000 to other related parties

On July 31, 2020, Alexander Bafer resigned as a member of the Company’s Board of Directors and as an executive officer of the Company and John Textor resigned as a member of the Board of Directors of the Company.

On December 1, 2020, the Company entered into a separation agreement with Mr. Textor which provided for one lump sum payment totaling $500,000. No further amounts are due and payable by the Company for advances from Mr. Textor.

The amounts due to other related parties at December 31, 2019 represent financing obligations assumed in the acquisition of EAI.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 12 - Notes Payable and Long-Term Borrowings

Notes payable and long-term borrowings as of December 31, 2020 and 2019 consist of the following (in thousands):

		December 31,
Note	Stated Interest Rate	2020	2019
AMC Networks Ventures, LLC	LIBOR plus 5.25% per annum	$19,556	$-
CAM Digital LLC	10.0%	4,558	4,090
PPP Note	1.0%	4,699	-
Stock Access Holdings (SAH)	7.0%	-	18,764
Highlight Finance Corp (HFC)	4.0%	-	14,530
Nexway SAS	6.5%	-	10,688
Related party	18.0%	-	368
Other	4.0%	35	-
		$28,848	$48,440

Senior Secured Loan

In April 2018, fuboTV pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company recorded this loan at its fair value of $23.8 million in connection with its acquisition of fuboTV Pre-Merger on April 1, 2020. The Company has made principal repayments of $3.8 million during the year ended December 31, 2020. As of December 31, 2020, the outstanding balance of the Term Loan is approximately $20.0 million and is included in long-term borrowings – current portion on the accompanying consolidated balance sheet.

The Term Loan matures on April 6, 2023, has certain financial covenants and requires the Company to maintain a certain minimum subscriber level. The Company was in compliance with all financial covenants at December 31, 2020.

CAM Digital, LLC

The Company has recognized, through the consolidation of its subsidiary EAI, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $1.6 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The CAM Digital Note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 shares of Series X Convertible Preferred Stock during the year ended December 31, 2019). The holders of the CAM Digital Note have agreed not to declare the CAM Digital Note in default and to forbear from exercising remedies which would otherwise be available in the event of a default, while the CAM Digital Note continues to accrue interest. The Company is currently in negotiation with such holders to resolve the matter and the outstanding balance as of December 31, 2020, including interest and penalties, is $4.6 million. The balance of $4.6 million is included in notes payable on the accompanying consolidated balance sheet.

FBNK Finance S.a.r.l

On February 17, 2020, FBNK Finance S.a.r.l, a wholly-owned subsidiary of FaceBank AG (“FBNK Finance”), issued EUR 50.0 million of bonds (or $55.1 million). There were 5,000 notes with a nominal value EUR 10,000 per note. The bonds were issued at par with 100% redemption price. The maturity date of the bonds was February 15, 2023 and the bonds had a 4.5% annual fixed rate of interest. Interest is payable semi-annually on August 15 and February 15. The bonds are unconditional and unsubordinated obligations of FBNK Finance. The majority of the proceeds were used for the redemption of the bonds issued by SAH, HFC and Nexway SAS. The Company recorded a loss of $11.0 million during the year ended December 31, 2020 which was recorded as loss extinguishment of debt on the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company recorded a $1.0 million foreign exchange loss upon remeasurement to USD.

During the quarter ended September 30, 2020, the Company sold its investment in FaceBank AG and Nexway and derecognized the carrying value of the bonds of $56.1 million (see Note 7).

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Credit and Security Agreement

As described in Note 1, on March 11, 2020, the Company and HLEE entered into the Credit Facility with HLEE. The Credit Facility is secured by substantially all the assets of the Company. As of December 31, 2020, there were no amounts outstanding under the Credit Facility.

On July 8, 2020, the Company entered into a Termination and Release Agreement with HLEE to terminate the Credit Agreement. The Company did not draw down on the Credit Agreement during its term.

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

Each Borrower’s obligations under the Senior Notes were secured by substantially all of the assets of each such Borrower pursuant to a Security Agreement, dated as of March 19, 2020, by and among Borrower and FB Loan (the “Security Agreement”).

Interest on the Senior Notes accrued until full and final repayment of the principal amount of the Senior Note at a rate of 17.39% per annum. The maturity date of the Senior Notes was the earlier to occur of (i) July 8, 2020 and (ii) the date the Borrower receives the proceeds of any financing. The Borrower may prepay or redeem the Senior Note in whole or in part without penalty or premium.

In connection with the Note Purchase Agreement, the Company issued FB Loan a warrant to purchase 3,269,231 shares of its common stock at an exercise price of $5.00 per share (the “FB Loan Warrant”) and 900,000 shares of its common stock. The fair value of the warrant on the Senior Notes issuance date was approximately $15.6 million and was recorded as a warrant liability with subsequent changes in fair value recognized in earnings each reporting period through the date the warrants were exercised (see Note 13). The fair value of the 900,000 common stock issuable was based upon the closing price of the Company’s common stock as of March 19, 2020 (or $8.15 per share or $7.3 million) and was recorded as a share settled liability on the issuance date with subsequent changes in fair value recognized in earnings through date of issuance of the shares. Since the fair value of the warrants and common stock exceeded the principal balance of the Senior Notes, the Company recorded a loss on issuance of the Senior Notes totaling $12.9 million and is reflected in loss on extinguishment of debt in other income (expense) on the accompanying consolidated statement of operations.

On April 28, 2020, these shares were issued at $10.00 per share. The Company recorded a change in fair value of shares settled payable of approximately $1.7 million during the year ended December 31, 2020 reflected in change in fair value of share settled liability within other income (expense) on the accompanying consolidated statement of operations.

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

The Company entered into various amendments to the Note Purchase Agreement to waive or modify certain covenants. On July 3, 2020, the Company repaid $10.1 million related to the Note Purchase Agreement.

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

The Company repaid in full the PPP Note in February 2021. Consequently, as of December 31, 2020, the Company recorded the principal balance of $4.7 million as long-term borrowings– current portion on the accompanying consolidated balance sheet.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Revenue Participation Agreement

On May 15, 2020, the Company entered into a revenue participation agreement with Fundigo, LLC for $10.0 million (the “Purchase Price”). The Company received net proceeds of $9.5 million, net of an original issue discount of $0.5 million, in exchange for participation in all of the Company’s future accounts, contract rights, and other obligations arising from or relating to the payment of monies from the Company’s customers and/or third-party payors (the “Revenues”), until an amount equal to 145% of the Purchase Price, or $14.5 million (the “Revenue Purchased Amount”) has been paid. The repayment amount is reduced under the following circumstances.

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

The Company accounted for this agreement as a loan and as of December 31, 2020 the loan was repaid in full. Interest expense incurred on the loan was $3.1 million for the year ending December 31, 2020.

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

Credit Agreement

On July 16, 2020, the Company entered into a Credit Agreement (the “Access Road Credit Agreement”) with Access Road Capital LLC (the “Lender”). Pursuant to the terms of the Access Road Credit Agreement, the Lender extended a term loan (the “Loan”) to us with a principal amount of $10.0 million. The Loan bears interest at a fixed rate of 13.0% per annum and matures on July 16, 2023. The Company repaid the loan in full on October 2, 2020.

Notes Payable - Related Parties

On August 8, 2018, the Company assumed a $172,000 note payable due to a relative of the then-Chief Executive Officer, John Textor. The note had a three-month roll-over provision, and different maturity and repayment amounts if not fully paid by its due date. The note bears interest at 18% per annum. The Company had accrued default interest for the additional liability in excess of the principal amount. Accrued interest and penalties as of December 31, 2019 was approximately $0.3 million and was recognized as note payable – related parties on the accompanying consolidated balance sheet. On August 3, 2020, the note maturity date was extended to December 31, 2020. On September 13, 2020, the note was amended to reduce the interest rate to 4% per annum retroactive to issuance date of the note. As of December 31, 2020, the principal balance and accrued interest totaled approximately $35,000.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 13 - Fair Value Measurements

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

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2020 and December 31, 2019 (in thousands):

	Fair valued measured at December 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$22,686	$22,686
Total financial liabilities at fair value	$-	$-	$22,686	$22,686

	Fair valued measured at December 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value
Financial assets at fair value	$-	$-	$1,965	$1,965
Total Financial Assets at Fair Value	$-	$-	$1,965	$1,965

Financial liabilities at fair value:
Derivative liability - convertible notes	$-	$-	$1,203	$1,203
Profits interest sold	-	-	1,971	1,971
Embedded put option	-	-	376	376
Warrant liability - Subsidiary	-	-	24	24
Total financial liabilities at fair value	$-	$-	$3,574	$3,574

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the year ended December 31, 2020 and 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative - Convertible Notes	Profits Interests Sold	Embedded Put Option	Warrant liabilities
Fair value at December 31, 2018	$1,018	$-	$-	$4,528
Change in fair value	(678)	198	(137)	(4,504)
Additions	863	1,773	589	-
Redemption	-	-	(76)	-
Fair value at December 31, 2019	1,203	1,971	376	24
Change in fair value	(206)	(1,971)	(220)	83,338
Additions	3,583	-	172	50,743
Redemption	(4,580)	-	(328)	(97,884)
Reclassification of warrant liabilities	-	-	-	(13,535)
Fair value at December 31, 2020	$-	$-	$-	$22,686

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Warrant Liabilities

FB Loan Warrant

In connection with its Note Purchase Agreement (see Note 12), the Company issued the FB Loan Warrant and the warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value during the year ended December 31, 2020 was recorded as a change in fair value of warrants in other income (expense) in the consolidated statement of operations. As of December 31, 2020, the FB Loan Warrant was fully exercised.

Purchase Agreements with Investors

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 3,735,922 shares (the “Purchased Shares”) of the Company’s common stock and issued 3,735,922 warrants to the Investors. These warrants were initially reported as warrant liabilities due to the Company’s sequencing policy disclosed in Note 3. On September 25, 2020, the Company repaid all of its variable convertible notes. As a result of this repayment, the Company was no longer subject to a sequencing policy and therefore reclassified $13.5 million of warrant liabilities to additional paid in capital as of that date.

Between August 20, 2020 and September 29, 2020, the Company entered into Purchase Agreements, with certain investors (the “Investors”), pursuant to which the Company sold an aggregate of 1,843,726 shares (the “Purchased Shares”) of the Company’s common stock and issued 1,843,726 warrants to the Investors. The aggregate warrant liabilities were recorded at the date of grant at fair value of $5.5 million. Subsequent changes in fair value for the year ended December 31, 2020 were recorded as change in fair value of warrant liabilities in the consolidated statement of operations. The Company used a Black-Scholes model to estimate the fair value of the warrant liability at December 31, 2020 using the following inputs:

December 31, 2020
Fair value of underlying common shares	$28.00
Exercise price	$9.25
Expected dividend yield	—%
Expected volatility	73.9% - 75.1%
Weighted average expected volatility	74.35%
Risk free interest rate	0.1% - 0.11%
Weighted average risk free interest rate	10.57%
Expected term (years)	1.14 - 1.24
Weighted average expected term (years)	1.19

ARETE Wealth Management

On May 25, 2020, the Company issued to ARETE Wealth Management a warrant to purchase 275,000 shares of the Company’s common stock for investment services. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the year ended December 31, 2020 were recorded as change in fair value of warrant liabilities in the consolidated statement of operations. As of December 31, 2020, these warrants were fully exercised.

Auctus Warrant

On April 1, 2020, the Company issued 142,118 common stock warrants in connection with a $1.1 million convertible note. The warrant was recorded as a warrant liability utilizing the Black-Scholes pricing model. The warrant liability was recorded at the date of grant at fair value. Subsequent changes in fair value for the year ended December 31, 2020 were recorded as change in fair value of warrant liability in the consolidated statement of operations. On September 29, 2020, the Company entered into an amendment related to the common stock warrants and issued an additional 217,357 warrants. As of December 31, 2020, these warrants were fully exercised.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Subsidiary Warrant Liability

The Company assumed liability for a warrant issued by PEC that expires on January 28, 2023. The fair value of the warrant liability, totaled $25,000 on December 31, 2020 and $24,000 on December 31, 2019, resulting in a change in fair value of $1,000 that is reported as a component of other income/(expense) in the consolidated statement of operations for the year ended December 31, 2020.

Note 14 - Convertible Notes Payable

During the year ended December 31, 2020, the Company repaid all of its convertible notes. As of December 31, 2019, the carrying amounts of the convertible notes including the remaining principal balance plus the fair value of the derivative liabilities associated with the variable share settlement feature and unamortized discounts is as follows (in thousands):

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

Note 15 – Temporary Equity

As of December 31, 2019, the Company had 462,000 shares of Series D Preferred Stock outstanding. The Series D Preferred stock was classified as temporary equity because it had redemption features that were outside the control of the Company. As of December 31, 2020, all of the shares of Series D Preferred Stock have been redeemed by the Company and there will be no future issuances.

Note 16- Stockholders’ Equity/ (Deficit)

Authorized Share Capital

The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.

Series X Convertible Preferred Shares

The Company had no shares, par value $0.0001, of Series X Convertible Preferred Shares, issued and outstanding at December 31, 2020 and 2019. Series X Convertible Preferred shares have the rights to receive dividends or any distributions on a “as-converted basis” and also each Series X Convertible Preferred stockholder held the right to 1 vote relative to each stockholder of common stock, on a “as-converted basis”. Each Series X Convertible Preferred share is convertible into 15 shares of common stock.

On February 28, 2019, the 1,000,000 Series X Preferred Shares automatically converted into 15,000,000 shares of common stock.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

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

Year ended December 31, 2020

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

In October 2020, the Company sold 19,706,708 shares of its common stock in a public offering at $10.00 per share generating approximately $181.0 million in proceeds, net of offering costs.

Year ended December 31, 2019

In March 2019, the Company raised $1.1 million in a private placement transaction by issuing 93,910 shares of its common stock for $11.28 per share to a Hong Kong-based family office group. The Company contemporaneously issued warrants to purchase an additional 200,000 shares of common stock to the investor in this transaction. The warrants feature an exercise price of $11.31 per share and may be exercised at any time prior to March 31, 2020. The warrants were determined to be equity instruments and are therefore classified within stockholders’ equity in accordance with ASC 815.

The Company raised an additional $2.5 million through issuances of an aggregate of 1,028,497 shares of its common stock in private placement transactions during the year ended December 31, 2019 to several other investors.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Issuance of Common Stock and Warrants for Cash

Between May 11, 2020 and June 8, 2020, the Company entered into Purchase Agreements, pursuant to which the Company sold an aggregate of 3,735,922 shares of the Company’s common stock at a purchase price of $7.00 per share and issued warrants to the Investors covering a total of 3,735,922 shares of the Company’s common stock for an aggregate purchase price of $26.1 million.

The Company raised approximately $0.5 million through issuances of an aggregate of 170,391 shares of its common stock in private placement transactions during the three months ended June 30, 2020 with investors.

Between August 20, 2020 and August 28, 2020, the Company entered into Purchase Agreements, pursuant to which the Company sold an aggregate of 5,212,753 shares of the Company’s common stock at a purchase price of $9.25 per share and issued warrants to the Investors covering a total of 1,303,186 shares of the Company’s common stock for an aggregate purchase price of $48.2 million.

Issuance of Common Stock for Acquisitions

Year ended December 31, 2020

During the year ended December 31, 2020, the Company has issued 2,753,819 shares of its common stock in exchange for 17,950,055 shares of its subsidiary PEC, respectively. The interests exchange in PEC were previously recorded within noncontrolling interests and the transactions were accounted for as a reduction of $2.0 million of noncontrolling interests for the carrying value of those noncontrolling interests at the date of exchange with an offsetting increase in Additional paid-in capital, during the year ended December 31, 2020.

Year ended December 31, 2019

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

Issuance of Common Stock for Conversion of Series AA Preferred stock

During the year ended December 31, 2020, the Company issued 18,209,498 shares of its common stock in exchange for 9,104,749 shares of the Company’s Series AA Preferred Stock.

Issuance of Common Stock for Shares Settled Liability

During the year ended December 31, 2020, the Company issued 900,000 shares of its common stock with a fair value of approximately $9.1 million or $10.00 per share in connection with the Company’s Note Purchase Agreement with FB Loan (See Note 12).

Other Issuance of Common Stock

Year ended December 31, 2020

On January 1, 2020, the Company entered into the first amendment to a joint business development agreement and issued 200,000 shares of its restricted common stock with a fair value of $1.8 million in exchange for business development services. During the year ended December 31, 2020, the Company issued 636,289 shares of common stock with a fair value of $5.5 million in exchange for consulting services. In addition, the Company issued 62,500 shares of its common stock with a fair value of approximately $0.6 million in exchange for services rendered in connection with the Company’s amended Digital Likeness Development Agreement by and among Floyd Mayweather, the Company and FaceBank, Inc., effective as of July 31, 2019, as amended (the “Mayweather Agreement”).

During the year ended December 31, 2020, the Company issued 70,500 shares of its common stock with a fair value of approximately $0.3 million in connection with the issuance of convertible notes.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Year ended December 31, 2019

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

Issuance of Common Stock for Exercise of Warrants

During the year ended December 31, 2020, the Company issued 5,843,600 shares of its common stock with a fair value of approximately $27.3 million for the exercise of 7,003,005 common stock warrants and received cash of approximately $1.7 million.

Issuance of Common Stock for Exercise of Stock Options

During the year ended December 31, 2020, 1,418,532 options to purchase shares of the Company’s common stock were exercised for cash of approximately $2.2 million.

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

Share Purchase Agreement

On July 10, 2020, we entered into a Share Purchase Agreement (the “SPA”) with C2A2 Corp. AG Ltd. and Aston Fallen (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed to acquire all of the 1,000 shares of Facebank AG common stock, held by the Company. The transaction closed on July 10, 2020 and the Company redeemed an aggregate of 3,633,114 shares of the Company’s common stock at a redemption price of $0.0001 per share in exchange for 4,833,114 new shares of Company common stock at a sale price of $0.0001 per share, resulting in a net issuance of 1,200,000 new shares of the Company’s common stock. The Company and C2A2 also entered into a Call Option Agreement allowing the Company to purchase 42% of Facebank AG shares as part of the Share Purchase Agreement, for a cash consideration of CHF 1 in total for the period of 5 years following the closing.

In December 2020, the Company entered into a Termination and Redemption Agreement whereby the Company agreed to terminate the Call Option Agreement in exchange for repurchasing 800,000 shares of the Company’s common shares at par value.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

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

Stock-based compensation

During the year ended December 31, 2020, the Company recognized stock-based compensation expense as follows (in thousands):

Year Ended December 31, 2020
Shares issued for services	$13,410
Employee stock options	17,325
Market and performance based stock options	20,858
Restricted stock units	146
$51,739

No stock-based compensation from issuances under recognized plans were recognized during the year ended December 31, 2019.

Options

The Company provides stock-based compensation to employees, directors and consultants under the Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.

During the year ended December 31, 2020, the Company granted 14,428,566 options to purchase shares of the Company’s common stock under the Plan. During the year ended December 31, 2020, 280,000 options to purchase shares of the Company’s commons stock were granted outside of the Plan. No options were granted during the year ended December 31, 2019.

The following was used in determining the fair value of stock options granted during the year ended December 31, 2020:

For the Year Ended
December 31, 2020
Dividend yield	-
Expected price volatility	44.4% - 57.3%
Risk free interest rate	0.23% - 0.58%
Expected term	5.3 - 7.5 years

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Employees

A summary of activity under the Plan for the year ended December 31, 2020 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	16,667	$28.20	$-	7.3
Options assumed from Merger	8,051,098	$1.31
Granted	11,350,269	$9.35
Exercised	(1,418,532)	$1.52
Forfeited or expired	(448,937)	$1.00
Outstanding as of December 31, 2020	17,550,565	$6.51	$376,836	8.5

Options vested and exercisable as of December 31, 2020	9,624,127	$5.68	$214,797	8.1

The total fair value of stock options granted during the year ended December 31, 2020 was approximately $106.2 million. During the year ended December 31, 2020, 1,418,532 options were exercised with a weighted average fair value of approximately $2.2 million or $1.52 per share.

As of December 31, 2020, the unrecognized stock-based compensation expense related to unvested options was approximately $63.9 million to be recognized over a period of 3.6 years.

Market and Service Condition Based Stock Options

During the year ended December 31, 2020, 3,078,297 stock options with a fair value of approximately $20.9 million were granted to an employee of the Company. The options (which are not included in table above) vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price

Stock based compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions as of the grant date:

Dividend yield	—%
Expected volatility	76.0 – 88.1%
Risk free rate	0.24 – 0.30%
Derived service period	1.59 – 1.91

A summary of activity under the Plan for market and service based stock options for the year ended December 31, 2020 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	-	$-	$-	-
Granted	3,078,297	$9.69		6.8
Outstanding as of December 31, 2020	3,078,297	$9.69	$56,351	6.3

Options vested and exercisable as of December 31, 2020	3,078,297	$9.69	$56,351	6.3

During the three months ended December 31, 2020, the pre-established parameters related to the Company’s stock performance were achieved and the 3,078,297 options were fully vested. During the year ended December 31, 2020, the Company recognized $20.9 million of stock-based compensation related to its market and service-based stock options. As of December 31, 2020, there is no unrecognized stock-based compensation expense for market and service-based stock options.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Non-employees

During the three months ended March 31, 2020, in connection with the Digital Likeness Development Agreement between the Company and Floyd Mayweather, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. This option has a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date.

As part of the Merger, the Company also assumed 343,047 options granted to non-employees with a weighted average exercise price of $0.23 (included in employee table above). Stock-based compensation expense related to unvested non-employee options is immaterial as of December 31, 2020.

Restricted Stock Units

On November 25, 2020, the Company issued 85,000 restricted stock units for advisory services. The fair value of restricted stock units is measured based on their fair value at grant date, which totaled approximately $2.1 million, and the restricted stock units fully vest on May 25, 2022. During the year ended December 31, 2020, the Company recognized $0.1 million of stock-based compensation expense, and as of December 31, 2020, unrecognized stock-based compensation related to restricted stock units totaled $2.0 million. As of December 31, 2020, the restricted stock units have an aggregate intrinsic value of approximately $2.4 million and the weighted average remaining contractual term is 1.4 years.

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2020 are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	200,007	$13.31	$-	0.2
Issued	9,538,526	$6.62		1.7
Exercised	(7,003,005)	$4.96		-
Expired	(200,000)	$-	$-	-
Outstanding as of December 31, 2020	2,535,528	$8.22	$50,560	1.0

Warrants exercisable as of December 31, 2020	2,535,528	$8.22	$50,560	1.0

During the three months ended December 31, 2020, the Company issued 5,843,600 shares of its common stock related to the exercise of 7,003,005 common stock warrants with a fair value of $99.8 million. Warrants exercised on a cashless basis totaled 6,744,814 and warrants exercised for cash totaled 258,191, and the Company received net proceeds of approximately $1.7 million.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Note 17 – Commitments and Contingencies

Commitments:

Leases

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

The components of lease expense were as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Operating leases
Operating lease cost	$935	$259
Variable lease cost	-	56
Operating lease expense	935	315
Short-term lease rent expense	-	-
Total rent expense	$935	$315

Supplemental cash flow information related to leases were as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$915	$281
Right of use assets exchanged for operating lease liabilities	$5,373	$3,719
Weighted average remaining lease term - operating leases	6.3	7.8
Weighted average remaining discount rate - operating leases	5.4%	8.0%

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Year Ended December 31, 2021	$1,030
Year Ended December 31, 2022	778
Year Ended December 31, 2023	805
Year Ended December 31, 2024	805
Thereafter	2,110
Total	5,528
Less present value discount	(870)
Operating lease liabilities	$4,658

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

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Legal Proceedings

The Company is and may in the future be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, the Company believes that the likelihood of any material adverse impact on the Company’s consolidated results of operations, cash flows or our financial position for any such litigation or claims is remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of the costs to defend lawsuits, diversion of management resources and other factors.

Said-Ibrahim v. fuboTV Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01412 (S.D.N.Y) & Lee v. fuboTV, Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01641 (S.D.N.Y.)

On February 17, 2021, putative shareholders Wafa Said-Ibrahim and Adhid Ibrahim filed a class action lawsuit against the Company, co-founder and CEO David Gandler, Executive Chairman Edgar M. Bronfman Jr., and CFO Simone Nardi (collectively, the “Class Action Defendants”). Plaintiffs allege that Class Action Defendants violated federal securities laws by disseminating false and misleading statements regarding the Company’s financial health and operating condition, including the Company’s ability to grow subscription levels, future profitability, seasonality factors, cost escalations, ability to generate advertising revenue, valuation, and prospects of entering the online sports wagering market. The Plaintiffs allege that Class Action Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, and seek damages and other relief.

Plaintiffs seek to pursue this claim on behalf of themselves as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the New York Stock Exchange (“NYSE”) between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby.

On February 24, 2021, putative shareholder Steven Lee filed a nearly identical class action lawsuit against the same Defendants.

Pursuant to the Private Securities Litigation Reform Act of 1995, any member of the purported class who wishes to serve as lead plaintiff must file a motion by April 19, 2021. The court likely also will consolidate the two lawsuits (and any other future lawsuits that assert substantially the same claims). After the court decides a consolidation motion, he will appoint a lead plaintiff and lead counsel as soon as practicable thereafter. The lead plaintiff then will file an amended, consolidated complaint, and Defendants will file a motion to dismiss the complaint.

The Company believes the claims alleged in both lawsuits are without merit and intends to vigorously defend these litigations.

Rosenfeld v. Edgar Bronfman Jr., Henry Ahn, Ignacio Figueras, Daniel Leff, Laura Onopchenko, David Gandler, Par-Jorgen Parson, & Simone Nardi, Case No. 21-cv-01953 (S.D.N.Y.)

On March 5, 2021, putative shareholder Robert Rosenfeld filed a derivative lawsuit against the Company and certain Company directors and officers, including Edgar Bronfman Jr., Henry Ahn, Ignacio Figueras, Daniel Leff, Laura Onopchenko, David Gandler, Par-Jorgen Parson, and Simone Nardi (collectively, the “Derivative Defendants”). Plaintiff’s complaint closely tracks the allegations in the Securities Class Action and alleges that the Derivative Defendants violated Sections 10(b) and 21D of the Securities Exchange Act of 1934, breached their fiduciary duties, and committed corporate waste.

Plaintiff seeks to prosecute the action on behalf of the Company, and seeks, among other relief, an order directing Derivative Defendants to take all necessary actions to reform and improve the Company’s corporate governance, risk management, and internal operating procedures to comply with applicable laws, and an award of damages to the Company for the harm suffered as a result of the alleged wrongful conduct. The Company believes these claims are without merit and intends to vigorously defend this litigation.

Litigation Involving Pulse Evolution Corporation

In connection with closed litigation on two separate matters that resulted in judgments against PEC, a majority interest of which was subsequently purchased by the Company, we have accrued $524,000 which remains on the balance sheet as a liability at December 31, 2019. The Company, on behalf of its subsidiary, is in settlement discussions with the parties.

fuboTV Inc.

(formerly known as FaceBank Group, Inc.)

Notes to Consolidated Financial Statements

Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al. (Index No. 605474/20 Supreme Court of the State of New York.

On June 8, 2020, Andrew Kriss and Eric Lerner filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others. On November 12, 2020, plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud, and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company believes the claims are without merit and intends to vigorously defend this litigation.

Other

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

Note 18 – Subsequent Events

Indenture and Notes

In January and February 2021, 9,807,367 shares of Series AA Preferred Stock converted into 19,614,734 shares of common stock. On March 1, 2021, we consummated an offer to exchange the remaining outstanding shares of Series AA Preferred Stock for two shares of our common stock per share of Series AA Preferred Stock (the “Exchange Offer”). As a result of the Exchange Offer, 13,412,246 shares of Series AA Preferred Stock, representing 100% of the outstanding shares of Series AA Preferred Stock, were exchanged for 26,824,492 shares of our common stock.

On February 2, 2021, the Company issued the 2026 Notes (see Note 2). Holders of the 2026 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2025. On or after November 15, 2025, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

The 2026 Notes are fuboTV’s general unsecured obligations and rank senior in right of payment to all of fuboTV’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to all of fuboTV’s unsecured indebtedness that is not so subordinated; effectively junior to any of fuboTV’s secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of fuboTV’s current or future subsidiaries (including trade payables).

On February 26, 2021, the Company repaid in full, plus accrued interest, the PPP Note.

On February 26, 2021, the Company consummated the acquisition of Vigtory, Inc, (“Vigtory”) a sports betting and interactive gaming company, by the merger of fuboBet Inc into Vigtory, whereby Vigtory continued as the surviving corporation and became a wholly owned subsidiary of the Company.

The Company will account for the Merger as a business combination under the acquisition method of accounting. As such, the purchase price will be allocated to the net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed. The Company will reflect the preliminary purchase price allocation in its consolidated financial statements for the year ending December 31, 2021.

In February 2021, the Company entered into a lease for new offices located at 1290 Avenue of the Americas in New York where we will occupy approximately 55,000 square feet of office space.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Exchange and Purchase Agreement, dated August 15, 2019, between Facebank Group, Inc. (Pulse Evolution Group, Inc.) and the shareholder of Facebank AG	8-K	000-55353	10.1	August 21, 2019
2.2	Amendment No. 1, dated August 15, 2019, to the Share Exchange and Purchase Agreement, dated August 15, 2019, between Facebank Group, Inc.	8-K	000-55353	10.2	August 21, 2019
2.3	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	March 23, 2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	August 5, 2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	August 5, 2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	March 31, 2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	January 29, 2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	June 28, 2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	June 28, 2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	July 26, 2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	March 6, 2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	December 5, 2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	August 6, 2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	September 11, 2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	March 23, 2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	March 23, 2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	July 6, 2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	July 6, 2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	July 6, 2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	July 6, 2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	July 6, 2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	July 6, 2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	August 13, 2020

53

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	October 30, 2020
3.2(a)	Bylaws of the registrant	S-1	333-176093	3.2	August 5, 2011
3.2(b)	Amendment to the Bylaws of the registrant dated June 22, 2016	8-K	000-55353	3.1	June 28, 2016
3.2(c)	Amendment to the bylaws of the Company dated July 20, 2016	8-K	000-55353	3.1	July 26, 2016
3.2(d)	Amendment to the bylaws of the Company dated September 13, 2020	S-1/A	333-243876	3.2(d)	September 15, 2020
4.1*	Form of Common Stock Certificate
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	July 6, 2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	February 2, 2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.4)	8-K	001-39590	4.2	February 2, 2021
4.5*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1†	2014 Incentive Stock Plan	10-K	000-55353	4.1	April 16, 2014
10.2†	fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.2	July 6, 2020
10.3†	Form of Stock Option Agreement under the fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.3	July 6, 2020
10.4†	fuboTV Inc. 2020 Equity Incentive Plan, as amended	8-K	001-39590	10.1	December 18, 2020
10.5†	Form of Stock Option Agreement under the fuboTV Inc. 2020 Equity Incentive Plan	10-Q	000-55353	10.5	July 6, 2020
10.6†	Vigtory, Inc. 2020 Equity Compensation Plan, as amended, and related form agreements	S-8	333-253951	4.1	March 5, 2021
10.7	Credit and Guaranty Agreement, dated as of April 6, 2018, by and among fuboTV Inc., Sports Rights Management, LLC, FuboTV Spain, SL and AMC Networks Ventures, LLC	S-1	000-55353	10.6	August 11, 2020
10.8	First Amendment to Credit Agreement, dated as of February 19, 2019, by and among fuboTV Inc., Sports Rights Management, LLC, FuboTV Spain, SL and AMC Networks Ventures, LLC,	S-1	000-55353	10.7	August 11, 2020
10.9	Counterpart Agreement, dated as of April 30, 2020, by and between FaceBank Group, Inc. and AMC Networks Ventures LLC	8-K	000-55353	10.1	May 6, 2020
10.10	Form of Indemnification Agreement by and between fuboTV Inc. and its directors and officers	8-K	000-55353	10.2	April 7, 2020
10.11	Form of Securities Purchase Agreement by and between the Company and the Purchaser	S-1/A	333-243876	10.48	September 15, 2020
10.12	Separation and Settlement Agreement and Release by and between FaceBank Group, Inc. and Alexander Bafer dated as of August 1, 2020	S-1/A	333-243876	10.49	October 1, 2020
10.13†	Employment Agreement, by and between David Gandler and the Company, dated October 8, 2020	8-K		10.1	October 14, 2020
10.14	Redemption Agreement dated December 15, 2020 by and among fuboTV Inc. and FBNK Finance S.a.r.l.	8-K	001-39590	10.1	December 18, 2020
10.15	Lease dated February 23, 2021 by and among fuboTV Inc. and HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC	8-K	001-39590	10.1	March 3, 2021

54

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.16	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended	S-8	333-251399	4.3	December 17, 2020
10.17	Fourth Amendment to Note Purchase Agreement dated as August 3, 2020 by and among Facebank Group, Inc, Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Inc. and Sports Rights Management LLC as Borrower and FB Loan Series I, LLC as Purchaser	8-K	000-55353	10.1	August 7, 2020
10.18	Waiver and Fifth Amendment to Note Purchase Agreement and First Amendment to Warrant by and among fuboTV Inc., Evolution AI Corporation, Pulse Evolution Corporation, fuboTV Media Inc and Sports Rights Management LLC as Borrower and FB Loan I Series, LLC as Purchaser dated as of September 30, 2020	S-1/A	333-243876	10.50	October 1, 2020
10.19	Form of Purchase Agreement, by and between the Company and the Purchaser.	10-Q	000-55353	10.31	July 6, 2020
10.20	Form of Securities Purchase Agreement by and between the Company and the Purchaser	S-1/A	333-243876	10.48	September 15, 2020
10.21*	fuboTV Inc. Outside Director Compensation Policy.
10.22	Share Purchase Agreement dated as of July 10, 2020 by and among the registrant, C2A2 Corp. AG Ltd. and Aston Fallen	8-K	000-55353	10.1	July 14, 2020
10.23*	Consulting Agreement by and between the Company and Ignacio Figueras dated as of November 25, 2020
21.1	List of Significant Subsidiaries of fuboTV Inc.	S-1/A	333-243876	21.1	September 15, 2020
23.1*	Consent of L J Soldinger Associates, LLC, independent registered public accounting firm
23.2*	Consent of KPMG LLP, independent auditor
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

* Filed herewith.

Item 16. Form 10-K Summary

None.

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUBOTV INC.

Dated: March 25, 2021	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Gandler and Simone Nardi, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gandler	Chief Executive Officer and Director	March 25, 2021
David Gandler	(principal executive officer)

/s/ Simone Nardi	Chief Financial Officer	March 25, 2021
Simone Nardi	(principal financial officer and principal accounting officer)

/s/ Edgar Bronfman, Jr.	Executive Chairman and Director	March 25, 2021
Edgar Bronfman

/s/ Daniel Leff	Director	March 25, 2021
Daniel Leff

/s/ Pär-Jörgen Pärson	Director	March 25, 2021
Pär-Jörgen Pärson

/s/ Ignacio Figueras	Director	March 25, 2021
Ignacio Figueras

/s/ Henry Ahn	Director	March 25, 2021
Henry Ahn

/s/ Laura Onopchenko	Director	March 25, 2021
Laura Onopchenko

56