Form 10-K/A
period 2020-12-31
fuboTV Inc. /FL
filed 2021-03-29
CIK 1484769

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

None.

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

EXPLANATORY NOTE

fuboTV Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend and restate Item 9A. Controls and Procedures previously included in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original Filing”). The purpose of this Amendment No. 1 is to include the Company’s inadvertently omitted conclusion that internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described in the Original Filing. Amendment No. 1 also clarifies that the remediation measures the Company undertook in the fourth quarter of 2020 constituted changes in the Company’s internal control over financial reporting.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2020, management completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses in internal control over financial reporting described herein.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit Number	Description
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUBOTV INC.

Dated: March 29, 2021	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)