Form 10-Q
period 2021-03-31
fuboTV Inc. /FL
filed 2021-05-13
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

fuboTV Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 672-0055

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FUBO	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2021, there were 140,465,829 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

fuboTV Inc.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020 (unaudited)	2

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

Signatures		62

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries, including fuboTV Media Inc., a Delaware corporation (“fuboTV Sub”). “fuboTV Pre-Merger” refers to fuboTV Inc., a Delaware corporation, prior to the Merger (as defined herein) and “FaceBank Pre-Merger” refers to FaceBank Group, Inc. and its subsidiaries prior to the Merger.

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	market conditions and global economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic on our business and results of operations, on live sports and entertainment, and on the global economic environment;

●	our ability to access debt and equity financing;

●	our efforts to maintain proper and effective internal controls;

●	factors relating to our business, operations, and financial performance, including:

○	our ability to effectively compete in the live TV streaming and entertainment industries;

○	our ability to successfully integrate new operations, including the ability to implement our wagering strategy;

○	our ability to maintain and expand our content offerings;

○	our ability to expand into the sports wagering market;

○	our ability to recognize deferred tax assets and tax loss carryforwards;

●	the impact of management changes and organizational restructuring;

●	changes in applicable laws or regulations;

●	litigation and our ability to adequately protect our intellectual property rights;

●	our ability to operate a sportsbook and other gaming-related products and services, including, without limitation, our ability to gain state market access and to obtain and maintain required state regulatory approvals;

●	our success in retaining or recruiting officers, key employees, or directors; and

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Section 1A titled “Risk Factors.” These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, forward-looking statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the SEC on March 25, 2021, as amended on Form 10-K/A filed with the SEC on March 29, 2021 (the “Annual Report”).

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$459,532	$134,942
Accounts receivable, net	17,968	17,495
Prepaid and other current assets	6,149	4,277
Total current assets	483,649	156,714

Property and equipment, net	2,546	1,771
Restricted cash	5,403	1,279
Intangible assets, net	207,376	216,449
Goodwill	489,089	478,406
Right-of-use assets	4,388	4,639
Other non-current assets	391	91
Total assets	$1,192,842	$859,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,677	$31,160
Accrued expenses	130,698	126,393
Notes payable	4,718	4,593
Deferred revenue	20,199	17,428
Warrant liabilities	8,030	22,686
Short-term borrowings	17,736	24,255
Current portion of lease liability	695	799
Total current liabilities	204,753	227,314

Convertible notes, net of discount	304,344	-
Deferred income taxes	4,635	5,100
Lease liability	3,720	3,859
Other long-term liabilities	83	128
Total liabilities	517,535	236,401

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, no shares outstanding and 23,219,613 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	406,665
Common stock par value $0.0001: 400,000,000 shares authorized; 140,549,783 and 92,490,768 shares issued at March 31, 2021 and December 31, 2020, respectively; 140,372,851 and 91,690,768 shares outstanding at March 31, 2021 and December 31, 2020, respectively	14	9
Additional paid-in capital	1,383,029	853,824
Treasury stock, at cost, 176,932 and 800,000 shares at March 31, 2021 and December 31, 2020	-	-
Accumulated deficit	(696,566)	(626,456)
Non-controlling interest	(11,170)	(11,094)
Total stockholders’ equity	675,307	622,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,192,842	$859,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Subscriptions	107,114	$-
Advertisements	12,606	-
Other	-	7,295
Total revenues	119,720	7,295
Operating expenses
Subscriber related expenses	113,307	-
Broadcasting and transmission	10,551	-
Sales and marketing	22,143	-
Technology and development	11,438	-
General and administrative	18,154	20,203
Depreciation and amortization	9,209	5,220
Total operating expenses	184,802	25,423
Operating loss	(65,082)	(18,128)

Other income (expense)
Interest expense and financing costs	(2,454)	(2,581)
Amortization of debt discount	(2,512)	-
Loss on issuance of notes, bonds, and warrants	-	(24,053)
Loss on deconsolidation of Nexway	-	(11,919)
Change in fair value of warrant liabilities	(585)	(366)
Change in fair value of subsidiary warrant liabilities	-	(15)
Change in fair value of shares settled liability	-	(180)
Change in fair value of derivative liability	-	297
Other expense	(18)	(436)
Total other expense	(5,569)	(39,253)
Loss before income taxes	(70,651)	(57,381)
Income tax benefit	465	1,038
Net loss	(70,186)	(56,343)
Less: net loss attributable to non-controlling interest	76	873
Net loss attributable to controlling interest	(70,110)	$(55,470)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(171)
Net loss attributable to common stockholders	(70,110)	$(55,641)

Net loss per share attributable to common stockholders
Basic and diluted	(0.59)	$(1.83)
Weighted average shares outstanding:
Basic and diluted	118,584,166	30,338,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2021

									Accumulated
					Additional				Other		Total
	Preferred stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$-	$(626,456)	$-	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	$(406,665)	46,439,226	5	406,660	-	-	-	-	-	-
Exercise of common stock warrants	-	-	536,825	-	15,803	-	-	-	-	-	15,803
Issuance of treasury stock in connection with acquisition	-	-	-	-	8,538	623,068	-	-	-	-	8,538
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	88,059	-	-	-	-	-	88,059
Exercise of stock options	-	-	1,082,964	-	776	-	-	-	-	-	776
Stock based compensation	-	-	-	-	9,374	-	-	-	-	-	9,374
Other	-	-	-	-	(5)	-	-		-	-	(5)
Net loss	-	-	-	-	-	-	-	(70,110)	-	(76)	(70,186)
Balance at March 31, 2021 (Unaudited)	-	$-	140,549,783	$14	$1,383,029	(176,932)	$-	$(696,566)	$-	$(11,170)	$675,307

Three Months Ended March 31, 2020

							Accumulated
					Additional		Other		Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	-	$-	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	-	-	795,593	-	2,297	-	-	-	2,297
Issuance of common stock - subsidiary share exchange	-	-	1,552,070	-	1,150	-	-	(1,150)	-
Common stock issued in connection with note payable	-	-	7,500	-	67	-	-	-	67
Stock based compensation	-	-	1,040,000	-	10,061	-	-	-	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(171)	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	-	-	(9)	-	-	-	(9)
Deconsolidation of Nexway	-	-	-	-	-	-	770	(2,595)	(1,825)
Net loss	-	-	-	-	-	(55,470)	-	(873)	(56,343)
Balance at March 31, 2020 (Unaudited)	-	$-	32,307,663	$3	$270,397	$(111,593)	$-	$17,984	$176,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	(70,186)	(56,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,209	5,220
Stock-based compensation	9,374	9,061
Loss on deconsolidation of Nexway, net of cash retained by Nexway	-	8,564
Loss on issuance of notes, bonds, and warrants	-	24,053
Common stock issued in connection with note payable	-	67
Amortization of debt discount	2,512	1,664
Deferred income tax benefit	(465)	(1,038)
Change in fair value of derivative liability	-	(297)
Change in fair value of warrant liabilities	585	366
Change in fair value of subsidiary warrant liabilities	-	15
Change in fair value of shares settled liability	-	180
Amortization of right-of-use assets	251	13
Accrued interest on notes payable	125	112
Other adjustments	(5)	(55)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	(473)	(927)
Notes receivable	-	(179)
Prepaid expenses and other assets	(2,419)	1,102
Accounts payable	(8,528)	1,295
Accrued expenses	3,625	(277)
Due from related parties	-	(60)
Deferred revenue	2,771	-
Lease liability	(243)	(14)
Net cash used in operating activities	(53,867)	(7,478)

Cash flows from investing activities
Advance to fuboTV	-	(2,421)
Cash portion paid for acquisition	(1,740)	-
Purchases of property and equipment	(639)	-
Net cash used in investing activities	(2,379)	(2,421)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of fees	-	2,297
Proceeds from convertible note, net of issuance costs	389,946	900
Proceeds from exercise of stock options	776	-
Proceeds from the exercise of common stock warrants	812	-
Repayments of convertible notes	-	(550)
Repayments of notes payable and short-term borrowings	(6,574)	-
Proceeds from the issuance of Series D Preferred Stock	-	203
Redemption of Series D Preferred Stock	-	(272)
Proceeds from related parties	-	78
Repayments to related parties	-	(300)
Net cash provided by financing activities	384,960	2,356

Net increase (decrease) in cash, cash equivalents and restricted cash	328,714	(7,543)
Cash, cash equivalents and restricted cash at beginning of period	136,221	7,624
Cash, cash equivalents and restricted cash at end of period	464,935	81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

Supplemental disclosure of cash flows information:
Interest paid	327	170
Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	406,665	-
Reclass of shares settled liability for intangible asset to stock-based compensation	-	1,000
Issuance of treasury stock in connection with acquisition	8,538	-
Cashless exercise of common stock warrants	14,991	-
Lender advanced loan proceeds direct to fuboTV	-	7,579
Issuance of common stock - subsidiary share exchange	-	1,150
Accrued Series D Preferred Stock dividends	-	9
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Nature of Business

Incorporation

fuboTV Inc. (“fuboTV” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. and as of May 1, 2020, the Company’s trading symbol was changed from “FBNK” to “FUBO.” The Company’s common stock was approved for listing on the New York Stock Exchange (“NYSE”) in connection with a public offering in October 2020 and commenced trading on the NYSE on October 8, 2020.

Unless the context otherwise requires, “fuboTV,” “we,” “us,” “our,” and the “Company” refers to fuboTV and its subsidiaries on a consolidated basis.

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

Nature of Business

The Company is focused on developing its technology-driven IP in sports, movies, and live performances. The Company is principally focused on offering consumers a leading live TV streaming platform for sports, news, and entertainment through fuboTV. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States.

The Company’s subscription-based streaming services are offered to consumers who can sign-up for accounts through which the Company provides basic plans with the flexibility for consumers to purchase incremental features that include additional content or enhanced functionality (“Attachments”) best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine, as well as 4K streaming and Cloud DVR offerings.

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $459.5 million, working capital of $278.9 million and an accumulated deficit of $696.6 million as of March 31, 2021. The Company incurred a $70.2 million net loss for the three months ended March 31, 2021. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses as it continues to fully ramp up its operating activities.

As discussed further in Note 10, on February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes”). The 2026 Convertible Notes will bear interest from February 2, 2021 at a rate of 3.25% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased.

The net proceeds from this offering were approximately $389.9 million, after deducting a discount and estimated offering expenses of approximately $12.6 million. The Company intends to use the proceeds from this offering for general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company’s current cash and cash equivalents provide us with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries and non-wholly owned subsidiaries where the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill and intangible assets, accruals for contingent liabilities, valuation of warrants, convertible notes, and equity instruments issued in share-based payment arrangements, fair value of stock-based awards, and accounting for income taxes, including the valuation allowance on deferred tax assets.

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$459,532	$134,942
Restricted cash	5,403	1,279
Total cash, cash equivalents and restricted cash	$464,935	$136,221

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.

No individual customer accounted for more than 10% of revenue for each of the three months ended March 31, 2021 and March 31, 2020. Three customers accounted for more than 10% of accounts receivable as of March 31, 2021 and December 31, 2020.

The majority of the Company’s software and computer systems utilize data processing, storage capabilities and other services provided by Amazon Web Services (“AWS”), which cannot be easily switched to another cloud service provider. As such, any disruption of the Company’s interference with AWS would adversely impact the Company’s operations and business.

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity. In December 2020, the Company repurchased 800,000 shares of its common stock at par value. In February 2021, the Company issued 623,068 shares of treasury stock in connection with the acquisition of Vigtory, Inc. See Note 4 for further discussion regarding the acquisition.

Significant Accounting Policies

For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report. Except for the accounting for the 2026 Convertible Notes discussed in Note 10, there were no significant changes to the Company’s accounting policies during the three months ended March 31, 2021.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic loss per share:
Net loss	$(70,186)	$(56,343)
Less: net loss attributable to non-controlling interest	76	873
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(171)
Net loss attributable to common stockholders	(70,110)	(55,641)

Shares used in computation:
Weighted-average common shares outstanding	118,584,166	30,338,073
Basic and diluted loss per share	$(0.59)	$(1.83)

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	As of March 31,
	2021	2020
Common stock purchase warrants	1,822,271	200,007
Series D convertible preferred shares	-	456,000
Stock options	15,488,783	16,667
Unvested restricted stock units	1,131,543	-
Convertible notes variable settlement feature	6,966,078	311,111
Total	25,408,675	983,785

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The adoption of this ASU will not have a material impact on the condensed consolidated financial statements and related disclosures.

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

Note 4 - Acquisition

On February 26, 2021, the Company consummated the acquisition of Vigtory, Inc., (“Vigtory”) a sports betting and interactive gaming company, as a result of the merger of fuboBet Inc., a wholly owned subsidiary of the Company, into Vigtory, whereby Vigtory continued as the surviving corporation (the “Vigtory Acquisition”) and its name was changed to Fubo Gaming Inc.

The purchase price of the Vigtory Acquisition was determined to be $10.3 million, including $1.7 million of Vigtory’s outstanding convertible notes and other liabilities settled by the Company on the closing date. The Vigtory Acquisition consideration does not include $26.9 million fair value of common shares issued to former employee shareholders of Vigtory that will vest over future service periods.

The Company accounted for the Vigtory Acquisition as a business combination under the acquisition method of accounting. As such, the purchase price was allocated to the net assets acquired with any excess recorded to goodwill. The net assets and liabilities assumed were immaterial and substantially all of the consideration was allocated to goodwill. Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Vigtory. The results of the Vigtory Acquisition are included in the Company’s operations from February 26, 2021.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Revenue from Contracts with Customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended March 31,
	2021	2020
Subscriptions	$107,114	$-
Advertisements	12,606	-
Other	-	7,295
Total revenue	$119,720	$7,295

Contract balances

For the three months ended March 31, 2021 and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of March 31, 2021 and December 31, 2020, the Company’s contract liabilities totaled approximately $20.2 million and $17.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture and fixtures	$576	$573
Computer equipment	1,257	801
Leasehold improvements	2,272	2,272
Construction-in-progress	451	-
	4,556	3,646
Less: Accumulated depreciation	(2,010)	(1,875)
Total property and equipment, net	$2,546	$1,771

Depreciation expense totaled approximately $0.1 million for the three months ended March 31, 2021 and was de minimis for the three months ended March 31, 2020.

Note 7 - Intangible Assets and Goodwill

Intangible Assets

The table below summarizes the Company’s intangible assets at March 31, 2021 and December 31, 2020 (in thousands):

			March 31, 2021
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.0	$23,678	(11,839)	$11,839
fuboTV tradename	9	8.0	38,197	(4,244)	33,953
Software and technology	9	8.0	181,782	(20,198)	161,584
Total			$243,657	$(36,281)	$207,376

			December 31, 2020
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.5	23,678	(8,880)	14,798
fuboTV tradename	9	8.5	38,197	(3,183)	35,014
Software and technology	9	8.5	181,782	(15,145)	166,637
Total			$243,657	$(27,208)	$216,449

The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $9.1 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2021	$27,218
2022	27,412
2023	24,452
2024	24,437
2025	24,437
Thereafter	79,420
Total	$207,376

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

The following table is a summary of the changes to goodwill for the three months ended March 31, 2021 (in thousands):

Balance - December 31, 2020	$478,406
Vigtory acquisition	10,683
Balance - March 31, 2021	$489,089

As of December 31, 2020, goodwill includes an accumulated impairment charge of $148.1 million for the Facebank reporting unit which represented all of the goodwill of that reporting unit.

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are presented below (in thousands):

	March 31, 2021	December 31, 2020
Affiliate fees	$105,292	$102,914
Broadcasting and transmission	9,058	13,297
Selling and marketing	7,829	13,347
Accrued compensation	1,753	2,552
Legal and professional fees	5,071	4,582
Taxes (including value added)	16,400	13,542
Interest Payable	2,035	-
Subscriber related	1,724	1,937
Other	4,213	5,382
Total	$153,375	$157,553

Note 9 - Income Taxes

The Company recorded income tax benefits primarily associated with the net reduction of the valuation allowance recorded against deferred tax assets of $0.5 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At March 31, 2021 and December 31, 2020, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the net deferred tax assets have been partially offset by a valuation allowance.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 10 - Notes Payable, Short-Term Borrowing, and Convertible Notes

Notes payable and long-term borrowings as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

		March 31,	December 31,
Note	Stated Interest Rate	2021	2020
2026 Convertible Notes	3.25%	$304,344	$-
Senior secured loan	LIBOR plus 5.25% per annum	17,736	19,556
Note payable	10.0%	4,683	4,558
Paycheck Protection Program Loan	1.0%	-	4,699
Other	4.0%	35	35
		$326,798	$28,848

2026 Convertible Notes

On February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes”) dated February 2, 2021. The net proceeds from this offering were approximately $389.9 million, after deducting a discount and estimated offering expenses of approximately $12.6 million The 2026 Convertible Notes are senior unsecured obligations of the Company, bear interest from February 2, 2021 at a rate of 3.25% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021 and will mature on February 15, 2026, unless earlier repurchased, redeemed or converted.

The initial equivalent conversion price of the 2026 Convertible Notes was $57.78 per share of the Company’s common stock. Holders may convert their 2026 Convertible Notes on or after November 15, 2025 until the close of business on the second business day preceding the maturity date or prior to November 15, 2025 under certain circumstances including:

(i)	during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on March 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(ii)	during the five business day period after any five consecutive trading day period in which the trading price for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(iii)	if the Company calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

(iv)	upon the occurrence of specified corporate events.

The Company may also redeem all or any portion of the 2026 Convertible Notes after February 20, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion, the Company can elect to deliver cash or shares or a combination of cash or shares.

The Company accounted for the 2026 Convertible Notes using a cash conversion model. In accordance with ASC 470-20, the Company used an effective interest rate of 8.67% to estimate the fair value of the debt instrument, excluding the equity conversion feature, and recognized a debt discount of $90.9 million (representing the difference between the fair value and the net proceeds) with a corresponding increase to additional paid in capital. The underwriting discount and estimated offering expenses totaling $12.6 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $2.8 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $9.7 million were recorded on the issuance date and are reflected in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs are being amortized through February 15, 2026 as amortization of debt discount on the accompanying condensed consolidated statement of operations.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Secured Loan

In April 2018, fuboTV Pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company made principal repayments of $1.9 million during the three months ended March 31, 2021. As of March 31, 2021, the outstanding balance net of deferred financing costs of the Term Loan was approximately $17.7 million and is included in short-term borrowings on the accompanying condensed consolidated balance sheet.

The Company repaid the Term Loan in full on May 7, 2021.

Note payable

The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $1.8 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The CAM Digital Note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,0000 shares of Series X Convertible Preferred Stock during the year ended December 31, 2019). The CAM Digital Note is currently in default and the Company is in negotiation with such holders to resolve the matter. The outstanding balance as of March 31, 2021, including interest and penalties, is $4.7 million. The balance of $4.7 million is included in notes payable on the accompanying condensed consolidated balance sheet.

Paycheck Protection Program Loan

On April 21, 2020, the Company entered into a Promissory Note (the “PPP Note”) with JPMorgan Chase Bank, N.A. as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration in a principal amount of $4.7 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds were available for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, paid leaves, rent, utilities, and interest on certain other outstanding debt.

The Company repaid the outstanding balance of $4.7 million on February 26, 2021.

Other

The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the then Chief Executive Officer, John Textor bearing interest at the rate of 4% per annum. As of March 31, 2021, the principal balance and accrued interest totaled approximately $35,000.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 11 - Fair Value Measurements

Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair valued measured at March 31, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$8,030	$8,030
Total financial liabilities at fair value	$-	$-	$8,030	$8,030

	Fair valued measured at December 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$22,686	$22,686
Total financial liabilities at fair value	$-	$-	$22,686	$22,686

Warrant Liabilities

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the three months ended March 31, 2021. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2020	$22,686
Change in fair value	$585
Redemption	$(15,241)
Fair value at March 31, 2021	$8,030

The Company used a Black-Scholes model to estimate the fair value of the warrant liabilities at March 31, 2021 and December 31, 2020 using the following inputs:

	March 31, 2021	December 31, 2020
Fair value of underlying common shares	$22.12	$28.00
Exercise price	$9.25	$9.25
Expected dividend yield	—%	%
Expected volatility	67.5% - 68.9%	73.9% - 75.1%
Weighted average expected volatility	67.93%	74.35%
Risk-free interest rate	0.07% - 0.07%	0.10% - 0.11%
Weighted average risk-free interest rate	0.07%	0.11%
Expected term (years)	0.9-1.0	1.14 - 1.24
Weighted average expected term (years)	0.90	1.19

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 12 - Stockholders’ Equity

Conversion of Series AA Preferred Stock

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

Issuance of treasury stock

On February 26, 2021, the Company issued 623,068 shares of its common stock in connection with the Vigtory Acquisition.

Stock-based compensation

During the three months ended March 31, 2021 and March 31, 2020 the Company recognized stock-based compensation expense as follows:

	For the Three Months Ended March 31,
	2021	2020
Subscriber related	$14	$-
Sales and marketing	713	-
Technology and development	2,070	-
General and administrative	6,577	9,061
	$9,374	$9,061

Options

The Company provides stock-based compensation to employees, directors, and consultants under the Company’s 2020 Equity Incentive Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The following was used in determining the fair value of stock options granted during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected price volatility	44.85%	52.28%
Risk-free interest rate	0.73%	1.49%
Expected term (years)	6.1	2.5

A summary of stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	13,450,565	$5.45	$303,036	8.1
Granted	62,599	$21.14
Exercised	(1,011,954)	$0.76
Forfeited or expired	(290,724)	$4.15
Outstanding as of March 31, 2021	12,210,486	$5.95	$197,917	8.0

Options vested and exercisable as of March 31, 2021	5,119,688	$3.18	$96,994	3.8

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The outstanding stock options as of December 31, 2020 were adjusted from the previously reported amount in the Annual Report to exclude certain option grants subject to discretionary performance conditions for which a grant date had not occurred as of December 31, 2020.

As of March 31, 2021, the unrecognized stock-based compensation expense related to unvested options was approximately $38.7 million to be recognized over a period of 2.8 years.

Non-employees

During the three months ended March 31, 2020, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. This option has a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date. During the three months ended March 31, 2021, 80,000 options were exercised in exchange for 71,010 shares of the Company’s common stock. These options are not included in the table above.

There were no options granted to non-employees in the three months ended March 31, 2021.

Market and Service Condition Based Stock Options

A summary of activity under the Plan for market and service-based stock options for the three months ended March 31, 2021 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	3,078,297	$9.69	$56,351	6.3
Outstanding as of March 31, 2021	3,078,297	$9.69	$38,250	6.1

Options vested and exercisable as of March 31, 2021	3,078,297	$9.69	$38,250	6.1

Restricted Stock Units

A summary of the Company’s restricted stock unit activity during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	85,000	$25.26
Granted	1,046,543	$33.02
Unvested at March 31, 2021	1,131,543	$32.44

During the three months ended March 31, 2021, the Company recognized $1.8 million of stock-based compensation expense, and as of March 31, 2021, unrecognized stock-based compensation related to restricted stock units totaled $34.7 million. As of March 31, 2021, the restricted stock units have an aggregate intrinsic value of approximately $25.0 million and the weighted average remaining contractual term is 3.7 years.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2021 are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	2,535,528	$8.22	$50,560	1.0
Exercised	(713,257)	$8.83	$-	-
Outstanding as of March 31, 2021	1,822,271	$7.98	$26,171	0.7

Warrants exercisable as of March 31, 2021	1,822,271	$7.98	$26,171	0.7

Note 13 - Commitments and Contingencies

Leases

The components of lease expense were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating leases
Operating lease cost	$312	$98
Variable lease cost	-	73
Operating lease expense	312	171
Short-term lease rent expense	-	-
Total rent expense	$312	$171

Supplemental cash flow information related to leases were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Operating cash flows from operating leases	$305	$75
Right of use assets exchanged for operating lease liabilities	$-	$125
Weighted average remaining lease term - operating leases	6.2	0.4
Weighted average remaining discount rate - operating leases	5.4%	0.8%

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2021, future minimum payments for the operating leases are as follows:

Year Ended December 31, 2021	$725
Year Ended December 31, 2022	778
Year Ended December 31, 2023	805
Year Ended December 31, 2024	805
Year Ended December 31, 2025	805
Thereafter	1,305
Total	5,223
Less present value discount	(808)
Operating lease liabilities	$4,415

On February 23, 2021, the Company entered into a lease agreement (the “Lease”) for approximately 55,042 rentable square feet located at 1290 Avenue of the Americas, New York, New York 10104. The Lease will replace the lease for the Company’s existing New York headquarters. The Lease term is twelve years and will commence on October 1, 2021. The annual fixed rent under the Lease will be:

●	$4,128,150 for the first four years;
●	$4,403,360 for years five through eight;
●	$4,678,570 for years nine through twelve.

The Company has an option to extend the term of the Lease for an additional five years, at a fixed annual rate that is the fair market rent as of the beginning of the extension term as agreed to by the parties or determined by a neutral arbitration process.

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

Said-Ibrahim v. fuboTV Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01412 (S.D.N.Y) & Lee v. fuboTV, Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01641 (S.D.N.Y.) (consolidated as In re fuboTV Inc. Securities Litigation, No. 21-cv-01412 (S.D.N.Y.))

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

On April 19, 2021, putative shareholder Nordine Aamchoune filed a motion to consolidate the two lawsuits and be appointed lead plaintiff. On April 29, 2021, pursuant to the Private Securities Litigation Reform Act of 1995, the Court consolidated the two lawsuits and appointed Mr. Aamchoune as lead plaintiff. Mr. Aamchoune will now file an amended, consolidated complaint, and the Class Action Defendants will file a motion to dismiss the complaint.

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

The Derivative Defendants filed a motion to dismiss the complaint on April 21, 2021. Plaintiff’s opposition is due on May 12, 2021, and the Derivative Defendants’ reply is due on May 19, 2021.

The Company believes these claims are without merit and intends to vigorously defend this litigation.

Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al. (Index No. 605474/20 Supreme Court of the State of New York.

On June 8, 2020, Andrew Kriss and Eric Lerner filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others. On November 12, 2020, plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud, and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company believes the claims are without merit and intends to vigorously defend this litigation and on January 19, 2021, the Company filed a motion to dismiss all claims asserted against it. That motion has been fully submitted and is pending resolution by the court.

Note 14 – Subsequent Events

On May 7, 2021, the Company repaid the Term Loan in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The results of our operations for the three months ended March 31, 2021 are not readily comparable against the results of our operations for the three months ended March 31, 2020 as a result of our acquisitions of fuboTV Pre-Merger (as defined below) and Facebank AG, and our acquisition of and then deconsolidation of Nexway AG and its subsidiaries.

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

We drive our business model with three core strategies:

●	Grow our paid subscriber base

●	Optimize engagement and retention

●	Increase monetization.

COVID-19 Update

The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout 2020. We took precautionary measures to protect the health and safety of our employees and slow down the spread of the virus by transitioning our workforce to remote working as we closed our offices.

The global spread of COVID-19 and the various attempts to contain it created significant volatility, uncertainty, and economic disruption in 2020. The impact of the COVID-19 pandemic on our operations began towards the end of the first quarter of 2020, impacting advertising markets and the availability of live sport events, as numerous professional and college sports leagues cancelled or altered seasons and events.

During 2020, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2020 we experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic there can be no assurance that these positive trends will continue during 2021 and beyond.

Incorporation

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

Unless otherwise stated, 2020 financial statements and metrics include FaceBank Pre-Merger from January 1 through March 31.

Nature of Business

The Company is a leading live TV streaming platform for sports, news, and entertainment. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States, though the Company has started to assess expansion opportunities into international markets, with operations in Canada and Spain.

Our subscription-based services are offered to consumers who can sign-up for accounts at https://fubo.tv, through which we provide basic plans with the flexibility for consumers to purchase the add-ons and features best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. Our platform provides, what we believe to be, a superior viewer experience, with a broad suite of unique features and personalization capabilities such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine as well as 4K streaming and Cloud DVR offerings.

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

Seasonality

We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, specifically the National Football League, which has a shorter partial-year season.

Components of Results of Operations

Revenues, net

Subscriptions

Subscriptions consist primarily of subscription plans sold through the Company’s website and third-party app stores.

Advertisements

Advertisement consists primarily of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.

Software licenses, net

Software license revenue consists of revenue generated from the sale of software licenses at one of our subsidiaries, Nexway eCommerce Solutions. As a result of the sale of Nexway AG in July 2020, the Company no longer generates revenue from software licenses.

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

Other income (expense)

Other income (expense) primarily consists of issuance gains/losses and the change in fair value of financial instruments, interest expense and financing costs on our outstanding borrowings and the loss recorded on the deconsolidation of a subsidiary.

Income tax benefit

The income tax benefit is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.

Results of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

On August 15, 2019 and September 16, 2019, the Company acquired Facebank AG and Nexway, respectively and on April 1, 2020 the Company acquired fuboTV Pre-Merger. The results of our operations for the three months ended March 31, 2020 include the results of operations of Facebank AG and Nexway, which were disposed of in July 2020. The results of our operations for the three months ended March 31, 2020 do not include the results of operations of fuboTV. Because of this, the results of operations for the three ended March 31, 2021 are not comparable to the results of operations for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
Revenues
Subscriptions	$107,114	$-
Advertisements	12,606	-
Other	-	7,295
Total revenues	119,720	7,295
Operating expenses
Subscriber related expenses	113,307	-
Broadcasting and transmission	10,551	-
Sales and marketing	22,143	-
Technology and development	11,438	-
General and administrative	18,154	20,203
Depreciation and amortization	9,209	5,220
Total operating expenses	184,802	25,423
Operating loss	(65,082)	(18,128)

Other income (expense)
Interest expense and financing costs	(2,454)	(2,581)
Amortization of debt discount	(2,512)	-
Loss on issuance of notes, bonds and warrants	-	(24,053)
Loss on deconsolidation of Nexway	-	(11,919)
Change in fair value of warrant liabilities	(585)	(366)
Change in fair value of subsidiary warrant liabilities	-	(15)
Change in fair value of shares settled liability	-	(180)
Change in fair value of derivative liability	-	297
Other income	(18)	(436)
Total other expense	(5,569)	(39,253)
Loss before income taxes	(70,651)	(57,381)
Income tax benefit	465	1,038
Net loss	$(70,186)	$(56,343)

Revenue, net

During the three months ended March 31, 2021, we recognized revenues of $119.7 million, primarily related to $107.1 million of subscription revenue and $12.6 million of advertising revenue. These revenues were generated entirely by fuboTV post-Merger and there are no comparable results in the prior year. During the three months ended March 31, 2020, we recognized $7.3 million of software license revenue from our subsidiary Nexway, which was sold in July 2020.

Subscriber related expenses

During the three months ended March 31, 2021, we recognized subscriber related expenses of $113.3 million, primarily due to affiliate distribution rights and other distribution costs in connection with the streaming revenue generated from the fuboTV business. There are no comparable results in the prior year.

Broadcasting and transmission

During the three months ended March 31, 2021, we recognized broadcasting and transmission expenses of $10.6 million primarily related to transmissions of our services in connection with the streaming revenue generated from the fuboTV business. There are no comparable results in the prior year.

Sales and marketing

During the three months ended March 31, 2021, we recognized sales and marketing expenses of $22.1 million primarily related to marketing expenses incurred to acquire new customers to our streaming platform. There are no comparable results in the prior year.

Technology and development

During the three months ended March 31, 2021, we recognized technology and development expenses of $11.4 million primarily related to our streaming platform and the development of enhancements to the platform. There are no comparable results in the prior year.

General and Administrative

During the three months ended March 31, 2021, general and administrative expenses totaled $18.2 million, compared to $20.2 million for the three months ended March 31, 2021. The decrease of $2.0 million was primarily related to a reduction of $9.2 million of expenses related to Nexway, which was sold in July 2020 and decrease of $2.5 million of stock-based compensation partially offset by an increase of $6.9 million in expenses related to the acquisition of fuboTV Pre-Merger and a $2.8 million increase in professional fees.

Depreciation and amortization

During the three months ended March 31, 2021, we recognized depreciation and amortization expenses of $9.2 million compared to $5.2 million during the three months ended March 31, 2020. The increase of $4.0 million is primarily related to $9.2 million of amortization expenses recognized on the intangible assets acquired as part of the Merger on April 1, 2020, offset by a reduction of $5.2 million of amortization expense related to intangible assets of FaceBank Pre-Merger that were written off in the third and fourth quarters of 2020.

Other Income (Expense)

During the three months ended March 31, 2021, we recognized $5.6 million of other expense, compared to $39.3 million of other expense (net) during the three months ended March 31, 2020. The decrease of $33.7 million was primarily related to a $24.1 million loss on issuance of stock and warrants in 2020 and $11.9 million loss on the deconsolidation of Nexway offset by an increase in amortization of debt discount of $2.5 million.

Income tax benefit

During the three months ended March 31, 2021, we recognized an income tax benefit of $0.5 million, compared to $1.0 million during the three months ended March 31, 2020. The decrease in the income tax benefit relates to tax impacts associated with the acquisition of fuboTV Pre-Merger as its tax attributes and operating results were not included in the prior quarter results.

Key Metrics & Non-GAAP Measures

Certain measures used in this Quarterly Report on Form 10-Q, including Average Revenue Per User (“ARPU”), Average Cost Per User (“ACPU”) and Adjusted Contribution Margin (“ACM”) are non-GAAP financial measures. We believe ARPU, ACPU and Adjusted Contribution Margin are useful financial measures for investors as they are supplemental measures used by management in evaluating our core operating performance. Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, these non-GAAP financial measures are not a substitute for GAAP revenue. Second, these non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently.

The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure.

Note that unless otherwise stated, 2020 metrics below represent pro-forma fuboTV Pre-Merger.

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

Non-GAAP Monthly Average Revenue Per User (“ARPU”)

We believe Non-GAAP Monthly Average Revenue Per User (“ARPU”) is a relevant measure to gauge the revenue received per subscriber on a monthly basis. ARPU is defined as total subscriber revenue collected in the period, also known as Platform Bookings (subscriber and advertising revenues excluding other revenues) divided by the average daily paid subscribers in such period divided by the number of months in the period.

Non-GAAP Monthly Average Cost Per User (“ACPU”)

We believe Non-GAAP Monthly Average Cost Per User (“ACPU”) is a relevant measure to gauge our variable expenses per subscriber. ACPU reflects Variable COGS per user, defined as subscriber related expenses less minimum guarantees expensed, payment processing for deferred revenue, IAB fees for deferred revenue and other subscriber related expenses in a given period, divided by the average daily subscribers in the period, divided by the number of months in the period.

Non-GAAP Adjusted Contribution Margin (“ACM”)

We believe Non-GAAP Adjusted Contribution Margin (“ACM”) is a relevant metric to gauge our per-subscriber profitability. ACM is calculated by subtracting ACPU from ARPU and dividing the result by ARPU.

Reconciliation of Certain GAAP to Non-GAAP Metrics

Reconciliation of Revenue to Non-GAAP Platform Bookings and Reconciliation of Subscriber Related Expenses to Non-GAAP Variable COGS and Adjusted Contribution Margin (in thousands except average subscriber and average per user amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020
		Pro-forma Combined fuboTV Pre-Merger and Facebank Pre-Merger excluding Facebank AG and Nexway AG
Revenue (GAAP)	$119,720	$51,047
Add (subtract):
Other revenue	-	(537)
Prior period subscriber deferred revenue	(17,344)	(9,377)
Current period subscriber deferred revenue	20,118	8,066
Non-GAAP Platform Bookings	122,494	49,199
Divide:
Average subscribers	590,961	302,788
Months in period	3	3
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$69.09	$54.16

Subscriber Related Expenses (GAAP)	$113,307	$58,000
Add (Subtract):
Payment processing for deferred revenue (current period)	(64)	161
In-app billing Fees for deferred revenue (current period)	6	41
Content credits	4,843	-
Minimum guarantees expensed	(405)	(9,567)
Payment processing for deferred revenue (prior period)	53	(206)
In-app billing fees for deferred revenue (prior period)	13	(53)
Other subscriber related expenses	(1,691)	(629)
Non-GAAP Variable COGS	116,062	47,747
Divide:
Average subscribers	590,961	302,788
Months in period	3	3
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.47	$52.56

Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	69.09	54.16
Subtract:
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	65.47	52.56
Divide:
Non-GAAP Monthly Average Revenue per user (Monthly ARPU)	69.09	54.16
Non-GAAP Adjusted Contribution Margin	5.3%	3.0%

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees, operating expenses, including payroll-related, marketing, technology and professional fees, and expenses related to the launch and operations of our wagering business. We successfully raised $389.9 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. As of March 31, 2021, we had cash of $459.5 million. We believe our existing cash will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months.

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

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide COVID-19 pandemic (“COVID-19”). However, we are continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the pandemic throughout the world. Given the daily evolution of the COVID-19 outbreak and the global response to curb its spread, COVID-19 may affect our results of operations, financial condition, or liquidity. See Note 10 for further discussion regarding our outstanding indebtedness.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	(53,867)	(7,478)
Net cash used in investing activities	(2,379)	(2,421)
Net cash provided by financing activities	384,960	2,356
Net increase (decrease) in cash, cash equivalents and restricted cash	328,714	(7,543)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $53.9 million, which consisted of our net loss of $70.2 million, adjusted for non-cash movements of $21.6 million. The non-cash movements included $9.2 million of depreciation and amortization expenses primarily related to intangible assets, $9.4 million of stock-based compensation, $2.5 million of amortization of debt discount and $0.6 million of change in fair value warrant liabilities partially offset by $0.5 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $5.3 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assts of $2.9 million, a net decrease in accounts payable, accrued expenses and other current and long-term liabilities of $5.1 million due to timing of payments and an increase in deferred revenue of $2.8 million.

For the three months ended March 31, 2020, net cash used in operating activities was $7.5 million, which consisted of our net loss of $56.3 million, adjusted for non-cash movements of $47.9 million. The non-cash movements included $24.1 million of loss on issuance of common stock and warrants, $9.1 million of stock-based compensation, $8.6 million loss on the deconsolidation of Nexway, $5.2 million of depreciation and amortization expenses primarily related to intangible assets and $1.7 million of amortization of debt discounts, partially offset by $1.0 million of deferred income tax benefits. Changes in operating assets and liabilities resulted in cash inflows of approximately $0.9 million, primarily consisted of a net increase in accounts payable and accrued expenses and other current and long-term liabilities of $0.9 million due to timing of payments.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $2.4 million, which consisted of a $1.7 million for merger and acquisition activity and $0.6 million of capital expenditures.

For the three months ended March 31, 2020, net cash used in investing activities was $2.4 million consisting solely of an advance made to fuboTV Pre-Merger.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $385.0 million. The net cash provided is primarily related to $389.9 million of proceeds received from the issuance of senior convertible notes, and $1.6 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $6.6 million of outstanding debt.

For the three months ended March 31, 2020, net cash provided by financing activities was $2.4 million. The net cash provided is primarily related to $2.3 million of proceeds received from the sale of our common stock and warrants and $0.9 million from the issuance of convertible notes partially offset by $0.5 million repayment of convertible notes and the redemption of Series D preferred stock of $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include, but are not limited to, allocating the fair value of purchase consideration issued in business acquisitions, recoverability of goodwill and intangible assets, valuation of warrants, convertible notes, and equity instruments and accounting for income taxes, including the valuation allowance on deferred tax assets.

There have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Recently Issued Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the accompanying unaudited condensed consolidated financial statements for a discussion of recently issued accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, because of the material weaknesses in our internal control over financial reporting described below and in our amended Annual Report on Form 10-K filed with the SEC on March 29, 2021, our disclosure controls and procedures were not effective.

Material Weaknesses

For the fiscal year ended December 31, 2020, we have identified material weaknesses in our internal control over financial reporting with respect to the accounting for non-routine transactions, including business combinations as described below:

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

Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Remediation Plan

In February 2021, the Company consummated the acquisition of a sports betting and interactive gaming company. Management took steps to address the internal control deficiencies that contributed to the foregoing material weaknesses, including:

●	Extensive financial and legal due diligence performed by various members of the Company and outside legal counsel. Board of Directors reviewed the strategic business case and formally approved the transaction;
●	Key model assumptions were supported by detailed documentation of the reasonableness of the assumptions used;
●	Evaluated the competency of the valuation specialist engaged to determine the fair value of specific accounts on the opening balance sheet;
●	Existence and completeness of assets acquired and liabilities assumed as of the closing date were determined through specific procedures;
●	Comprehensive technical accounting memo was prepared that documents the applicable accounting for business combinations; and
●	The income tax impact of the acquisition was assessed and documented.

In addition, during 2019, we identified additional material weaknesses in our internal control over financial reporting relating to the inappropriate application of U.S. GAAP. During 2020, management took steps to address the internal control deficiencies that contributed to the material weaknesses, including:

●	Transitioned responsibility over the accounting function to the finance personnel of fuboTV Pre-Merger, including individuals with prior experience working for finance departments of public companies;
●	Hired additional experienced finance and accounting personnel with technical accounting experience, supplemented by third-party resources;
●	Documented and formally assessed our accounting and financial reporting policies and procedures, and implemented segregation of duties in key functions;
●	Assessed significant accounting transactions and other technical accounting and financial reporting issues, prepared accounting memoranda addressing these issues and maintain these memoranda in our corporate records timely;
●	Improved the compilation processes, documentation, and monitoring of our critical accounting estimates; and
●	Implemented processes for creating an effective and timely close process.
●	Engaged a third-party provider to perform internal audit services, including assessing and improving our internal controls for compliance with the Sarbanes-Oxley Act.

We continue to implement the remediation plans for the aforementioned material weaknesses, including:

●	We will continue to hire additional accounting personnel with appropriate GAAP technical accounting expertise, as necessary;
●	We designed additional controls around identification, documentation, and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls include the implementation of additional supervision and review activities by qualified personnel, and the adoption of additional policies and procedures related to accounting and financial reporting;
●	We implemented specific procedures in the review of tax accounting, designed to enhance our income tax controls; and
●	We continue to work with the third-party provider to strengthen our internal controls for compliance with the Sarbanes-Oxley Act.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, and may in the future, be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, the Company believes that the likelihood of any material adverse impact on the Company’s consolidated results of operations, cash flows or our financial position for any such litigation or claims is remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of the costs to defend lawsuits, diversion of management resources and other factors.

Said-Ibrahim v. fuboTV Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01412 (S.D.N.Y) & Lee v. fuboTV, Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01641 (S.D.N.Y.) (consolidated as In re fuboTV Inc. Securities Litigation, No. 21-cv-01412 (S.D.N.Y.))

On February 17, 2021, putative shareholders Wafa Said-Ibrahim and Adhid Ibrahim filed a class action lawsuit against the Company, co-founder and CEO David Gandler, Executive Chairman Edgar M. Bronfman Jr., and CFO Simone Nardi (collectively, the “Class Action Defendants”). Plaintiffs allege that Class Action Defendants violated federal securities laws by disseminating false and misleading statements regarding the Company’s financial health and operating condition, including the Company’s ability to grow subscription levels, future profitability, seasonality factors, cost escalations, ability to generate advertising revenue, valuation, and prospects of entering the online sports wagering market. The Plaintiffs allege that Class Action Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, and seek damages and other relief.

Plaintiffs seek to pursue this claim on behalf of themselves as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the NYSE between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby. On February 24, 2021, putative shareholder Steven Lee filed a nearly identical class action lawsuit against the same Defendants.

On April 19, 2021, putative shareholder Nordine Aamchoune filed a motion to consolidate the two lawsuits and be appointed lead plaintiff. On April 29, 2021, pursuant to the Private Securities Litigation Reform Act of 1995, the Court consolidated the two lawsuits and appointed Mr. Aamchoune as lead plaintiff. Mr. Aamchoune will now file an amended, consolidated complaint, and the Class Action Defendants will file a motion to dismiss the complaint.

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

The Derivative Defendants filed a motion to dismiss the complaint on April 21, 2021. Plaintiff’s opposition is due on May 12, 2021, and the Derivative Defendants’ reply is due on May 19, 2021.

The Company believes these claims are without merit and intends to vigorously defend this litigation.

Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al. (Index No. 605474/20 Supreme Court of the State of New York.

On June 8, 2020, Andrew Kriss and Eric Lerner filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others. On November 12, 2020, plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud, and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company believes the claims are without merit and intends to vigorously defend this litigation and on January 19, 2021, the Company filed a motion to dismiss all claims asserted against it. That motion has been fully submitted and is pending resolution by the court.

Item 1A. Risk Factors

In this Item 1A, unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to the combined company post-Merger – fuboTV Inc., or fuboTV, and its subsidiaries, including fuboTV Sub. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. and its subsidiaries prior to the Merger and “fuboTV Pre-Merger” refers to fuboTV Inc., a Florida corporation and its subsidiaries prior to the Merger.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

We have incurred losses since inception. Our net loss for the three months ended March 31, 2021 was $70.2 million. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

Given the seasonal nature of our subscriptions, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2019, fuboTV Pre-Merger had federal net operating loss carryforwards of approximately $375.8 million, a portion of which will expire at various dates if not used prior to such dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have experienced ownership changes in the past, and therefore a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of conversions of the 2026 Convertible Notes, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As of March 31, 2021, we had $425.3 million of outstanding indebtedness on a consolidated basis which included approximately $402.5 million of convertible notes, $18.1 million of indebtedness to AMC Networks Ventures LLC, which is secured by a lien on substantially all of the assets of fuboTV Sub and has subsequently been repaid in full on May 7, 2021; and other notes outstanding with an aggregate principal of approximately $4.7 million.

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

Finally, we may in the future be in non-compliance with the terms of certain of our other debt instruments. To the extent we are in non-compliance with the terms of such debt instruments, we may be required to make payments to the holders of such instruments, those holders may be entitled to the issuance of stock by us, and the holders of such stock may be entitled to registration or other investor rights.

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

Our business could be adversely affected if a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than fuboTV, and while these entities should be responsible for the devices’ performance, the connection between these devices and fuboTV may nonetheless result in consumer dissatisfaction toward fuboTV and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices or may lead us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our subscribers’ use and enjoyment could be negatively impacted.

We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.

Each of Google Cloud Platform, or GCP, and Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by both GCP and AWS. Currently, we run the vast majority of our computing on GCP with some key components running on AWS. Given this, along with the fact that we cannot easily switch what is specifically running now on GCP and/or AWS to another cloud provider, any disruption of or interference with our use of GCP and/or AWS would impact our operations, and our business would be adversely impacted. Google (through YouTube TV) and, to a lesser extent, Amazon (through Amazon Prime) compete with us and, if Google or Amazon were to use GCP or AWS, respectively, in such a manner as to gain competitive advantage against our service, it could harm our business.

Risks Related to Our Financial Reporting and Disclosure

We identified material weaknesses in our internal control over financial reporting in 2019 and 2020 and while we continue to take steps to address the internal control deficiencies that contributed to the material weaknesses, a material weakness in our internal control over financial reporting still exists as it relates to non-routine transactions. We may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could lead investors to lose confidence in the accuracy and completeness of our financial reports.

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

During 2020, we identified the following material weaknesses in our internal control over financial reporting with respect to the accounting for business combinations:

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

In February 2021, the Company consummated the acquisition of a sports betting and interactive gaming company. Management took steps to address the internal control deficiencies that contributed to the foregoing material weaknesses, including:

●	Extensive financial and legal due diligence performed by various members of the Company and outside legal counsel. Board of Directors reviewed the strategic business case and formally approved the transaction;
●	Key model assumptions were supported by detailed documentation of the reasonableness of the assumptions used;
●	Evaluated the competency of the valuation specialist engaged to determine the fair value of specific accounts on the opening balance sheet;
●	Existence and completeness of assets acquired, and liabilities assumed as of the closing date were determined through specific procedures;
●	Comprehensive technical accounting memo was prepared that documents the applicable accounting for business combinations; and
●	The income tax impact of the acquisition was assessed and documented

In addition, during 2019, we identified additional material weaknesses in our internal control over financial reporting relating to the inappropriate application of U.S. GAAP and are undertaking remediation efforts with respect to these material weaknesses. While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

For example, laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber generated content, including or defamatory content. Specifically, Section 230 of the Communications Decency Act (the “CDA”) provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. Immunity under the CDA has been well-established through case law. On a regular basis, however, challenges to both laws seek to limit immunity. For example, a recent executive order and a letter from several senators to the Federal Communications Commission (the “FCC”) have renewed calls for the protections of Section 230 to be scaled back. Any such changes could affect our ability to claim protection under the CDA.

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

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances or business practices. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. Litigation disputes, including the disputes we are currently facing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

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

We continue to pursue and may in the future engage in acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We continue to pursue and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The entities acquired in such acquisitions may not be profitable and may have significant liabilities. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Vigtory, Inc. in February 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Any acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems, and if we were unable to address such risks successfully, our business could be harmed.

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

Risks Related to the 2026 Convertible Notes

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Convertible Notes in cash or to repurchase the 2026 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Convertible Notes.

Holders of the 2026 Convertible Notes will have the right to require us to repurchase all or a portion of the 2026 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2026 Convertible Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2026 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.

In addition, our ability to repurchase the 2026 Convertible Notes or to pay cash upon conversions of all or a portion of the 2026 Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase all or a portion of the 2026 Convertible Notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of all or a portion of the 2026 Convertible Notes or at their maturity as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreement. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of all or a portion of the 2026 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of any or all of the 2026 Convertible Notes is triggered, holders of the 2026 Convertible Notes will be entitled to convert their 2026 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert 2026 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2026 Convertible Notes do not elect to convert their 2026 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2026 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the liability component of the 2026 Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion to the carrying value of the 2026 Convertible Notes to their face amount over the term of the 2026 Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2026 Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2026 Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2026 Convertible Notes, then our diluted earnings per share could be adversely affected.

In August 2020, the FASB published an Accounting Standards Update (“ASU”) 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020.

Provisions in the indenture for the 2026 Convertible Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the 2026 Convertible Notes, holders of the 2026 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2026 Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2026 Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the 2026 Convertible Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

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

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. Our executive officers and directors and certain of our shareholders were in the past subject to certain lock-up agreements and the Rule 144 holding period requirements that have since expired. Now that these lock-up periods have expired and the holding periods have elapsed, additional shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing holders sell substantial amounts of our common stock in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

General Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item 2 of Part II of this Quarterly Report was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit No.	Furnished/Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	July 6, 2020	3.1(n)
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	July 6, 2020	3.1(o)
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	July 6, 2020	3.1(p)
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	July 6, 2020	3.1(q)
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	July 6, 2020	3.1(r)
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	July 6, 2020	3.1(s)
3.1(t)	Articles of Amendment to Articles of Incorporation dated July 2, 2020.	8-K	August 13, 2020	3.1
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	October 30, 2020	3.1(u)
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
3.2(d)	Amendment to the Bylaws of the Company dated September 13, 2020		September 15, 2020	3.2(d)
4.1	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee.	8-K	February 2, 2021	4.1
4.2	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026	8-K	February 2, 2021	4.2
10.1	Purchase Agreement, dated as of January 28, 2021, by and among fuboTV Inc. and Evercore Group L.L.C.	8-K	February 2, 2021	4.2
10.2	Lease dated February 23, 2021 by and among fuboTV Inc. and HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC.	8-K	March 3, 2021	10.1
10.3	Separation Agreement, by and among the Company and Jordan Fiksenbaum, dated as of March 18, 2021.	8-K	March 23, 2021	10.1
10.4	Consulting Agreement, by and among the Company and HC Marketing, LLC, a company controlled by Jordan Fiksenbaum, dated as of March 18, 2021.	8-K	March 23, 2021	10.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL INSTANCE DOCUMENT				*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				*
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: May 13, 2021	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: May 13, 2021	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer)

