Form 10-Q
period 2021-06-30
fuboTV Inc. /FL
filed 2021-08-11
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 31 2021, there were 141,666,712 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

fuboTV Inc.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	2

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

Signatures		63

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

In addition, forward-looking statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	June 30	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$406,740	$134,942
Accounts receivable, net	20,908	17,495
Prepaid and other current assets	8,785	4,277
Total current assets	436,433	156,714

Property and equipment, net	3,871	1,771
Restricted cash	5,404	1,279
Intangible assets, net	199,603	216,449
Goodwill	489,089	478,406
Right-of-use assets	7,537	4,639
Other non-current assets	919	91
Total assets	$1,142,856	$859,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,657	$31,160
Accrued expenses	140,806	126,393
Notes payable	4,846	4,593
Deferred revenue	24,496	17,428
Warrant liabilities	14,049	22,686
Long-term borrowings – current portion	-	24,255
Current portion of lease liabilities	1,331	799
Total current liabilities	218,185	227,314

Convertible notes, net of discount	307,981	-
Deferred income taxes	3,877	5,100
Lease liabilities	6,395	3,859
Other long-term liabilities	21	128
Total liabilities	536,459	236,401

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, no shares issued and outstanding at June 30, 2021 and 23,219,613 shares issued and outstanding at December 31, 2020	-	406,665
Common stock par value $0.0001: 400,000,000 shares authorized; 141,097,294 and 92,490,768 shares issued at June 30, 2021 and December 31, 2020, respectively; 140,920,362 and 91,690,768 shares outstanding at June 30, 2021 and December 31, 2020, respectively	14	9
Additional paid-in capital	1,409,049	853,824
Treasury stock, at cost, 176,932 and 800,000 shares at June 30, 2021 and December 31, 2020	-	-
Accumulated deficit	(791,481)	(626,456)
Non-controlling interest	(11,185)	(11,094)
Total stockholders’ equity	606,397	622,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,142,856	$859,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscription	$114,368	$39,511	$221,482	$39,511
Advertisement	16,466	4,323	29,072	4,323
Other	50	338	50	7,633
Total revenues	130,884	44,172	250,604	51,467
Operating expenses
Subscriber related expenses	120,500	53,087	233,807	53,087
Broadcasting and transmission	12,395	9,492	22,946	9,492
Sales and marketing	21,514	7,577	43,657	11,256
Technology and development	20,001	9,551	31,439	9,551
General and administrative	28,293	17,338	46,447	33,862
Depreciation and amortization	9,247	14,417	18,456	19,637
Total operating expenses	211,950	111,462	396,752	136,885
Operating loss	(81,066)	(67,290)	(146,148)	(85,418)

Other income (expense)
Interest expense and financing costs	(4,175)	(13,325)	(6,629)	(15,906)
Amortization of debt discount	(4,043)	-	(6,555)	-
Loss on issuance of notes, bonds, and warrants	-	(602)	-	(24,655)
Loss on extinguishment of debt	(380)	-	(380)	-
Loss on deconsolidation of Nexway	-	-	-	(11,919)
Change in fair value of warrant liabilities	(6,019)	4,966	(6,604)	4,600
Change in fair value of subsidiary warrant liability	-	18	-	3
Change in fair value of shares settled liability	-	(1,485)	-	(1,665)
Change in fair value of derivative liability	-	(823)	-	(526)
Unrealized gain on equity method investment	-	2,614	-	2,614
Other expense	-	(1,158)	(18)	(1,594)
Total other expense	(14,617)	(9,795)	(20,186)	(49,048)
Loss before income taxes	(95,683)	(77,085)	(166,334)	(134,466)
Income tax benefit	753	3,481	1,218	4,519
Net loss	(94,930)	(73,604)	(165,116)	(129,947)
Less: Net loss attributable to non-controlling interest	15	682	91	1,555
Net loss attributable to controlling interest	(94,915)	(72,922)	(165,025)	(128,392)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	-	-	(171)
Net loss attributable to common stockholders	$(94,915)	$(72,922)	$(165,025)	$(128,563)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.68)	$(2.08)	$(1.27)	$(3.97)
Weighted average shares outstanding:
Basic and diluted	140,596,001	35,045,390	129,591,310	32,390,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share amounts)

					Additional					Total
	Preferred stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2020	23,219,613	406,665	92,490,768	9	853,824	(800,000)	-	(626,456)	(11,094)	622,948
Conversion of Series AA Preferred Stock	(23,219,613)	$(406,665)	46,439,226	5	406,660	-	-	-	-	-
Exercise of common stock warrants	-	-	536,825	-	15,803	-	-	-	-	15,803
Issuance of treasury stock in connection with acquisition	-	-	-	-	8,538	623,068	-	-	-	8,538
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	88,059	-	-	-	-	88,059
Exercise of stock options	-	-	1,082,964	-	776	-	-	-	-	776
Stock based compensation	-	-	-	-	9,374	-	-	-	-	9,374
Other	-	-	-	-	(5)	-	-		-	(5)

Net loss	-	-	-	-	-	-	-	(70,110)	(76)	(70,186)
Balance at March 31, 2021 (Unaudited)	-	$-	140,549,783	$14	$1,383,029	(176,932)	$-	$(696,566)	$(11,170)	$675,307
Exercise of common stock warrants	-	-	71,428	-	500	-	-	-	-	500
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	(113)	-	-	-	-	(113)
Exercise of stock options	-	-	508,664	-	1,200	-	-	-	-	1,200
Stock based compensation	-	-	-	-	24,431	-	-	-	-	24,431
Other	-	-	(32,581)	-	2	-	-	-	-	2
Net loss	-	-	-	-	-	-	-	(94,915)	(15)	(94,930)
Balance at June 30, 2021 (Unaudited)	-	-	141,097,294	14	1,409,049	(176,932)	-	(791,481)	(11,185)	606,397

							Accumulated
					Additional		Other		Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	-	$-	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	-	-	795,593	-	2,297	-	-	-	2,297
Issuance of common stock -subsidiary share exchange	-	-	1,552,070	-	1,150	-	-	(1,150)	-
Common stock issued in connection with note payable	-	-	7,500	-	67	-	-	-	67
Stock based compensation	-	-	1,040,000	-	10,061	-	-	-	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(171)	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	-	-	(9)	-	-	-	(9)
Deconsolidation of Nexway	-	-	-	-	-	-	770	(2,595)	(1,825)
Net loss	-	-	-	-	-	(55,470)	-	(873)	(56,343)
Balance at March 31, 2020 (Unaudited)	-	$-	32,307,663	$3	$270,397	$(111,593)	$-	$17,984	$176,791
Issuance of common stock for cash	-	-	3,906,313	1	478	-	-	-	479
Issuance of common stock - subsidiary share exchange	-	-	1,201,749	-	892	-	-	(892)	-
Common stock issued in connection with note payable	-	-	25,000	-	192	-	-	-	192
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Pre-Merger	32,324,362	566,124	-	-	-	-	-	-	566,124
Settlement of share settled liability			900,000		9,054				9,054
Stock based compensation	-	-	343,789	-	8,715	-	-	-	8,715
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	-	126	-	-	126
Accrued Series D Preferred Stock dividends	-	-	-	-	(8)		-	-	(8)
Net loss	-	-	-	-	-	(72,922)	-	(682)	(73,604)
Balance at June 30, 2020 (Unaudited)	32,324,362	$566,124	38,684,514	$4	$289,720	$(184,389)	$-	$16,410	$687,869

The

accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(165,116)	$(129,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,456	19,637
Stock-based compensation	33,805	17,776
Loss on deconsolidation of Nexway, net of cash retained by Nexway	-	8,564
Loss on issuance of notes, bonds and warrants		24,655
Loss on extinguishment of debt	380	-
Common stock issued in connection with note payable	-	67
Non-cash expense relating to issuance of warrants and common stock		2,208
Amortization of debt discount	6,555	10,981
Deferred income tax benefit	(1,218)	(4,519)
Change in fair value of derivative liability	-	526
Change in fair value of warrant liabilities	6,604	(4,600)
Change in fair value of subsidiary warrant liability	-	(3)
Change in fair value of shares settled liability	-	1,665
Change in fair value of profit share liability	-	148
Unrealized gain on investment	-	(2,614)
Amortization of right-of-use assets	624	167
Accrued interest on notes payable	-	246
Other adjustments	245	979
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	(3,413)	792
Prepaid expenses and other assets	(5,583)	(614)
Accounts payable	1,390	3
Accrued expenses	13,233	796
Due to related parties	-	10,889
Deferred revenue	7,068	46
Lease liabilities	(454)	(162)
Net cash used in operating activities	(87,424)	(42,314)

Cash flows from investing activities
Advance to fuboTV Pre-Merger	-	(10,000)
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	-	9,373
Cash paid for acquisition	(1,740)	-
Purchases of property and equipment	(2,138)	(70)
Purchase of intangible assets	(1,300)	-
Net cash used in investing activities	(5,178)	(697)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of fees	-	28,926
Proceeds from convertible note, net of issuance costs	389,946	3,003
Proceeds from exercise of stock options	1,976	-
Proceeds from the exercise of common stock warrants	1,312	-
Repayments of convertible notes	-	(1,140)
Proceeds from notes payable and long-term borrowings	-	23,649
Repayments of notes payable and long-term borrowings	(24,709)	(9,657)
Proceeds from the issuance of Series D Preferred Stock	-	203
Redemption of Series D Preferred Stock	-	(611)
Repayments to related parties	-	(300)
Net cash provided by financing activities	368,525	44,073

Net increase in cash, cash equivalents and restricted cash	275,923	1,062
Cash, cash equivalents and restricted cash at beginning of period	136,221	7,624
Cash, cash equivalents and restricted cash at end of period	$412,144	$8,686

Supplemental disclosure of cash flows information:
Interest paid	$432	$4,110
Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$406,665	$-
Issuance of convertible preferred stock for Merger	$-	$566,124
Reclass of shares settled liability to additional paid-in capital for issuance of common stock	$-	$9,054
Reclass of shares settled liability for intangible asset to stock-based compensation	$-	$1,000
Issuance of treasury stock in connection with acquisition	$8,538	$-
Cashless exercise of common stock warrants	$14,991	$-
Lender advanced loan proceeds direct to fuboTV	$-	$7,579
Issuance of common stock - subsidiary share exchange	$-	$2,042
Accrued Series D Preferred Stock dividends	$-	$17
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$-	$171

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

The Company had cash and cash equivalents of $406.7 million, working capital of $218.2 million and an accumulated deficit of $791.5 million as of June 30, 2021. The Company incurred a $94.9 million and $165.1 million net loss for the three and six months ended June 30, 2021, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses as it continues to fully ramp up its operating activities.

As discussed further in Note 10, on February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes”). The 2026 Convertible Notes will bear interest from February 2, 2021, at a rate of 3.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased.

The net proceeds from this offering were approximately $389.4 million, after deducting a discount and offering expenses of approximately $13.1 million. The Company intends to use the proceeds from this offering for general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill and intangible assets, accruals for contingent liabilities, valuation of warrants, convertible notes, and equity instruments issued in share-based payment arrangements and accounting for income taxes, including the valuation allowance on deferred tax assets.

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$406,740	$134,942
Restricted cash	5,404	1,279
Total cash, cash equivalents and restricted cash	$412,144	$136,221

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.

No individual customer accounted for more than 10% of revenue for each of the three and six months ended June 30, 2021, and 2020. Three customers accounted for more than 10% of accounts receivable as of June 30, 2021, and December 31, 2020.

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

Significant Accounting Policies

For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report. Except for the accounting for the 2026 Convertible Notes discussed in Note 10, there were no significant changes to the Company’s accounting policies during the six months ended June 30, 2021.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic loss per share:
Net loss	$(94,930)	$(73,604)	$(165,116)	$(129,947)
Less: Net loss attributable to non-controlling interest	15	682	91	1,555
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	-	-	(171)
Net loss attributable to common stockholders	(94,915)	(72,922)	(165,025)	(128,563)

Shares used in computation:
Weighted-average common shares outstanding	140,596,001	35,045,390	129,591,310	32,390,829
Basic and diluted loss per share	$(0.68)	$(2.08)	$(1.27)	$(3.97)

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock purchase warrants	1,750,843	603,576	1,750,843	1,147,844
Convertible preferred shares	-	64,355,375	-	32,405,688
Stock options	16,630,240	6,377,997	16,630,240	6,361,982
Unvested restricted stock units	1,243,757	-	1,243,757	-
Convertible notes variable settlement feature	6,966,078	536,164	6,966,078	536,164
Total	26,590,918	71,873,112	26,590,918	40,451,678

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company intends to adopt this ASU in January 2022. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company intends to adopt this ASU in January 2022. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed financial statements properly reflect the change.

Note 4 – Acquisition

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

Note 5 - Revenue from Contracts with Customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription	$114,368	$39,511	$221,482	$39,511
Advertisement	16,466	4,323	29,072	4,323
Other	50	338	50	7,633
Total revenues	$130,884	$44,172	$250,604	$51,467

Contract balances

For the six months ended June 30, 2021 and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of June 30, 2021 and December 31, 2020, the Company’s contract liabilities totaled approximately $24.5 million and $17.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

Note 6 - Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Buildings	$725	$-
Furniture and fixtures	576	573
Computer equipment	1,724	801
Leasehold improvements	2,305	2,272
Construction-in-progress	726	-
	6,056	3,646
Less: Accumulated depreciation	(2,185)	(1,875)
Total property and equipment, net	$3,871	$1,771

Depreciation expense totaled approximately $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense totaled approximately $0.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Intangible Assets and Goodwill

Intangible Assets

The table below summarizes the Company’s intangible assets at June 30, 2021 and December 31, 2020 (in thousands):

			June 30, 2021
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.7	$23,678	$(14,799)	$8,879
fuboTV tradename	9	7.7	38,197	(5,305)	32,892
Software and technology	9	7.7	181,782	(25,250)	156,532
Market access license	10	10.0	1,300	-	1,300
Total			$244,957	$(45,354)	$199,603

			December 31, 2020
	Useful Lives (Years)	Weighted Average Remaining Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.5	$23,678	$(8,880)	$14,798
fuboTV tradename	9	8.5	38,197	(3,183)	35,014
Software and technology	9	8.5	181,782	(15,145)	166,637
Total			$243,657	$(27,208)	$216,449

The intangible assets are being amortized over their respective original useful lives, which range from two to ten years. The Company recorded amortization expense related to the above intangible assets of approximately $9.1 million and $14.3 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $18.1 million and $19.5 million for the six months ended June 30, 2021 and 2020, respectively.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2021	$18,216
2022	27,578
2023	24,577
2024	24,562
2025	24,562
Thereafter	80,108
Total	$199,603

Goodwill

The following table is a summary of the changes to goodwill for the six months ended June 30, 2021 (in thousands):

Balance - December 31, 2020	$478,406
Vigtory acquisition	10,683
Balance - June 30, 2021	$489,089

As of December 31, 2020, goodwill includes an accumulated impairment charge of $148.1 million for the Facebank reporting unit which represented all of the goodwill of that reporting unit, for which all of the assets were written off.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are presented below (in thousands):

	June 30, 2021	December 31, 2020
Affiliate fees	$111,753	$102,914
Broadcasting and transmission	11,476	13,297
Selling and marketing	8,854	13,347
Accrued compensation	3,263	2,552
Legal and professional fees	6,407	4,582
Taxes (including value added)	19,863	13,542
Interest Payable	5,977	-
Subscriber related	1,878	1,937
Other	3,992	5,382
Total	$173,463	$157,553

Note 9 - Income Taxes

The Company recorded income tax benefits primarily associated with the net reduction of the valuation allowance recorded against deferred tax assets of $1.2 million and $4.5 million during the six months ended June 30, 2021 and 2020, respectively.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At June 30, 2021 and December 31, 2020, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the net deferred tax assets have been partially offset by a valuation allowance.

Note 10 - Notes Payable, Long-Term Borrowing, and Convertible Notes

Notes payable and long-term borrowing as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

		June 30,	December 31,
Note	Stated Interest Rate	2021	2020
2026 Convertible Notes	3.25%	$307,981	$-
Senior secured loan	LIBOR plus 5.25% per annum	-	19,556
Note payable	10.0%	4,811	4,558
Paycheck Protection Program Loan	1.0%	-	4,699
Other	4.0%	35	35
		$312,827	$28,848

2026 Convertible Notes

As disclosed in Note 2, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes”) dated February 2, 2021.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The initial equivalent conversion price of the 2026 Convertible Notes was $57.78 per share of the Company’s common stock. Holders may convert their 2026 Convertible Notes on or after November 15, 2025, until the close of business on the second business day preceding the maturity date or prior to November 15, 2025 under certain circumstances including:

(i)	during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on March 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(ii)	during the five-business day period after any five consecutive trading day period in which the trading price for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

The Company accounted for the 2026 Convertible Notes using a cash conversion model. In accordance with ASC 470-20, the Company used an effective interest rate of 8.67% to estimate the fair value of the debt instrument, excluding the equity conversion feature, and recognized a debt discount of $90.9 million (representing the difference between the fair value and the net proceeds) with a corresponding increase to additional paid in capital. The underwriting discount and offering expenses totaling $13.1 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $3.0 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $10.1 million were recorded on the issuance date and are reflected in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs are being amortized through February 15, 2026, as amortization of debt discount on the accompanying condensed consolidated statement of operations.

Senior Secured Loan

In April 2018, fuboTV Pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company made principal repayments of $20.0 million during the six months ended June 30, 2021. The Term Loan was repaid in full on May 7, 2021.

Note payable

The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation, a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $1.9 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The CAM Digital Note relates to the acquisition of technology from parties who, as a result of the acquisition of EAI, own 15,000,000 shares of the Company’s common stock (after the conversion of 1,000,000 shares of Series X Convertible Preferred Stock during the year ended December 31, 2019). The CAM Digital Note is currently in default and the Company is in negotiation with such holders to resolve the matter. The outstanding balance as of June 30, 2021, including interest and penalties, is $4.8 million and is included in notes payable on the accompanying condensed consolidated balance sheet.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Other

The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the then Chief Executive Officer, John Textor bearing interest at the rate of 4% per annum. As of June 30, 2021, the principal balance and accrued interest totaled approximately $35,000.

Note 11 - Fair Value Measurements

Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair valued measured at June 30, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$14,049	$14,049
Total financial liabilities at fair value	$-	$-	$14,049	$14,049

	Fair valued measured at December 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$22,686	$22,686
Total financial liabilities at fair value	$-	$-	$22,686	$22,686

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Warrant Liabilities

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the six months ended June 30, 2021. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2020	$22,686
Change in fair value	585
Redemption	(15,241)
Fair value at March 31, 2021	8,030
Change in fair value	6,019
Fair value at June 30, 2021	$14,049

The Company used a Black-Scholes model to estimate the fair value of the warrant liabilities at June 30, 2021 and December 31, 2020 using the following inputs:

	June 30, 2021	December 31, 2020
Fair value of underlying common shares	$32.11	$28.00
Exercise price	$9.25	$9.25
Expected dividend yield	—%	—%
Expected volatility	62.2% - 63.3%	73.9% - 75.1%
Weighted average expected volatility	62.6%	74.4%
Risk-free interest rate	0.06% - 0.06%	0.10% - 0.11%
Weighted average risk-free interest rate	0.06%	0.11%
Expected term (years)	0.65 - 0.74	1.14 - 1.24
Weighted average expected term (years)	0.65	1.19

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

Issuance of treasury stock

On February 26, 2021, the Company issued 623,068 shares of its common stock in connection with the Vigtory Acquisition.

Stock-based compensation

During the three and six months ended June 30, 2021 and 2020 the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscriber related expenses	$16	$7	$30	$7
Sales and marketing	790	625	1,503	625
Technology and development	8,551	1,195	10,621	1,195
General and administrative	15,074	9,906	21,651	18,157
	$24,431	$10,923	$33,805	$19,984

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Options

The Company provides stock-based compensation to employees, directors, and consultants under the Company’s 2020 Equity Incentive Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly-traded set of peer companies with consideration of the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The Board of Directors approved a modification to stock option grants to two employees who terminated from the Company. The modifications accelerated the vesting of unvested stock options as of the termination date and provided the option holders with an additional three month post-termination to exercise their stock options. The modifications resulted in incremental stock-based compensation expense of $7.9 million during the three and six month periods ended June 30, 2021.

A summary of stock option activity for the six months ended June 30, 2021, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	13,450,565	$5.45	$303,036	8.1
Granted	158,399	$19.77
Exercised	(1,492,285)	$1.33
Forfeited or expired	(139,736)	$7.05
Outstanding as of June 30, 2021	11,976,943	$6.13	$311,161	7.7

Options vested and exercisable as of June 30, 2021	5,768,677	$3.83	$163,154	6.7

The outstanding stock options as of December 31, 2020 were adjusted from the previously reported amount in the Annual Report to exclude certain option grants subject to discretionary performance conditions, for which a grant date had not occurred as of December 31, 2020.

As of June 30, 2021, the unrecognized stock-based compensation expense related to unvested options was approximately $36.3 million to be recognized over a period of 2.6 years.

Non-employees

During the six months ended June 30, 2020, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. This option has a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date. During the six months ended June 30, 2021, 80,000 options were exercised in exchange for 71,010 shares of the Company’s common stock. These options are not included in the table above.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

There were no options granted to non-employees during the six months ended June 30, 2021.

Market and Service Condition Based Stock Options

A summary of activity under the Plan for market and service-based stock options for the six months ended June 30, 2021 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	3,078,297	$9.69	$56,351	6.3
Granted	1,375,000	$19.59
Outstanding as of June 30, 2021	4,453,297	$12.75	$86,106	6.2

Options vested and exercisable as of June 30, 2021	3,078,297	$9.69	$68,925	5.8

Restricted Stock Units

A summary of the Company’s restricted stock unit activity during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	85,000	$25.26
Granted	1,187,090	$31.46
Vested	(28,333)	$25.26
Unvested at June 30, 2021	1,243,757	$31.18

As of June 30, 2021, the unrecognized stock-based compensation related to restricted stock units totaled $34.8 million, had an aggregate intrinsic value of approximately $39.9 million and weighted average remaining contractual term of 3.5 years.

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2021, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	2,535,528	$8.22	$50,560	1.0
Exercised	(784,685)	$8.66	$-	-
Outstanding as of June 30, 2021	1,750,843	$8.02	$42,538	0.5

Warrants exercisable as of June 30, 2021	1,750,843	$8.02	$42,538	0.5

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 13 - Commitments and Contingencies

Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$467	$312	$779	$410
Variable lease cost	-	3	-	76
Operating lease expense	467	315	779	486
Short-term lease rent expense	-	166	-	166
Total rent expense	$467	$481	$779	$652

Supplemental cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$305	$305	$610	$305
Right of use assets exchanged for operating lease liabilities	$3,522	$5,373	$3,522	$5,373
Weighted average remaining lease term - operating leases	5.2	6.6	5.2	6.6
Weighted average remaining discount rate - operating leases	5.7%	5.3%	5.7%	5.3%

As of June 30, 2021, future minimum payments for the operating leases are as follows:

Year Ended December 31, 2021	$887
Year Ended December 31, 2022	1,725
Year Ended December 31, 2023	1,773
Year Ended December 31, 2024	1,794
Thereafter	2,779
Total	8,958
Less present value discount	(1,232)
Operating lease liabilities	$7,726

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

On March 19, 2021, the Company entered into a sublease agreement for approximately 28,300 square feet located at One North Dearborn Avenue, Chicago, Illinois. The sublease term is four years and commenced May 1, 2021. The annual fixed rent will be $932,747 for the first year; $953,741 for the second year, $974,936 for the third year and $996,130 for the fourth year. This lease is included in the tables above.

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

On February 17, 2021, putative shareholders Wafa Said-Ibrahim and Adhid Ibrahim filed a class action lawsuit against the Company, co-founder and CEO David Gandler, Executive Chairman Edgar M. Bronfman Jr., and CFO Simone Nardi (collectively, the “Class Action Defendants”). Plaintiffs allege that Class Action Defendants violated federal securities laws by disseminating false and misleading statements regarding the Company’s financial health and operating condition, including the Company’s ability to grow subscription levels, prospects, future profitability, seasonality factors, cost escalations, ability to generate advertising revenue, valuation, and entering the online sports wagering market. The Plaintiffs allege that Class Action Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, and seek damages and other relief.

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

On April 29, 2021, the court consolidated Said-Ibrahim v. fuboTV Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01412 (S.D.N.Y) and Lee v. fuboTV, Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01641 (S.D.N.Y.) under In re FuboTV Inc. Securities Litigation, No. 1:21-cv-01412 (S.D.N.Y.). The court also appointed putative shareholder Nordine Aamchoune as lead plaintiff.

On July 12, 2021, Plaintiff filed an Amended Class Action Complaint. The deadline for Class Action Defendants to file a motion to dismiss the Amended Class Action Complaint is September 10, 2021.

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

On April 21, 2021, Derivative Defendants filed a Motion to Dismiss the Original Complaint. In light of the arguments made in Derivative Defendants’ Motion, Plaintiff filed his Amended Verified Shareholder Derivative Complaint on May 12, 2021. Derivative Defendants filed a Motion to Dismiss the Amended Complaint on June 2, 2021. On June 23, 2021, after thoroughly considering Derivative Defendants’ arguments in their Motion, Plaintiff concluded that Derivative Defendants’ arguments were well founded and he jointly, with Derivative Defendants, asked the Court to voluntarily dismiss the derivative action with prejudice, following a proposed Notice of the dismissal to current shareholders. On June 25, 2021, the court entered an order approving the form of the proposed Notice of dismissal to current shareholders and ordering fuboTV to file a Form 8-K with the SEC attaching the Notice and to post the Form 8-K with the Notice to the investor relations section of fuboTV’s corporate website. On June 28, 2021, fuboTV filed a Form 8-K with the SEC attaching the Notice and posted the Form 8-K with the Notice to the investor relations section of fuboTV’s corporate website. On July 28, 2021, the court entered an order dismissing with prejudice the derivative lawsuit filed by Robert Rosenfeld.

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

The results of our operations for the six months ended June 30, 2021 are not readily comparable against the results of our operations for the six months ended June 30, 2020 as a result of our acquisitions of fuboTV Pre-Merger (as defined below) and Facebank AG, and our acquisition of and then deconsolidation of Nexway AG and its subsidiaries.

Overview

Our business motto is “come for the sports, stay for the entertainment.”

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

As a result, we were required to restate certain financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

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

The Company determined that the fair value of the warrants totaled $26.8 million. The Company originally recorded a loss on issuance of common stock and warrants totaling $26.8 million. The Company should have allocated the purchase price of $26.2 million to warrant liability with the residual amount of the $0.6 million to the loss on issuance of common stock and warrants, resulting in an overstatement of the loss by $26.2 million (“the Warrant Error”).

The Warrant Error resulted in the following:

On the condensed consolidated balance sheet as of June 30, 2020, there was no net effect of the Warrant Error to total assets, total liabilities, and total stockholders’ equity. The only line items on the condensed consolidated balance sheet that the Warrant Error affected were additional paid in capital and accumulated deficit, both of which were overstated by $26.2 million.

On the statement of condensed consolidated operations for the three months and six months ended June 30, 2020, the Warrant Error caused a $26.2 million overstatement of loss on issuance of common stock, notes, bonds and warrants.

On the condensed consolidated statement of cash flows for the six months ended June 30, 2020, there was no net effect of the Warrant Error on cash used in operating activities, cash used in investing activities and cash provided by financing activities.

As a result, we were required to restate certain financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

Seasonality

We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, specifically the National Football League, which has a shorter partial-year season.

Components of Results of Operations

Revenues

Subscription

Subscription revenue consist primarily of subscription plans sold through the Company’s website and third-party app stores.

Advertisement

Advertisement revenue consists primarily of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.

Other

Other revenue consists of a contract to sub-license rights to broadcast certain international sporting events to a third party. In 2020, software license revenue consists of revenue generated from the sale of software licenses at one of our subsidiaries, Nexway eCommerce Solutions. As a result of the sale of Nexway AG in July 2020, the Company no longer generates revenue from software licenses.

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

Results of Operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

On August 15, 2019 and September 16, 2019, the Company acquired Facebank AG and Nexway, respectively and on April 1, 2020 the Company acquired fuboTV Pre-Merger. The results of our operations for the three and six months ended June 30, 2020 include the results of operations of Facebank AG and Nexway, which were disposed of in July 2020. Because of this, certain of our results of operations for the six months ended June 30, 2021 are not comparable to the results of operations for the six months ended June 30, 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscription	$114,368	$39,511	$221,482	$39,511
Advertisement	16,466	4,323	29,072	4,323
Other	50	338	50	7,633
Total revenues	130,884	44,172	250,604	51,467
Operating expenses
Subscriber related expenses	120,500	53,087	233,807	53,087
Broadcasting and transmission	12,395	9,492	22,946	9,492
Sales and marketing	21,514	7,577	43,657	11,256
Technology and development	20,001	9,551	31,439	9,551
General and administrative	28,293	17,338	46,447	33,862
Depreciation and amortization	9,247	14,417	18,456	19,637
Total operating expenses	211,950	111,462	396,752	136,885
Operating loss	(81,066)	(67,290)	(146,148)	(85,418)

Other income (expense)
Interest expense and financing costs	(4,175)	(13,325)	(6,629)	(15,906)
Amortization of debt discount	(4,043)	-	(6,555)	-
Loss on issuance of notes, bonds, and warrants	-	(602)	-	(24,655)
Loss on extinguishment of debt	(380)	-	(380)	-
Loss on deconsolidation of Nexway	-	-	-	(11,919)
Change in fair value of warrant liabilities	(6,019)	4,966	(6,604)	4,600
Change in fair value of subsidiary warrant liability	-	18	-	3
Change in fair value of shares settled liability	-	(1,485)	-	(1,665)
Change in fair value of derivative liability	-	(823)	-	(526)
Unrealized gain on equity method investment	-	2,614	-	2,614
Other expense	-	(1,158)	(18)	(1,594)
Total other expense	(14,617)	(9,795)	(20,186)	(49,048)
Loss before income taxes	(95,683)	(77,085)	(166,334)	(134,466)
Income tax benefit	753	3,481	1,218	4,519
Net loss	(94,930)	(73,604)	(165,116)	(129,947)

Revenue

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized revenues of $130.9 million compared to $44.2 million during the three months ended June 30, 2020. The increase of $86.7 million is primarily due to an increase in subscription revenue of $74.9 million resulting from an increase in our subscriber base and an increase in advertisement revenue of $12.1 million resulting from an increase in the number of impressions sold.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized revenues of $250.6 million compared to $51.5 million during the six months ended June 30, 2020. The increase of $199.1 million was primarily due to a full six months of revenue in 2021 of fuboTV compared to three months in the prior year period which included an increase in our subscriber base and an increase in advertisement revenue resulting from an increase in the number of impressions sold..

Subscriber related expenses

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized subscriber related expenses of $120.5 million compared to $53.1 million for the three months ended June 30, 2020. The increase of $67.4 million is primarily due to an increase in affiliate distribution rights and other distribution costs resulting from an increase in subscriber levels.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized subscriber related expenses of $233.8 million compared to $53.1 million during the six months ended June 30, 2020. The increase of $180.7 million was primarily due to a full six months of expenses in 2021 of fuboTV compared to three months in the prior year period and an increase in affiliate distribution rights and other distribution costs related to subscription revenue.

Broadcasting and transmission

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized broadcasting and transmission expenses of $12.4 million compared to $9.5 million for the three months ended June 30, 2020. The increase of $2.9 million is primarily related to a higher number of linear feeds due to additional channel launches partially offset by a decrease in the per-feed encoding expense.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized broadcasting and transmission expenses of $22.9 million compared to $9.5 million during the six months ended June 30, 2020. The increase of $13.4 million was primarily due to a full six months of expenses in 2021 of fuboTV compared to three months in the prior year period and higher number of linear feeds due to additional channel launches.

Sales and marketing

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized sales and marketing expenses of $21.5 million compared to $7.6 million for the three months ended June 30, 2020. The increase of $13.9 million is primarily related to marketing and other expenses incurred to acquire new customers to our streaming platform.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized sales and marketing expenses of $43.7 million compared to $11.3 million during the six months ended June 30, 2020. The increase of $32.4 million was primarily due to a full six months of expenses in 2021 of fuboTV compared to three months in the prior year period and increased marketing expenses incurred to acquire new customers to our streaming platform.

Technology and development

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized technology and development expenses of $20.0 million compared to $9.6 million for the three months ended June 30, 2020. The increase of $10.4 million is primarily related to an increases of $7.4 million in stock-based compensation, $1.9 million in salaries due to an increase in staff levels, $0.8 million in costs related to the launch of our online wagering operations and $0.3 million in software expenses.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized technology and development expenses of $31.4 million compared to $9.6 million during the six months ended June 30, 2020. The increase of $21.8 million was primarily due to a full six months of expenses in 2021 of fuboTV compared to three months in the prior year period which included an increase of $9.6 million in salaries due to an increase in staff levels, $9.4 million in stock-based compensation, $1.7 million in software and contractor expenses, and $0.8 million in costs related to the launch of our online wagering operations.

General and Administrative

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, general and administrative expenses totaled $28.3 million compared to $17.3 million for the three months ended June 30, 2020. The increase of $11.0 million was primarily related to increases of $6.0 million in stock-based compensation, $2.4 million in sales tax reserve, $2.0 million related to the launch of our online wagering operations and $1.0 million of business insurance, partially offset by a decrease of $0.4 million in professional fees.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, general and administrative expenses totaled $46.4 million compared to $33.9 million for the six months ended June 30, 2020. The increase of $12.5 million was primarily due to a full six months of expenses in 2021 of fuboTV compared to three months in the prior year period which included a $5.3 million increase in sales tax reserves, $3.5 million increase in stock-based compensation, $2.5 million related to the launch of our online wagering operations, and $2.1 million increase related to business insurance partially offset by a reduction of $9.2 million of expenses related to Nexway, which was sold in July 2020.

Depreciation and amortization

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized depreciation and amortization expenses of $9.2 million compared to $14.4 million for the three months ended June 30, 2020. The decrease of $5.2 million is primarily related to a reduction of amortization expense related to intangible assets of FaceBank Pre-Merger that were written off in the third and fourth quarters of 2020.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized depreciation and amortization expenses of $18.5 million compared to $19.6 million during the six months ended June 30, 2020. The decrease of $1.1 million is primarily related to a reduction of $10.3 million of amortization expense related to intangible assets of FaceBank Pre-Merger that were written off in the third and fourth quarters of 2020, offset in part by a $9.1 million increase in amortization expense recognized on the intangible assets acquired as part of the Merger on April 1, 2020.

Other Income (Expense)

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized $14.6 million of other expense compared to $9.8 million of other expense (net) during the three months ended June 30, 2020. The increase of $4.8 million was primarily related to a $11.0 million increase in the change in fair value of warrant liabilities and $4.0 million of amortization of debt discount, partially offset by a reduction of $9.2 million of interest expense due to the repayment of debt obligations during this quarter and in 2020 and a $1.0 million foreign currency translation loss related to the operations of Facebank AG and Nexway, which were disposed of in July 2020.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized $20.2 million of other expense, compared to $49.0 million of other expense (net) during the six months ended June 30, 2020. The decrease of $28.8 million was primarily related to a $24.7 million loss on issuance of stock and warrants in 2020, an $11.9 million loss on the deconsolidation of Nexway (which was sold in July 2020), a $9.3 million reduction in interest expense, a $1.7 million change in fair value of shares settled liability, and a $1.0 million foreign currency translation loss related to the operations of Facebank AG and Nexway, which were disposed of in July 2020, partially offset by a $11.2 million change in fair value of warrant liabilities and an increase in amortization of debt discount of $6.6 million during the six months ended June 30, 2021.

Income tax benefit

Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we recognized an income tax benefit of $0.8 million compared to $3.5 million during the three months ended June 30, 2020. The decrease of $2.7 million in the income tax benefit relates to tax impacts associated with the acquisition of fuboTV Pre-Merger as its tax attributes were not included in the prior quarter’s results.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized an income tax benefit of $1.2 million compared to $4.5 million during the six months ended June 30, 2020. The decrease of $3.3 million in the income tax benefit relates to tax impacts associated with the acquisition of fuboTV Pre-Merger as its tax attributes were not included in the prior period’s results.

Key Metrics & Non-GAAP Measures

Certain measures used in this Quarterly Report on Form 10-Q, including Average Revenue Per User (“ARPU”), Average Cost Per User (“ACPU”) and Adjusted Contribution Margin (“ACM”) are non-GAAP financial measures. We believe ARPU, ACPU and Adjusted Contribution Margin are useful financial measures for investors as they are supplemental measures used by management in evaluating our core operating performance. Our non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, these non-GAAP financial measures are not a substitute for GAAP revenue. Second, these non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently.

The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure.

Note that unless otherwise stated, 2020 metrics below represent fuboTV Pre-Merger plus FaceBank pre-merger less Facebank AG and Nexway, businesses sold in July 2020 (“Pro-forma fuboTV Pre-Merger”)

Paid Subscribers

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

Non-GAAP Monthly Average Cost Per User (“ACPU”)

We believe Non-GAAP Monthly Average Cost Per User (“ACPU”) is a relevant measure to gauge our variable expenses per subscriber. ACPU reflects Variable COGS per user, defined as subscriber related expenses less minimum guarantees expensed, payment processing for deferred revenue, In-App-Billing fees for deferred revenue and other subscriber related expenses in a given period, divided by the average daily subscribers in the period, divided by the number of months in the period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	As-Reported	As-Reported	As-Reported	Pro-forma fuboTV Pre-Merger
Revenue (GAAP)	$130,884	$44,172	$250,604	$95,219
Subtract:
Other Revenue	(50)	(338)	(50)	(876)
Prior period subscriber deferred revenue	(20,118)	(8,066)	(37,463)	(17,443)
Add:
Current period subscriber deferred revenue	24,419	8,332	44,538	16,398
Non-GAAP Platform Bookings	135,135	44,100	257,629	93,298
Divide:	-	-	-	-
Average subscribers	630,624	268,298	610,793	285,543
Months in period	3	3	6	6
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$71.43	$54.79	$70.30	$54.46
	-	-	-	-
Subscriber Related Expenses (GAAP)	120,500	53,087	233,807	111,087
Add (Subtract):	-	-	-	-
Payment processing for deferred Revenue (current period)	30	202	(34)	363
In-app-billing fees for deferred revenue (current period)	3	42	9	83
Content credits	4,843	-	9,687	-
Minimum guarantees expensed	(130)	(10,222)	(535)	(19,789)
Payment processing for deferred revenue (prior period)	30	(161)	83	(367)
In-app-billing Fees for deferred revenue (prior period)	5	(41)	17	(94)
Other subscriber related expenses	(1,313)	(1,055)	(3,004)	(1,684)
Non-GAAP Variable COGS	123,968	41,852	240,030	89,599
Divide:	-	-	-	-
Average subscribers	630,624	268,298	610,793	285,543
Months in period	3	3	6	6
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.53	$52.00	$65.50	$52.30
	-	-	-	-
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$71.43	$54.79	$70.30	$54.46
Subtract:	-	-	-	-
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.53	$52.00	$65.50	$52.30
Divide:	-	-	-	-
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$71.43	$54.79	$70.30	$54.46
Non-GAAP Adjusted Contribution Margin	8.3%	5.1%	6.8%	4.0%

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees, operating expenses, including payroll-related, marketing, technology and professional fees, and expenses related to the launch and operations of our wagering business. We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. As of June 30, 2021, we had cash and cash equivalents of $406.7 million. We believe our existing cash will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months.

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

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide COVID-19 pandemic (“COVID-19”). However, we are continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the pandemic throughout the world. Given the daily evolution of the COVID-19 outbreak, including the spread of variants, and the global response to curb its spread, COVID-19 may affect our results of operations, financial condition, or liquidity. See Note 10 in the accompanying unaudited consolidated financial statements for further discussion regarding our outstanding indebtedness.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	(87,424)	(42,314)
Net cash used in investing activities	(5,178)	(697)
Net cash provided by financing activities	368,525	44,073
Net increase in cash, cash equivalents and restricted cash	275,923	1,062

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $87.4 million, which consisted of our net loss of $165.1 million, adjusted for non-cash movements of $65.5 million. The non-cash movements consisted primarily of $18.5 million of depreciation and amortization expenses primarily related to intangible assets, $33.8 million of stock-based compensation, $6.6 million of amortization of debt discount and $6.6 million of change in fair value warrant liabilities. Changes in operating assets and liabilities resulted in cash inflows of approximately $12.2 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $9.0 million, a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $14.1 million due to timing of payments and an increase in deferred revenue of $7.1 million.

For the six months ended June 30, 2020, net cash used in operating activities was $42.3 million, which consisted of our net loss of $129.9 million, adjusted for non-cash movements of $75.9 million. The non-cash movements included $24.7 million of loss on issuance of convertible notes, bonds and warrants, $19.6 million of depreciation and amortization expenses primarily related to intangible assets, $20.0 million stock-based compensation, $11.0 million of amortization of debt discounts, $8.6 million loss on deconsolidation of Nexway partially offset by $4.6 million of change in fair value of warrant liability and $4.5 million of deferred income tax benefits. Changes in operating assets and liabilities resulted in cash inflows of approximately $11.8 million, primarily due to a net increase in accounts payable, accrued expenses and other current liabilities of $11.7 million due to timing of payments.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $5.2 million, which consisted of $2.1 million of capital expenditures, $1.7 million for acquisitions and $1.3 million fees related to the launch of our online wagering operations.

For the six months ended June 30, 2020, net cash used in investing activities was $0.7 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger and $0.1 million of capital expenditures, offset by net cash paid of $9.4 million for the acquisition of fuboTV Pre-Merger.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $368.5 million. The net cash provided is primarily related to approximately $389.9 million of proceeds received from the issuance of senior convertible notes, and $3.3 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $24.7 million of outstanding debt.

For the six months ended June 30, 2020, net cash provided by financing activities was $44.1 million. The net cash provided is primarily related to $28.9 million of proceeds received from the sale of our common stock, $23.6 million of proceeds received in connection with short-term and long-term borrowings and $3.0 million of proceeds received from the issuance of convertible notes. These proceeds were partially offset by repayments of $7.5 million in connection with a note purchase agreement, $1.3 million in connection with our loan with AMC Networks Ventures, LLC, $1.1 million in connection with convertible notes and $0.9 million in connection with our revenue participation agreement with Fundigo, LLC.

Off-Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, because of the material weaknesses in our internal control over financial reporting described below and in our amended Annual Report on Form 10-K filed with the SEC on March 29, 2021, our disclosure controls and procedures were not effective.

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

In addition, during 2019, we identified additional material weaknesses in our internal control over financial reporting relating to the inappropriate application of U.S. GAAP. During 2020, management took steps to address the internal control deficiencies that contributed to the material weaknesses, including:

●	Transitioned responsibility over the accounting function to the finance personnel of fuboTV Pre-Merger, including individuals with prior experience working for finance departments of public companies;
●	Hired additional experienced finance and accounting personnel with technical accounting experience, supplemented by third-party resources;
●	Documented and formally assessed our accounting and financial reporting policies and procedures, and implemented segregation of duties in key functions;
●	Assessed significant accounting transactions and other technical accounting and financial reporting issues, prepared accounting memoranda addressing these issues and maintain these memoranda in our corporate records timely;
●	Improved the compilation processes, documentation, and monitoring of our critical accounting estimates; and
●	Implemented processes for creating an effective and timely close process.
●	Engaged a third-party provider to perform internal audit services, including assessing and improving our internal controls for compliance with the Sarbanes-Oxley Act.

During 2021, we have implemented the following for the aforementioned material weaknesses, including:

●	Hired additional accounting personnel with appropriate GAAP technical accounting expertise;
●	Designed additional controls around identification, documentation, and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls include the implementation of additional supervision and review activities by qualified personnel, and the adoption of additional policies and procedures related to accounting and financial reporting;
●	Hired an experienced tax specialist and implemented specific procedures in the review of tax accounting, designed to enhance our income tax controls; and
●	Continue to work with the third-party provider to strengthen our internal controls for compliance with the Sarbanes-Oxley Act.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2021, putative shareholders Wafa Said-Ibrahim and Adhid Ibrahim filed a class action lawsuit against the Company, co-founder and CEO David Gandler, Executive Chairman Edgar M. Bronfman Jr., and CFO Simone Nardi (collectively, the “Class Action Defendants”). Plaintiffs allege that Class Action Defendants violated federal securities laws by disseminating false and misleading statements regarding the Company’s financial health and operating condition, including the Company’s ability to grow subscription levels, prospects, future profitability, seasonality factors, cost escalations, ability to generate advertising revenue, valuation, and entering the online sports wagering market. The Plaintiffs allege that Class Action Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, and seek damages and other relief.

Plaintiffs seek to pursue this claim on behalf of themselves as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the NYSE between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby. On February 24, 2021, putative shareholder Steven Lee filed a nearly identical class action lawsuit against the same Defendants.

On April 29, 2021, the court consolidated Said-Ibrahim v. fuboTV Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01412 (S.D.N.Y) and Lee v. fuboTV, Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01641 (S.D.N.Y.) under In re FuboTV Inc. Securities Litigation, No. 1:21-cv-01412 (S.D.N.Y.). The court also appointed putative shareholder Nordine Aamchoune as lead plaintiff.

On July 12, 2021, Plaintiff filed an Amended Class Action Complaint. The deadline for Class Action Defendants to file a motion to dismiss the Amended Class Action Complaint is September 10, 2021.

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

On April 21, 2021, Derivative Defendants filed a Motion to Dismiss the Original Complaint. In light of the arguments made in Derivative Defendants’ Motion, Plaintiff filed his Amended Verified Shareholder Derivative Complaint on May 12, 2021. Derivative Defendants filed a Motion to Dismiss the Amended Complaint on June 2, 2021. On June 23, 2021, after thoroughly considering Derivative Defendants’ arguments in their Motion, Plaintiff concluded that Derivative Defendants’ arguments were well founded and he jointly, with Derivative Defendants, asked the Court to voluntarily dismiss the derivative action with prejudice, following a proposed Notice of the dismissal to current shareholders. On June 25, 2021, the court entered an order approving the form of the proposed Notice of dismissal to current shareholders and ordering fuboTV to file a Form 8-K with the SEC attaching the Notice and to post the Form 8-K with the Notice to the investor relations section of fuboTV’s corporate website. On June 28, 2021, fuboTV filed a Form 8-K with the SEC attaching the Notice and posted the Form 8-K with the Notice to the investor relations section of fuboTV’s corporate website. On July 28, 2021, the court entered an order dismissing with prejudice the derivative lawsuit filed by Robert Rosenfeld.

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

We have incurred losses since inception. Our net loss for the three months ended June 30, 2021 was $94.9 million. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

As of June 30, 2021, we had $407.3 million of outstanding indebtedness on a consolidated basis which included approximately $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $4.8 million.

Our obligations related to our outstanding indebtedness could adversely affect our ability to take advantage of corporate opportunities, which could adversely affect our business, financial condition, and results of operations.

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

To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term and fixed cost nature of certain of our commitments may limit our flexibility in planning for or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of certain of our content commitments, we may not be able to adjust our content offering quickly and our results of operations may be adversely impacted.

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

We operate in a highly competitive industry, and we compete for advertising revenue with other internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and Internet radio. We may not be successful in maintaining or improving our fill-rates or cost per thousand (“CPMs”).

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

Content providers may also only provide their content on a service that includes a minimum number of channels from other providers or require that we only provide their content in specific service tiers that include a specific mix of programming. Certain provisions in these agreements could become a challenge to comply with if we were to lose rights under agreements with key programmers.

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

The intended expansion of our business into sports betting will generally subject us to the laws and regulations of the jurisdictions in which we will conduct our business or in some circumstances, of those jurisdictions in which our services are offered or are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may (along with existing laws and regulations) have a material adverse impact on our operations and financial results, or may prevent us from expanding into such businesses entirely. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. There is also risk that the federal government of the U.S. will enact new legislation relating to gaming, online gaming or sports wagering, or alter its interpretation of existing federal law as related to gaming, online gaming or sports wagering, which would have the effect of the limiting, delaying or halting the expansion of online gaming or sports wagering throughout the U.S.

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

Examples of these risks include:

●	There can be significant variation in gross win percentage event-by-event and day-by-day, and odds compilers and risk managers are capable of human error; thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks.

●	In some cases, the odds offered on a website constitute an obvious error, such as inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is commonplace virtually worldwide for operators to void bets associated with such palpable errors, and in most mature jurisdictions these bets can be voided without regulatory approval at operator discretion, but in the U.S., it is unclear long term if state regulators will consistently approve voids or re-setting odds to correct odds on such bets, and in some cases, we may require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

●	We may need to rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	Our ability to offer products and services related to sports wagering will be dependent on the occurrence of a wide-variety of professional, collegiate and potentially amateur sporting events upon which wagers may be offered, subject to the laws and regulations of the jurisdictions in which we operate. The cancellation or postponement of such sporting events due to pandemic, government action or labor dispute could consequently limit our ability to offer our sports wagering products or services.

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

The prevailing trend in the U.S. is for states to require sports wagering to be conducted by or through an existing licensed casino or racetrack or otherwise through a relationship with a professional sports team/venue. In such states where mobile or internet-based sports wagering is legal, each casino, racetrack or professional sports team/venue often is permitted to offer sports wagering through a limited number of branded websites, known as skins. The number of skins each casino, racetrack or professional sports team/venue is permitted to offer varies by state and is dictated by law, regulation, or policy. Casinos, racetracks and professional sports teams/venues have, accordingly, begun to enter into agreements to allow third-party sports wagering operators to operate skins through the casino’s or racetrack’s license or otherwise through a license or approval issued to a professional sports team/venue. Further, certain of these agreements provide for a sports wagering operator to obtain “second skin” or “third skin” access, meaning that another operator has the right to operate the first, and potentially the second, skin of a casino, racetrack or professional sports team/venue to the extent permitted by law. Consequently, if a state does not permit casinos, racetracks or professional sports teams/venues to have more than one skin (or more than two skins as the case may be), an operator’s right to utilize a second (or third skin as the case may be) is rendered meaningless in such state. We may enter into agreements allowing us market access via the right to operate specific skins. Certain of these agreements may contemplate us receiving second or third skins. Accordingly, should states not permit our future casino, racetrack or professional sports team/venue partners to offer sports wagering through an adequate number of skins, we would not have access to such markets (unless we enter into additional agreements for market access). Our inability to gain access to offer mobile and internet sports wagering in states as such states legalize sports wagering could have a material adverse effect on our business.

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

We must continually introduce and successfully market new and innovative technologies, product offerings and product enhancements to remain competitive and effectively procure customer demand, acceptance, and engagement as a result of the intense industry competition, along with other factors. The process of developing new product offerings and systems is unclear and complex, and new product offerings may not be well received by customers. Although we intend to continue investing in research and development, there can be no assurance that such investments will lead to successful new technologies or timely new product offerings or enhanced existing product offerings with product life cycles long enough to be successful. We may not recover the often-substantial up-front costs of developing and marketing new technologies and product offerings or recover the opportunity cost of diverting management and financial resources away from other technologies and product offerings.

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

Likewise, our system for predicting subscriber content preferences is based on advanced data analytics systems and our proprietary algorithms. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our ability to predict subscriber content preferences depends in part on our ability to gather and effectively analyze large amounts of subscriber data. Our ability to predict content that our subscribers enjoy is critical to the perceived value of our platform among subscribers and failure to make accurate predictions could materially adversely affect our ability to adequately attract and retain subscribers and sell advertising to meet investor expectations for growth or to generate revenue. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing subscribers and add new subscribers may be impaired. Any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. There can be no assurance that legally enforceable and prohibiting legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate, or regulate various aspects of the Internet, e-commerce, payment processing, or the online and mobile wagering and interactive entertainment industries (or that existing laws in those jurisdictions will not be interpreted negatively). Moreover, legislation may require us to pay certain fees in order to operate a sports wagering-related business. Such fees include integrity fees paid to sports leagues and/or fees required to obtain official sports-wagering related data. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations. We will strive to comply with all applicable laws and regulations relating to our business, However, it is possible that any requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. We plan to tailor our product offerings to comply with requirements of each state. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, our ability to successfully pursue our sports wagering strategy depends on the laws and regulations relating to wagering through interactive channels. There is considerable debate over online and interactive real-money gaming and opposition to it as well. There can be no assurance that this opposition will not succeed in preventing the legalization of online and mobile sports wagering in jurisdictions where it is presently prohibited, prohibiting, or limiting the expansion of such activities where it is currently permitted or causing the repeal of legalized online or mobile sports wagering in any jurisdiction. Any successful effort to limit the expansion of or prohibit legalized online or mobile sports wagering could have an adverse effect on our results of operations, cash flows and financial condition. Combatting such efforts to curtail expansion of, or limit or prohibit, legalized online and mobile sports wagering can again be time-consuming and can be extremely costly.

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

As a result, we intend to seek shareholder approval to adopt certain amendments to our articles of incorporation to facilitate compliance with applicable gaming regulations and to otherwise operate in a manner consistent with best industry practices. These amendments, if approved, would provide us with the right, subject to certain conditions set forth in our articles of incorporation, to redeem shares held by an unsuitable person. Such redemption may be made at the per share purchase price of the lesser of then fair market value and the price at which the stockholder acquired the shares. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition.

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

For example, laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber generated content, including or defamatory content. Specifically, Section 230 of the Communications Decency Act (the “CDA”) provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. Immunity under the CDA has been well-established through case law. On a regular basis, however, challenges to both laws seek to limit immunity. For example, a recent executive order and a letter from several senators to the Federal Communications Commission (the “FCC”) have renewed calls for the protections of Section 230 to be scaled back. Any such changes could affect our ability to claim protection under the CDA.

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

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the actions of professional and college sports leagues; the availability and cost to access the capital markets; the effect on our subscribers and subscriber demand for and ability to pay for our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality. During the COVID-19 pandemic, we may not be able to provide the same level of customer service that our subscribers are used to, which could negatively impact their perception of our platform resulting in an increase in cancellations. There can be no assurance that financing may be available on attractive terms, if at all. Our workforce has had to spend a significant amount of time working from home, which may impact their productivity. Such limitations caused by the pandemic have also resulted in us seeking extensions for our current and periodic filings with the SEC. We will continue to actively monitor the issues raised by the COVID-19 pandemic, including the spread of variants, and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, subscribers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our subscribers, or on our financial results.

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

We believe that our future success is highly dependent on the talents and contributions of Edgar Bronfman, our Executive Chairman, David Gandler, our Co-Founder and Chief Executive Officer, other members of our executive team, and other key employees, such as engineering, finance, legal, research and development, marketing, and sales personnel. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. We use equity awards to attract talented employees, but if the value of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer. For instance, we recently entered into a transition agreement with our Chief Financial Officer, Simone Nardi, pursuant to which Mr. Nardi will continue to serve as our Chief Financial Officer until the earliest of (i) December 31, 2021, (ii) the date on which Mr. Nardi’s employment ends for any reason, or (iii) the date on which Mr. Nardi’s successor as Chief Financial Officer commences employment with the Company. We are currently in the process of searching for a successor to Mr. Nardi. There can be no assurance that we will be able to identify a qualified successor by December 31, 2021 or at all.

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

Our use of open-source software could impose limitations on our ability to commercialize our platform.

We incorporate open-source software in our platform. From time to time, companies that incorporate open-source software into their products have faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or non-compliance with open-source licensing terms. Although we monitor our use of open-source software, the terms of many open-source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell subscriptions to our platform. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our platform, to re-engineer our platform or to discontinue our platform in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit No.	Furnished/Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	July 6, 2020	3.1(n)
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	July 6, 2020	3.1(o)
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	July 6, 2020	3.1(p)

3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	July 6, 2020	3.1(q)
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	July 6, 2020	3.1(r)
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	July 6, 2020	3.1(s)
3.1(t)	Articles of Amendment to Articles of Incorporation dated July 2, 2020.	8-K	August 13, 2020	3.1
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	October 30, 2020	3.1(u)
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
3.2(d)	Amendment to the Bylaws of the Company dated September 13, 2020		September 15, 2020	3.2(d)
4.1	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee.	8-K	February 2, 2021	4.1
4.2	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026	8-K	February 2, 2021	4.2
10.1	Transition Agreement, dated as of June 29, 2021, between fuboTV Inc. and Simone Nardi.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT				*
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				*
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				*
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				*
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				*
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				*
104	COVER PAGE INTERACTIVE DATA FILE (AS FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)				*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 11, 2021	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 11, 2021	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer)

