Form 10-Q
period 2021-09-30
fuboTV Inc. /FL
filed 2021-11-10
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, there were 144,583,674 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	market conditions and global economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic on our business and results of operations, on live sports and entertainment, and on the global economic environment;

●	our ability to access debt and equity financing;

●	our efforts to maintain proper and effective internal controls;

●	factors relating to our business, operations, and financial performance, including:

●	our ability to effectively compete in the live TV streaming and entertainment industries;

●	our ability to successfully integrate new operations, including the ability to implement our wagering strategy;

●	our ability to maintain and expand our content offerings;

●	our ability to expand into the sports wagering market;

●	our ability to recognize deferred tax assets and tax loss carryforwards;

●	the impact of management changes and organizational restructuring;

●	changes in applicable laws or regulations;

●	litigation and our ability to adequately protect our intellectual property rights;

●	our ability to operate a sportsbook and other gaming-related products and services, including, without limitation, our ability to gain state market access and to obtain and maintain required state regulatory approvals;

●	our success in retaining or recruiting officers, key employees, or directors; and

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$393,130	$134,942
Accounts receivable, net	26,132	17,495
Prepaid and other current assets	13,746	4,277
Total current assets	433,008	156,714

Property and equipment, net	5,311	1,771
Restricted cash	5,402	1,279
Intangible assets, net	219,254	216,449
Goodwill	489,089	478,406
Right-of-use assets	7,177	4,639
Other non-current assets	962	91
Total assets	$1,160,203	$859,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,629	$31,160
Accrued expenses	148,248	126,393
Notes payable	4,978	4,593
Deferred revenue	35,894	17,428
Warrant liabilities	8,320	22,686
Long-term borrowings - current portion	-	24,255
Current portion of lease liabilities	1,315	799
Total current liabilities	251,384	227,314

Convertible notes, net of discount	312,119	-
Deferred income taxes	3,362	5,100
Lease liabilities	6,057	3,859
Other long-term liabilities	-	128
Total liabilities	572,922	236,401

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, no shares issued and outstanding at September 30, 2021 and 23,219,613 shares issued and outstanding at December 31, 2020	-	406,665
Common stock par value $0.0001: 400,000,000 shares authorized; 144,736,626 and 92,490,768 shares issued at September 30, 2021 and December 31, 2020, respectively; 144,559,694 and 91,690,768 shares outstanding at September 30, 2021 and December 31, 2020 respectively	15	9
Additional paid-in capital	1,495,797	853,824
Treasury stock, at cost, 176,932 and 800,000 shares at September 30, 2021 and December 31, 2020	-	-
Accumulated deficit	(897,332)	(626,456)
Non-controlling interest	(11,199)	(11,094)
Total stockholders’ equity	587,281	622,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,160,203	$859,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Subscription	$138,119	$53,433	$359,601	$92,945
Advertising	18,570	7,520	47,642	11,843
Other	1	249	51	7,881
Total revenues	156,690	61,202	407,294	112,669
Operating expenses
Subscriber related expenses	143,370	61,228	377,177	114,315
Broadcasting and transmission	14,320	9,778	37,266	19,270
Sales and marketing	50,381	22,269	94,038	33,526
Technology and development	15,257	10,727	46,696	20,277
General and administrative	27,288	8,270	73,735	42,130
Depreciation and amortization	9,332	14,413	27,788	34,050
Impairment of intangible assets and goodwill	-	236,681	-	236,681
Total operating expenses	259,948	363,366	656,700	500,249
Operating loss	(103,258)	(302,164)	(249,406)	(387,580)

Other income (expense)
Interest expense and financing costs	(3,402)	(2,203)	(10,031)	(18,109)
Amortization of debt discount	(4,138)	-	(10,693)	-
Loss on issuance of common stock and warrants	-	-	-	(13,507)
Gain on sale of assets	-	7,631	-	7,631
Gain (loss) on extinguishment of debt	-	1,321	(380)	(9,827)
Loss on deconsolidation of Nexway	-	-	-	(11,919)
Change in fair value of warrant liabilities	4,490	4,543	(2,114)	9,143
Change in fair value of subsidiary warrant liabilities	-	-	-	3
Change in fair value of shares settled liability	-	-	-	(1,665)
Change in fair value of derivative liability	-	101	-	(426)
Change in fair value of profit share liability	-	-	-	(148)
Unrealized gain on equity method investment	-	-	-	2,614
Foreign currency exchange loss	-	-	-	(1,010)
Other income (expense)	(72)	583	(90)	147
Total other income (expense)	(3,122)	11,976	(23,308)	(37,073)
Loss before income taxes	(106,380)	(290,188)	(272,714)	(424,653)
Income tax benefit	515	16,071	1,733	20,589
Net loss	(105,865)	(274,117)	(270,981)	(404,064)
Less: Net loss attributable to non-controlling interest	14	-	105	1,555
Net loss attributable to common stockholders	$(105,851)	$(274,117)	$(270,876)	$(402,509)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.74)	$(6.20)	$(2.02)	$(11.00)
Weighted average shares outstanding:
Basic and diluted	142,529,770	44,199,709	133,941,485	36,577,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share amounts)

					Additional					Total
	Preferred stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$-	$(626,456)	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	-	-	-	-	-
Exercise of warrants	-	-	536,825	-	15,803	-	-	-	-	15,803
Issuance of treasury stock in connection with acquisition	-	-	-	-	8,538	623,068	-	-	-	8,538
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	88,059	-	-	-	-	88,059
Exercise of stock options	-	-	1,082,964	-	776	-	-	-	-	776
Stock-based compensation	-	-	-	-	9,374	-	-	-	-	9,374
Foreign currency translation adjustment	-	-	-	-	(5)	-	-		-	(5)
Net loss	-	-	-	-	-	-	-	(70,110)	(76)	(70,186)
Balance at March 31, 2021 (Unaudited)	-	-	140,549,783	14	1,383,029	(176,932)	-	(696,566)	(11,170)	675,307
Exercise of warrants	-	-	71,428	-	500	-	-	-	-	500
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	(113)	-	-	-	-	(113)
Exercise of stock options	-	-	508,664	-	1,200	-	-	-	-	1,200
Stock-based compensation	-	-	-	-	24,431	-	-	-	-	24,431
Other	-	-	(32,581)	-	2	-	-	-	-	2
Net loss	-	-	-	-	-	-	-	(94,915)	(15)	(94,930)
Balance at June 30, 2021 (Unaudited)	-	-	141,097,294	14	1,409,049	(176,932)	-	(791,481)	(11,185)	606,397
Issuance of common stock/At-the-market offering, net of offering costs	-	-	2,412,968	1	69,823	-	-	-	-	69,824
Exercise of warrants	-	-	744,997	-	3,688	-	-	-	-	3,688
Exercise of stock options	-	-	430,151	-	570	-	-	-	-	570
Delivery of common stock underlying restricted stock units	-	-	51,216	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	12,667	-	-	-	-	12,667
Net loss	-	-	-	-	-	-	-	(105,851)	(14)	(105,865)
Balance at September 30, 2021 (Unaudited)	-	$-	144,736,626	$15	1,495,797	(176,932)	$-	$(897,332)	$(11,199)	$587,281

fuboTV Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other		Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	-	$-	28,912,500	$3	$257,002	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	-	-	795,593	-	2,297	-	-	-	2,297
Issuance of common stock - subsidiary share exchange	-	-	1,552,070	-	1,150	-	-	(1,150)	-
Common stock issued in connection with note payable	-	-	7,500	-	67	-	-	-	67
Stock based compensation	-	-	1,040,000	-	10,061	-	-	-	10,061
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(171)	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	-	-	(9)	-	-	-	(9)
Deconsolidation of Nexway	-	-	-	-	-	-	770	(2,595)	(1,825)
Net loss	-	-	-	-	-	(55,470)	-	(873)	(56,343)
Balance at March 31, 2020 (Unaudited)	-	$-	32,307,663	$3	$270,397	$(111,593)	$-	$17,984	$176,791
Issuance of common stock for cash	-	-	3,906,313	1	478	-	-	-	479
Issuance of common stock - subsidiary share exchange	-	-	1,201,749	-	892	-	-	(892)	-
Common stock issued in connection with note payable	-	-	25,000	-	192	-	-	-	192
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Pre-Merger	32,324,362	566,124	-	-	-	-	-	-	566,124
Settlement of share settled liability			900,000		9,054				9,054
Stock based compensation	-	-	343,789	-	8,715	-	-	-	8,715
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	-	126	-	-	126
Accrued Series D Preferred Stock dividends	-	-	-	-	(8)	-	-	-	(8)
Net loss	-	-	-	-	-	(72,922)	-	(682)	(73,604)
Balance at June 30, 2020 (Unaudited)	32,324,362	$566,124	38,684,514	$4	$289,720	$(184,389)	$-	$16,410	$687,869

Issuance of common stock for cash	-	-	2,162,163	-	20,000	-	-	-	20,000
Issuance of common stock and warrants for cash	-	-	5,212,753	1	42,619	-	-	-	42,620
Issuance of common stock to original owners of Facebank AG	-	-	1,200,000	-	12,395	-	-	-	12,395
Exercise of stock options	-	-	226,740	-	324	-	-	-	324
Common stock issued in connection with note payable			30,000	-	-	-			-
Reclassification of warrant liabilities	-	-	-	-	13,535	-	-	-	13,535
Stock-based compensation	-	-	15,000	-	6,305	-	-	-	6,305
Redemption of redemption feature of convertible preferred stock	-	-	-	-	132	(126)	-	-	6
Net loss	-	-	-	-	-	(274,117)	-	-	(274,117)
Balance at September 30, 2020 (Unaudited)	32,324,362	$566,124	47,531,170	$5	$385,030	$(458,632)	$-	$16,410	$508,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(270,981)	$(404,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,788	34,050
Stock-based compensation	46,472	24,081
Impairment expense intangibles	-	88,059
Impairment expense goodwill	-	148,622
Loss on deconsolidation of Nexway, net of cash retained by Nexway	-	8,564
Loss on issuance of common stock and warrants	-	13,507
Loss on extinguishment of debt	380	9,827
Common stock issued in connection with note payable	-	67
Gain on sale of assets	-	(7,631)
Non-cash expense relating to issuance of warrants and common stock	-	2,209
Amortization of debt discount	10,693	12,271
Deferred income tax benefit	(1,733)	(20,589)
Change in fair value of derivative liability	-	426
Change in fair value of warrant liabilities	2,114	(9,146)
Change in fair value of shares settled liability	-	1,665
Change in fair value of profit share liability	-	148
Unrealized gain on investment	-	(2,614)
Amortization of right-of-use assets	984	434
Accrued interest on notes payable	-	244
Foreign currency loss	-	1,010
Other adjustments	449	(56)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	(8,637)	(2,071)
Prepaid expenses and other assets	(10,587)	(10,558)
Accounts payable	21,341	7,881
Accrued expenses	21,029	(11,569)
Due to related parties	-	36,589
Deferred revenue	18,466	6,615
Lease liabilities	(808)	(421)
Net cash used in operating activities	(143,030)	(72,450)

Cash flows from investing activities
Advance to fuboTV Pre-Merger	-	(10,000)
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	-	9,373
Sale of Facebank AG	-	(619)
Cash paid for acquisition	(1,740)	-
Purchases of property and equipment	(3,862)	(103)
Purchase of intangible assets	(30,071)	-
Net cash used in investing activities	(35,673)	(1,349)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of fees	-	97,142
Proceeds from the issuance of common stock / At-the-market offering	71,846	-
Offering costs for the issuance of common stock / At-the-market offering	(1,876)	-
Proceeds from convertible note, net of issuance costs	389,446	3,003
Proceeds from exercise of stock options	2,546	324
Proceeds from the exercise of warrants	3,761	-
Repayments of convertible notes	-	(3,913)
Proceeds from notes payable and long-term borrowings	-	33,649
Repayments of notes payable and long-term borrowings	(24,709)	(22,550)
Proceeds from the issuance of Series D Preferred Stock	-	203
Redemption of Series D Preferred Stock	-	(883)
Repayments of note payable related party	-	(333)
Repayments to related parties	-	(328)
Net cash provided by financing activities	441,014	106,314

Net increase in cash, cash equivalents and restricted cash	262,311	32,515
Cash, cash equivalents and restricted cash at beginning of period	136,221	7,624
Cash, cash equivalents and restricted cash at end of period	$398,532	$40,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share amounts)

Supplemental disclosure of cash flows information:
Interest paid	$7,670	$6,161
Non cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$406,665	$-
Issuance of convertible preferred stock for Merger	$-	$566,124
Issuance of common stock to original owners of Facebank AG	$-	$12,395
Reclass of shares settled liability to additional paid-in capital for issuance of common stock	$-	$9,054
Reclass of shares settled liability for intangible asset to stock-based compensation	$-	$1,000
Issuance of treasury stock in connection with acquisition	$8,538	$-
Cashless exercise of warrants	$16,480	$-
Accrued expenses - At-the-market offering	$146	$-
Common stock issued in connection with note payable	$-	$259
Issuance of common stock - subsidiary share exchange	$-	$2,042
Accrued Series D Preferred Stock dividends	$-	$17
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$-	$171

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

The Company launched a business-to-consumer online sports betting business (“Online Sportsbook”) in the state of Iowa in November 2021. The Company is planning to launch in additional states in the fourth quarter of 2021 and during 2022. During the nine months ended September 30, 2021 the Company paid $29.7 million under market access agreements with third parties in various states (See Note 7).

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $393.1 million, working capital of $181.6 million and an accumulated deficit of $897.3 million as of September 30, 2021. The Company incurred a net loss of $105.9 million and $271.0 million for the three and nine months ended September 30, 2021, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As discussed further in Note 10, on February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes.”) The 2026 Convertible Notes will bear interest from February 2, 2021, at a rate of 3.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased.

The net proceeds from this offering were approximately $389.4 million, after deducting a discount and offering expenses of approximately $13.1 million. The Company intends to use the proceeds from this offering for general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures.

As discussed further in Note 12, during the nine months ended September 30, 2021, the Company received net proceeds of approximately $70.0 million (after deducting $1.9 million in commissions and expenses) from sales of 2,412,968 shares of its common stock, at a weighted average gross sales price of $29.77 per share pursuant to an At-The-Market Sales Agreement with its sales agents, Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., effective August 13, 2021 (the “Sales Agreement”).

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$393,130	$134,942
Restricted cash	5,402	1,279
Total cash, cash equivalents and restricted cash	$398,532	$136,221

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.

No individual customer accounted for more than 10% of revenue for each of the three and nine months ended September 30, 2021, and 2020. Three customers accounted for more than 10% of accounts receivable as of September 30, 2021, and December 31, 2020.

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

Significant Accounting Policies

For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report. Except for the accounting for the 2026 Convertible Notes discussed in Note 10 and sales of common stock through the Sales Agreement discussed in Note 12, there were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2021.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic loss per share:
Net loss	$(105,865)	$(274,117)	$(270,981)	$(404,064)
Less: net loss attributable to non-controlling interest	14	-	105	1,555
Net loss attributable to common stockholders	(105,851)	(274,117)	(270,876)	(402,509)

Shares used in computation:
Weighted-average common shares outstanding	142,529,770	44,199,709	133,941,485	36,577,183
Basic and diluted loss per share	$(0.74)	$(6.20)	$(2.02)	$(11.00)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2021	2020
Warrants to purchase common stock	893,266	9,538,533
Series AA convertible preferred shares	-	64,648,724
Stock options	16,131,605	17,952,213
Unvested restricted stock units	1,331,380	-
Convertible notes variable settlement feature	6,966,078	-
Total	25,322,329	92,139,470

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company intends to adopt this ASU in January 2022. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company intends to adopt this ASU in January 2022. The adoption of this ASU will impact the Company’s accounting for the 2026 Convertible Notes and related amortization of debt discount.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Note 4 – Acquisition

On February 26, 2021, the Company consummated the acquisition of Vigtory, Inc., (“Vigtory”) a sports betting and interactive gaming company, as a result of the merger of fuboBet Inc., a wholly-owned subsidiary of the Company, into Vigtory, whereby Vigtory continued as the surviving corporation (the “Vigtory Acquisition”) and its name was changed to Fubo Gaming Inc.

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

Note 5 - Revenue from Contracts with Customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription	$138,119	$53,433	$359,601	$92,945
Advertising	18,570	7,520	47,642	11,843
Other	1	249	51	7,881
Total revenues	$156,690	$61,202	$407,294	$112,669

Contract balances

For the nine months ended September 30, 2021 and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of September 30, 2021, and December 31, 2020, the Company’s contract liabilities totaled approximately $35.9 million and $17.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations because subscription and advertising contracts have an original expected term of one year or less.

Note 6 – Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	Useful Lives (Years)	September 30, 2021	December 31, 2020
Buildings	20	$732	$-
Furniture and fixtures	7	361	573
Computer equipment	3	2,467	801
Leasehold improvements	Term of lease	2,246	2,272
Construction-in-progress		1,698	-
		7,504	3,646
Less: Accumulated depreciation		(2,193)	(1,875)
Total property and equipment, net		$5,311	$1,771

Depreciation expense totaled approximately $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense totaled approximately $0.5 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible Assets

During the nine months ended September 30, 2021, the Company capitalized $30.1 million for intangible assets. The Company paid approximately $29.7 million for gaming licenses pursuant to market access agreements entered into in order to conduct sports wagering operations in various states, as well as $0.4 million for software and technology. Amortization of the gaming licenses and market access agreements will commence upon completion of the required regulatory approvals and launch of operations in each respective state. As of September 30, 2021, the Company launched its sports betting operation on a limited basis. The amortization expense related to the intangible assets during the nine months ended September 30, 2021, was not material.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The table below summarizes the Company’s intangible assets at September 30, 2021 and December 31, 2020 (in thousands):

	Useful	Weighted Average Remaining	September 30, 2021
	Lives (Years)	Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.5	$23,678	$(17,758)	$5,920
fuboTV tradename	9	7.5	38,197	(6,366)	31,831
Software and technology	3-9	7.5	182,203	(30,350)	151,853
Gaming licenses and market access fees	1-20	9.8	29,650	-	29,650
Total			$273,728	$(54,474)	$219,254

	Useful	Weighted Average Remaining	December 31, 2020
	Lives (Years)	Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.5	$23,678	$(8,880)	$14,798
fuboTV tradename	9	8.5	38,197	(3,183)	35,014
Software and technology	9	8.5	181,782	(15,145)	166,637
Total			$243,657	$(27,208)	$216,449

The intangible assets are being amortized over their respective original useful lives, which range from one to twenty years. The Company recorded amortization expense related to the above intangible assets of approximately $9.1 million and $14.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $27.3 million for the nine months ended September 30, 2021. The Company recorded amortization expense of approximately $33.8 million for the nine months ended September 30, 2020, including amortization related to impaired intangible assets as described below.

The Company performed a valuation of its intangible assets of the Facebank reporting unit as of September 30, 2020. The Company determined that the carrying value of the intangible assets exceeded their fair value. During the three and nine months ended September 30, 2020, the Company recorded an impairment charge of approximately $88.1 million.

The estimated future amortization expense associated with intangible assets (excluding gaming licenses and market access fees) is as follows (in thousands):

Future Amortization
2021	$9,108
2022	27,552
2023	24,591
2024	24,496
2025	24,437
Thereafter	79,420
Total	$189,604

Goodwill

The following table is a summary of the changes to goodwill for the nine months ended September 30, 2021 (in thousands):

Balance - December 31, 2020	$478,406
Vigtory acquisition	10,683
Balance - September 30, 2021	$489,089

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2020, goodwill includes an accumulated impairment charge of $148.1 million related to the historical Facebank reporting unit.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are presented below (in thousands):

	September 30, 2021	December 31, 2020
Affiliate fees	$111,119	$102,914
Broadcasting and transmission	12,162	13,297
Selling and marketing	29,377	13,347
Accrued compensation	4,878	2,552
Legal and professional fees	8,175	4,582
Taxes (including value added)	25,791	13,542
Interest Payable	2,010	-
Subscriber related	2,660	1,937
Other	4,705	5,382
Total	$200,877	$157,553

Note 9 – Income Taxes

The Company recorded income tax benefits primarily associated with the net reduction of the valuation allowance recorded against deferred tax assets of $1.7 million and $20.6 million during the nine months ended September 30, 2021 and 2020, respectively.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At September 30, 2021 and December 31, 2020, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the deferred tax assets have been partially offset by a valuation allowance.

Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes

Notes payable and long-term borrowing as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

		September 30,	December 31,
Note	Stated Interest Rate	2021	2020
2026 Convertible Notes	3.25%	$312,119	$-
Senior secured loan	LIBOR plus 5.25% per annum	-	19,556
Note payable	10.0%	4,942	4,558
Paycheck Protection Program Loan	1.0%	-	4,699
Other	4.0%	36	35
		$317,097	$28,848

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

During the nine months ended September 30, 2021, the Company paid approximately $7.0 million of interest expense in connection with the 2026 Convertible Notes.

Senior Secured Loan

In April 2018, fuboTV Pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company made principal repayments of $20.0 million during the nine months ended September 30, 2021. The Term Loan was repaid in full on May 7, 2021.

Note payable

The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.0 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The CAM Digital Note is currently in default and the Company is in negotiation with such holders to resolve the matter. The outstanding balance as of September 30, 2021, including interest and penalties, is $4.9 million and is included in notes payable on the accompanying condensed consolidated balance sheet.

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

The PPP Loan proceeds were utilized for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, paid leaves, rent, utilities, and interest on certain other outstanding debt.

The Company repaid the outstanding balance of $4.7 million on February 26, 2021.

Other

The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4% per annum. As of September 30, 2021, the principal balance and accrued interest totaled approximately $36,000.

Note 11 – Fair Value Measurements

Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair valued measured at September 30, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$8,320	$8,320
Total financial liabilities at fair value	$-	$-	$8,320	$8,320

	Fair valued measured at December 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$22,686	$22,686
Total financial liabilities at fair value	$-	$-	$22,686	$22,686

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Warrant Liabilities

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the nine months ended September 30, 2021. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2020	$22,686
Change in fair value	585
Redemption	(15,241)
Fair value at March 31, 2021	8,030
Change in fair value	6,019
Fair value at June 30, 2021	14,049
Redemption	(1,239)
Change in fair value	(4,490)
Fair value at September 30, 2021	$8,320

The Company used a Black-Scholes model to estimate the fair value of the warrant liabilities at September 30, 2021 and December 31, 2020 using the following inputs:

	September 30, 2021	December 31, 2020
Fair value of underlying common shares	$23.96	$28.00
Exercise price	$9.25	$9.25
Expected dividend yield	—%	—%
Expected volatility	49.4% - 52.0%	73.9% - 75.1%
Weighted average expected volatility	49.5%	74.35%
Risk free interest rate	0.05% - 0.05%	0.10% - 0.11%
Weighted average risk free interest rate	0.05%	0.11%
Expected term (years)	0.39 - 0.41	1.14 - 1.24
Weighted average expected term (years)	0.40	1.19

Note 12 – Stockholders’ Equity

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

At-the-Market Sales Agreement

As disclosed in Note 2, on August 13, 2021, the Company entered into the “Sales Agreement” with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents (each, a “manager” and together, the “managers”), under which the Company may, from time to time, sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $500.0 million through the managers (the “Offering”).

Subject to the terms and conditions of the Sales Agreement, each manager will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Company will pay the managers a commission for their services in acting as agents in the sale of common stock at a commission rate of up to 3% of the gross sales price of the shares of the Company’s common stock sold through them pursuant to the Sales Agreement. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of the shares under the Sales Agreement. The Offering of shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2021, the Company received net proceeds of approximately $70.0 million (after deducting $1.9 million in commissions and expenses) from sales of 2,412,968 shares of its common stock, at a weighted average gross sales price of $29.77 per share pursuant to the Sales Agreement.

Issuance of treasury stock

On February 26, 2021, the Company issued 623,068 shares of its common stock in connection with the Vigtory Acquisition.

Stock-based compensation

During the three and nine months ended September 30, 2021 and 2020 the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscriber related	$13	$12	$43	$19
Sales and marketing	821	1,010	2,324	1,635
Technology and development	1,535	2,303	12,156	3,498
General and administrative	10,298	2,980	31,949	18,929
	$12,667	$6,305	$46,472	$24,081

Options

The Company provides stock-based compensation to employees, directors, and consultants under the Company’s 2020 Equity Incentive Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly-traded set of peer companies with consideration of the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

During the nine months ended September 30, 2021, the Board of Directors approved a modification to stock option grants to two employees who terminated from the Company. The modifications accelerated the vesting of unvested stock options as of the termination date and provided the option holders with an additional three months post-termination to exercise their stock options. The modifications resulted in incremental stock-based compensation expense of $7.9 million during the nine months ended September 30, 2021.

A summary of stock option activity for the nine months ended September 30, 2021, is as follows (in thousands, except share and per share amounts):

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	13,450,565	$5.45	$303,036	8.1
Granted	220,099	$21.52
Exercised	(1,798,817)	$1.42
Forfeited or expired	(193,539)	$7.27
Outstanding as of September 30, 2021	11,678,308	$6.34	$206,431	7.6

Options vested and exercisable as of September 30, 2021	6,263,429	$4.42	$122,474	6.9

The outstanding stock options as of December 31, 2020 were adjusted from the previously reported amount in the Annual Report to exclude certain option grants subject to discretionary performance conditions, for which a grant date had not occurred as of December 31, 2020.

As of September 30, 2021, the unrecognized stock-based compensation expense related to unvested options was approximately $31.1 million to be recognized over a period of 2.4 years.

Non-employees

During the nine months ended September 30, 2020, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. These options have a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date. During the nine months ended September 30, 2021, 280,000 options were exercised in exchange for 222,962 shares of the Company’s common stock. These options are not included in the table above.

As part of the Merger, the Company also assumed 343,047 options granted to non-employees with a weighted average exercise price of $0.23 (included in table above). Stock-based compensation expense related to unvested non-employee options was immaterial for the nine months ended September 30, 2020.

Other than the options assumed as described above, there were no options granted to non-employees during the nine months ended September 30, 2021.

Market and Service Condition Based Stock Options

A summary of activity under the Plan for market and service-based stock options for the nine months ended September 30, 2021 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	3,078,297	$9.69	$56,351	6.3
Granted	1,375,000	$19.59
Outstanding as of September 30, 2021	4,453,297	$12.75	$49,923	5.9

Options vested and exercisable as of September 30, 2021	3,078,297	$9.69	$43,914	5.6

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units

A summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	85,000	$25.26
Granted	1,308,088	$30.94
Vested	(61,708)	$33.04
Unvested at September 30, 2021	1,331,380	$30.48

During the nine months ended September 30, 2021, the Company issued 51,216 shares of common stock to members its Board of Directors and employees in settlement of an equal number of fully vested restricted stock units.

As of September 30, 2021, the unrecognized stock-based compensation related to restricted stock units totaled $35.0 million, had an aggregate intrinsic value of approximately $32.1 million, and a weighted average remaining contractual term of 3.2 years.

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2021, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	2,535,528	$8.22	$50,560	1.0
Exercised	(1,642,262)	$7.86	$-	-
Outstanding as of September 30, 2021	893,266	$8.87	$13,877	0.3

Warrants exercisable as of September 30, 2021	893,266	$8.87	$13,877	0.3

During the nine months ended September 30, 2021, the Company issued 1,353,250 shares of its common stock in connection with the exercise of 1,642,262 warrants.

Note 13 – Commitments and Contingencies

Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$469	$312	$1,248	$623
Other lease cost	178	-	178	-
Operating lease expense	647	312	1,426	623
Short-term lease rent expense	41	-	41	-
Total rent expense	$688	$312	$1,467	$623

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$462	$305	$1,136	$610
Right of use assets exchanged for operating lease liabilities	$-	$-	$3,522	$5,373
Weighted average remaining lease term - operating leases	5.0	6.5	5.0	6.5
Weighted average remaining discount rate - operating leases	5.7%	5.3%	5.7%	5.3%

As of September 30, 2021, future minimum payments for the operating leases are as follows:

Three Months Ended December 31, 2021	$424
Year Ended December 31, 2022	1,725
Year Ended December 31, 2023	1,773
Year Ended December 31, 2024	1,794
Thereafter	2,779
Total	8,495
Less present value discount	(1,123)
Operating lease liabilities	$7,372

On February 23, 2021, the Company entered into a lease agreement (the “Lease”) for approximately 55,042 rentable square feet located at 1290 Avenue of the Americas, New York, New York 10104. This location will become the Company’s new corporate headquarters. The Lease term is twelve years and is expected to commence in the quarter ending December 31, 2021. The annual fixed rent under the Lease will be:

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

On July 12, 2021, Lead Plaintiff filed an Amended Class Action Complaint. Lead Plaintiff seeks to pursue this claim on behalf of himself as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the New York Stock Exchange (“NYSE”) between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby.

The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendant’s reply is due on December 9, 2021.

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

Note 14 – Subsequent Events

On November 4, 2021, the Company entered into an agreement to acquire Edisn Inc., an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India, for $20 million. The consideration is to be paid in cash and shares of the Company’s common stock. The Company intends to account for this acquisition as a business combination under the acquisition method of accounting.

On November 9, 2021, the Company entered into an agreement to acquire Molotov SAS, a television streaming platform located in France, for €164.3 million (approximately $190 million using the foreign currency exchange rate as of November 8, 2021). The consideration is to be paid in cash and shares of the Company’s common stock, of which at least 85% is expected to be in common stock. The Company intends to account for this acquisition as a business combination under the acquisition method of accounting.

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

The results of our operations for the nine months ended September 30, 2021 are not readily comparable against the results of our operations for the nine months ended September 30, 2020 as a result of our acquisitions of fuboTV Pre-Merger (as defined below) and Facebank AG, and our acquisition of and then deconsolidation of Nexway AG and its subsidiaries.

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

During 2020, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2020 we experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic there can be no assurance that these positive trends will continue during the remainder of 2021 and beyond.

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

Unless otherwise stated, 2020 financial statements and metrics include FaceBank Pre-Merger from January 1, 2020 through March 31, 2020.

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

We launched a business-to-consumer online sports betting business (“Online Sportsbook”) in the state of Iowa in November 2021. We are planning to launch in additional states in the fourth quarter of 2021 and during 2022. During the quarter ended September 30, 2021, we entered into market access agreements with third parties in various states and paid $29.7 million under those market access agreements (See Note 7).

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

Advertising

Advertising revenue consists primarily of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.

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

Results of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

On August 15, 2019 and September 16, 2019, the Company acquired Facebank AG and Nexway, respectively and on April 1, 2020 the Company acquired fuboTV Pre-Merger. The results of our operations for the three and nine months ended September 30, 2020 include the results of operations of Facebank AG and Nexway, which were disposed of in July 2020. Because of this, certain of our results of operations for the nine months ended September 30, 2021 are not comparable to the results of operations for the nine months ended September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Subscriptions	$138,119	$53,433	$359,601	$92,945
Advertising	18,570	7,520	47,642	11,843
Other	1	249	51	7,881
Total revenues	$156,690	$61,202	$407,294	$112,669
Operating expenses
Subscriber related expenses	$143,370	$61,228	$377,177	$114,315
Broadcasting and transmission	14,320	9,778	37,266	19,270
Sales and marketing	50,381	22,269	94,038	33,526
Technology and development	15,257	10,727	46,696	20,277
General and administrative	27,288	8,270	73,735	42,130
Depreciation and amortization	9,332	14,413	27,788	34,050
Impairment of intangible assets and goodwill	-	236,681	-	236,681
Total operating expenses	259,948	363,366	656,700	500,249
Operating loss	$(103,258)	$(302,164)	$(249,406)	$(387,580)

Other income (expense)
Interest expense and financing costs	$(3,402)	$(2,203)	$(10,031)	$(18,109)
Amortization of debt discount	(4,138)	-	(10,693)	-
Loss on issuance of common stock and warrants	-	-	-	(13,507)
Gain on sale of assets	-	7,631	-	7,631
Gain (loss) on extinguishment of debt	-	1,321	(380)	(9,827)
Loss on deconsolidation of Nexway	-	-	-	(11,919)
Change in fair value of warrant liabilities	4,490	4,543	(2,114)	9,143
Change in fair value of subsidiary warrant liabilities	-	-	-	3
Change in fair value of shares settled liability	-	-	-	(1,665)
Change in fair value of derivative liability	-	101	-	(426)
Change in fair value of profit share liability	-	-	-	(148)
Unrealized gain on equity method investment	-	-	-	2,614
Foreign currency exchange loss	-	-	-	(1,010)
Other income	(72)	583	(90)	147
Total other expense	$(3,122)	$11,976	$(23,308)	$(37,073)
Loss before income taxes	$(106,380)	$(290,188)	$(272,714)	$(424,653)
Income tax benefit	515	16,071	1,733	20,589
Net loss	$(105,865)	$(274,117)	$(270,981)	$(404,064)

Revenue

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized revenues of $156.7 million compared to $61.2 million during the three months ended September 30, 2020. The increase of $95.5 million is primarily due to an increase in subscription revenue of $84.7 million resulting from increases in our subscriber base and subscription package prices and an increase in advertising revenue of $11.1 million resulting from an increase in the number of impressions sold.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized revenues of $407.3 million compared to $112.7 million during the nine months ended September 30, 2020. The increase of $294.6 million was primarily due to a full nine months of revenue in 2021 of fuboTV compared to six months in the prior year period, higher subscription revenue due to increases in our subscriber base and subscription package prices and an increase in advertising revenue resulting from an increase in the number of impressions sold.

Subscriber related expenses

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized subscriber related expenses of $143.4 million compared to $61.2 million for the three months ended September 30, 2020. The increase of $82.1 million is primarily due to an increase in affiliate distribution rights and other distribution costs resulting from an increase in subscribers.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized subscriber related expenses of $377.2 million compared to $114.3 million during the nine months ended September 30, 2020. The increase of $262.9 million was primarily due to a full nine months of expenses in 2021 of fuboTV compared to six months in the prior year period and an increase in affiliate distribution rights and other distribution costs resulting from an increase in subscribers.

Broadcasting and transmission

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized broadcasting and transmission expenses of $14.3 million compared to $9.8 million for the three months ended September 30, 2020. The increase of $4.5 million is primarily related to a higher number of linear feeds due to additional channel launches.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized broadcasting and transmission expenses of $37.3 million compared to $19.3 million during the nine months ended September 30, 2020. The increase of $18.0 million was primarily due to a full nine months of expenses in 2021 of fuboTV compared to six months in the prior year period and higher number of linear feeds due to additional channel launches.

Sales and marketing

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized sales and marketing expenses of $50.4 million compared to $22.3 million for the three months ended September 30, 2020. The increase of $28.1 million is primarily related to marketing and other expenses incurred to acquire new customers to our streaming platform.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized sales and marketing expenses of $94.0 million compared to $33.5 million during the nine months ended September 30, 2020. The increase of $60.5 million was primarily due to a full nine months of expenses in 2021 of fuboTV compared to six months in the prior year period and increased marketing expenses incurred to acquire new customers to our streaming platform.

Technology and development

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized technology and development expenses of $15.3 million compared to $10.7 million for the three months ended September 30, 2020. The increase of $4.6 million is primarily related to an increase of $2.8 million in salaries expense due to an increase in employee headcount and an increase of $1.8 million in costs related to the launch of our online wagering operations.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized technology and development expenses of $46.7 million compared to $20.3 million during the nine months ended September 30, 2020. The increase of $26.4 million was primarily due to a full nine months of expenses in 2021 of fuboTV compared to six months in the prior year period, an increase of $12.4 million in salaries due to an increase in employee headcount, $8.6 million in stock-based compensation, $2.5 million in software and contractor expenses, and $2.6 million in costs related to the launch of our online wagering operations.

General and Administrative

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, general and administrative expenses totaled $27.3 million compared to $8.3 million for the three months ended September 30, 2020. The increase of $19.0 million was primarily related to increases of $7.3 million in stock-based compensation, $2.4 million in sales tax reserve, $3.3 million related to the launch of our online wagering operations, $1.0 million of business insurance, and a $1.3 million increase in salaries due to an increase in employee headcount.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, general and administrative expenses totaled $73.7 million compared to $42.1 million for the nine months ended September 30, 2020. The increase of $31.6 million was primarily due to a full nine months of expenses in 2021 of fuboTV compared to six months in the prior year period, a $7.6 million increase in sales tax reserves, a $10.8 million increase in stock-based compensation, $5.8 million related to the launch of our online wagering operations, a $4.4 million increase in salaries due to an increase in employee headcount and a $3.1 million increase related to business insurance.

Depreciation and amortization

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized depreciation and amortization expenses of $9.3 million compared to $14.4 million for the three months ended September 30, 2020. The decrease of $5.1 million is primarily related to a reduction of amortization expense related to intangible assets of FaceBank Pre-Merger that were subject to impairment charges in the third and fourth quarters of 2020.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized depreciation and amortization expenses of $27.8 million compared to $34.0 million during the nine months ended September 30, 2020. The decrease of $6.3 million is primarily related to a reduction of $15.2 million of amortization expense related to intangible assets of FaceBank Pre-Merger that were subject to impairment charges in the third and fourth quarters of 2020, offset in part by a full nine months of expenses in 2021 compared to six months in the prior year period.

Other Income (Expense)

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized $3.1 million of other expense (net) compared to $12.0 million of other income (net) during the three months ended September 30, 2020. The change of $15.1 million was primarily related to a $4.1 million increase in amortization of debt discount and an increase of $1.2 million in interest expense, $7.6 million gain on the sale of Facebank AG and Nexway recognized in 2020 and $1.3 million gain on the extinguishment of debt recognized in 2020.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized $23.3 million of other expense (net), compared to $37.1 million of other expense (net) during the nine months ended September 30, 2020. The decrease of $13.8 million was primarily related to a $13.5 million loss on issuance of stock and warrants in 2020, an $11.9 million loss on the deconsolidation of Nexway (which was sold in July 2020), an $8.1 million reduction in interest expense, a decrease in loss on extinguishment of debt of $9.4 million and a reduction of a $7.6 million gain on the sale of Facebank AG and Nexway, partially offset by a $11.3 million change in fair value of warrant liabilities and an increase in amortization of debt discount of $10.7 million during the nine months ended September 30, 2021.

Income tax benefit

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we recognized an income tax benefit of $0.5 million compared to an income tax provision of $16.1 million during the three months ended September 30, 2020. The decrease of $15.6 million is primarily due to our inability to fully recognize the future tax benefits on current year losses.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized an income tax benefit of $1.7 million compared to $20.6 million during the nine months ended September 30, 2020. The decrease of $18.9 million in the income tax benefit is primarily due to our inability to fully recognize the future tax benefits on current year losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	As-Reported	As-Reported	As-Reported	fubo Pre-Merger
Revenue (GAAP)	$156,690	$61,202	$407,294	$156,421
Add (Subtract):
Software licenses, net	-	-	-	-
Other Revenue	(1)	(249)	(51)	(1,123)
Prior period subscriber deferred revenue	(24,419)	(8,332)	(61,882)	(25,775)
Current period subscriber deferred revenue	35,824	15,119	80,361	31,517
Non-GAAP Platform Bookings	168,094	67,740	425,722	161,040
Divide:
Average Subscribers	751,679	333,549	657,755	301,545
Months in Period	3	3	9	9
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$74.54	$67.70	$71.92	$59.34

Subscriber Related Expenses (GAAP)	143,370	61,228	377,177	172,315
Add (Subtract):
Payment Processing for Deferred Revenue (current period)	193	258	159	621
In-App Billing Fees for Deferred Revenue (current period)	72	156	81	239
Minimum Guarantees and Content Credits	5,687	(3,548)	14,838	(23,337)
Payment Processing for Deferred Revenue (prior period)	25	(202)	108	(569)
In-App Billing Fees for Deferred Revenue (prior period)	3	(42)	21	(136)
Other Subscriber Related Expenses	(2,078)	(1,031)	(5,082)	(2,715)
Non-GAAP Variable COGS	147,272	56,819	387,302	146,418
Divide:
Average Subscribers	751,679	333,549	657,755	301,545
Months in Period	3	3	9	9
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.31	$56.78	$65.42	$53.95

Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$74.54	$67.70	$71.92	$59.34
Subtract:
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.31	$56.78	$65.42	$53.95
Divide:
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$74.54	$67.70	$71.92	$59.34
Non-GAAP Adjusted Contribution Margin	12.4%	16.1%	9.0%	9.1%

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees, operating expenses, including payroll-related, marketing, technology and professional fees, and expenses related to the launch and operations of our wagering business. We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. As of the date of this Quarterly Report on Form 10-Q, we sold 2,412,968 shares of our common stock in at-the-market offerings pursuant to our shelf registration statement, resulting in net proceeds of approximately $70.0 million, after deducting agent commissions and issuance costs. As of September 30, 2021, we had cash and cash equivalents of $398.5 million.

We may be required to seek additional capital, including in the event we engage in repurchases of our debt or equity securities in the future. In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering additional debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or additional securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

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

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	(143,030)	(72,450)
Net cash used in investing activities	(35,673)	(1,349)
Net cash provided by financing activities	441,014	106,314
Net increase in cash, cash equivalents and restricted cash	262,311	32,515

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $143.0 million, which consisted of our net loss of $271.0 million, adjusted for non-cash movements of $87.1 million. The non-cash movements consisted primarily of $27.8 million of depreciation and amortization expenses primarily related to intangible assets, $46.5 million of stock-based compensation, $10.7 million of amortization of debt discount and $2.1 million of change in fair value warrant liabilities. Changes in operating assets and liabilities resulted in cash inflows of approximately $40.8 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $19.2 million, a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $41.6 million due to timing of payments and an increase in deferred revenue of $18.5 million.

For the nine months ended September 30, 2020, net cash used in operating activities was $72.5 million, which consisted of our net loss of $404.1 million, adjusted for non-cash movements of $305.1 million. The non-cash movements included $236.7 impairment of Facebank Pre-Merger intangible assets and goodwill, $34.0 million of depreciation and amortization expenses primarily related to intangible assets, $24.1 million of stock-based compensation, $13.5 million of loss on issuance of common stock and warrants, $12.3 million of amortization of debt discounts, $9.8 million loss on extinguishment of debt, $8.6 million loss on deconsolidation of Nexway, $1.7 million of change in fair value of shares settled liability and $1.0 million of loss on foreign currency exchange, partially offset by $20.6 million of deferred income tax benefit, $9.1 million of change in fair value of warrant liability, $7.6 million gain on the sale of assets and $2.6 million of unrealized gain on investments. Changes in operating assets and liabilities resulted in cash inflows of approximately $52.6 million, primarily due to a net increase in accounts payable, accrued expenses and other current liabilities of $32.9 million due to timing of payments, a net decrease in prepaid expenses and other current assets of $10.6 million and a net increase in deferred revenue of $6.6 million.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $35.7 million, which primarily consisted of $3.9 million of capital expenditures, $1.7 million for acquisitions and $29.7 million for gaming licenses and market access fees related to the launch of our online wagering operations, and $0.4 million for software and technology application.

For the nine months ended September 30, 2020, net cash used in investing activities was $1.3 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger, $0.6 million cash paid as part of the disposition of Facebank AG and $0.1 million of capital expenditures, offset by $9.4 million of net cash acquired in the acquisition of fuboTV Pre-Merger.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $441.0 million. The net cash provided is primarily related to approximately $389.4 million of proceeds received from the issuance of senior convertible notes, $70.0 million from proceeds received from the “at-the market” offering and $6.3 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $24.7 million of outstanding debt.

For the nine months ended September 30, 2020, net cash provided by financing activities was $106.3 million. The net cash provided is primarily related to $97.1 million of proceeds received from the sale of our common stock, $33.6 million of proceeds received in connection with short-term and long-term borrowings and $3.0 million of proceeds received from the issuance of convertible notes. These proceeds were partially offset by repayments of $11.6 million in connection with a note purchase agreement, $8.4 million of notes payable, $3.9 million in connection with convertible notes, $2.5 million in connection with our loan with AMC Networks Ventures, LLC, and $0.9 million in connection with the redemption of Series D preferred stock.

Off-Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, because of the material weaknesses in our internal control over financial reporting described below and in our amended Annual Report on Form 10-K filed with the SEC on March 29, 2021, our disclosure controls and procedures were not effective.

Material Weaknesses

During 2019, we identified material weaknesses in our internal control over financial reporting relating to the inappropriate application of U.S. GAAP. During 2020, management took steps to address the internal control deficiencies that contributed to the material weaknesses, including:

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

Management’s Remediation Plan

In February 2021, the Company consummated the acquisition of a sports betting and interactive gaming company. Management took steps to address the internal control deficiencies that contributed to the aforementioned material weakness relating to non-routine transactions, including:

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

During 2021, we have also implemented the following for the aforementioned material weakness relating to internal controls over financial reporting, including:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2021, Lead Plaintiff filed an Amended Class Action Complaint. Lead Plaintiff seeks to pursue this claim on behalf of himself as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the NYSE between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby.

The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants’ reply is due on December 9, 2021.

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

Item 1A. Risk Factors

In this Item 1A, unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refers to the combined company post-Merger - fuboTV Inc., or fuboTV, and its subsidiaries, including fuboTV Sub. “FaceBank Pre-Merger” refers to FaceBank Group, Inc. and its subsidiaries prior to the Merger and “fuboTV Pre-Merger” refers to fuboTV Inc., a Florida corporation and its subsidiaries prior to the Merger.

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

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

●	Our actual operating results may differ significantly from our guidance.

●	We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

●	We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

●	Our revenue and gross profit are subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.

●	Our operating results may fluctuate, which makes our results difficult to predict.

●	If our efforts to attract and retain subscribers are not successful, our business will be adversely affected. Our agreements with distribution partners contain parity obligations which limit our ability to pursue unique partnerships.

●	If content providers refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

●	Our content providers impose a number of restrictions on how we distribute and market our products and services, which can adversely affect our business.

●	We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.

●	If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

●	Our key metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	TV streaming is highly competitive and many companies, including large technology and entertainment companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract or retain subscribers and our business will be harmed.

●	The gaming industry is heavily regulated and our failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

●	Our products and services related to sports betting will cause our business to become subject to a variety of related U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, and could have a material adverse effect on our financial condition and results of operations.

●	Our participation in the sports betting industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

●	If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

●	Our shareholders will be subject to extensive governmental oversight, and if a shareholder is found unsuitable by a gaming authority, that shareholder may not be able to beneficially own, directly or indirectly, certain of our securities.

●	If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.

●	We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results. Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

●	We are subject to taxation-related risks in multiple jurisdictions.

●	We could be subject to claims or have liability based on defects with respect to certain historical corporate transactions that were not properly authorized or documented.

●	Legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

●	The impact of worldwide economic conditions may adversely affect our business, operating results, and financial condition.

Risks Related to Our Financial Position and Capital Needs

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We have incurred losses since inception. Our net loss for the three months ended September 30, 2021 was $105.9 million. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to enhance our platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statement on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

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

As of September 30, 2021, we had $407.5 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $5.0 million.

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

We regularly review key metrics related to the operation of our business, including, but not limited to Content Hours, Monthly Active Users (“MAU”), Monthly Content Hours Watched per MAU, average revenue per user (“ARPU”), and number of subscribers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our subscriber base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations.

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

Our participation in the sports betting industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

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

The success of our sports betting business depends on our ability to gain market access in states as such states legalize sports wagering activities, the inability to gain such market access could have negative impacts on our future growth.

The prevailing trend in the U.S. is for states to require sports wagering to be conducted by or through an existing licensed casino or racetrack or otherwise through a relationship with a professional sports team/venue. In such states where mobile or internet-based sports wagering is legal, each casino, racetrack or professional sports team/venue often is permitted to offer sports wagering through a limited number of branded websites, known as skins. The number of skins each casino, racetrack or professional sports team/venue is permitted to offer varies by state and is dictated by law, regulation, or policy. Casinos, racetracks and professional sports teams/venues have, accordingly, begun to enter into agreements to allow third-party sports wagering operators to operate skins through the casino’s or racetrack’s license or otherwise through a license or approval issued to a professional sports team/venue. Further, certain of these agreements provide for a sports wagering operator to obtain “second skin” or “third skin” access, meaning that another operator has the right to operate the first, and potentially the second, skin of a casino, racetrack or professional sports team/venue to the extent permitted by law. Consequently, if a state does not permit casinos, racetracks or professional sports teams/venues to have more than one skin (or more than two skins as the case may be), an operator’s right to utilize a second (or third skin as the case may be) is rendered meaningless in such state. We have begun to enter into agreements allowing us market access via the right to operate specific skins. Certain of these agreements may contemplate us receiving second or third skins. Accordingly, should states not permit our future casino, racetrack or professional sports team/venue partners to offer sports wagering through an adequate number of skins, we would not have access to such markets (unless we enter into additional agreements for market access). Our inability to gain access to offer mobile and internet sports wagering in states as such states legalize sports wagering could have a material adverse effect on our business.

Our business depends on the ongoing support of payment processors, the quality and cost of which may be variable in certain jurisdictions.

Our sports wagering business depends on payment processing providers to facilitate the movement of funds between our sportsbook and our customer base. Anything that could interfere with or otherwise harm the relationships with payment service providers could have a material adverse effect on our businesses. Our ability to accept payments from our customers or facilitate withdrawals by them may be restricted by any introduction of legislation or regulations restricting financial transactions with online or mobile sports wagering operators or prohibiting the use of credit cards and other banking instruments for online or mobile sports wagering transactions, or by any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the gambling industry in particular.

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

Our sports betting fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term. In contrast, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls seeking to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing their exposure, and consequently, our exposure to this potential risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience significant losses with regard to individual events or betting outcomes, specifically if large, individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even noting that a number of betting products are subject to capped pay-outs, significant volatility can occur. Furthermore, there may be such a volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business and its cash flows. This can result in a material adverse effect on its business, financial condition, and results of operations.

Our betting operations can fluctuate due to seasonal trends and other factors. Our operations (and thus their financial performance) are also dependent on the seasonal variations dictated by various sports calendars, which will have an effect on our financial performance of such operations.

Although we are implementing systems and controls to monitor and manage such risk stated above, there can be no assurance that these systems and controls will be effective in reducing the exposure to this risk. The effect of future fluctuations and single event losses could have a material adverse effect on our cash flows. This would create material adverse effect on our business, results of operations, financial condition and prospects.

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

We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the U.S. in the open market. Further, we have filed an effective shelf registration statement on Form S-3 under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.

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

We may issue additional shares of capital stock in the future, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent a right to receive, capital stock. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time, including pursuant to our shelf registration statement on Form S-3, which could result in substantial dilution to our existing shareholders. New investors in such future transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Furnished/Filed
Number	Description	Form	Filing Date	Exhibit No.	Herewith
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	March 23, 2020	2.1
3.1(a)	Articles of Incorporation dated February 20, 2009.	S-1	August 5, 2011	3.1(i)
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010.	S-1	August 5, 2011	3.1(ii)
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014.	10-K	March 31, 2015	3.1(iii)
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016.	8-K	January 29, 2016	3.1
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.1
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016.	8-K	June 28, 2016	4.2
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016.	8-K	July 26, 2016	4.1
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017.	8-K	March 6, 2017	3.1
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017.	8-K	December 5, 2017	3.1
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018.	8-K	August 6, 2018	3.1
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019.	8-K	September 11, 2019	3.1
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020.	8-K	March 23, 2020	3.2
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020.	8-K	March 23, 2020	3.2
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	July 6, 2020	3.1(n)
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	July 6, 2020	3.1(o)
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	July 6, 2020	3.1(p)

3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	July 6, 2020	3.1(q)
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	July 6, 2020	3.1(r)
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	July 6, 2020	3.1(s)
3.1(t)	Articles of Amendment to Articles of Incorporation dated July 2, 2020.	8-K	August 13, 2020	3.1
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	October 30, 2020	3.1(u)
3.2(a)	By-Laws of the Company.	S-1	August 5, 2011	3.2
3.2(b)	Amendment to the Bylaws of the Company, dated June 22, 2016.	8-K	June 28, 2016	3.1
3.2(c)	Amendment to the bylaws of the Company, dated July 20, 2016.	8-K	July 26, 2016	3.1
3.2(d)	Amendment to the Bylaws of the Company dated September 13, 2020		September 15, 2020	3.2(d)
4.1	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee.	8-K	February 2, 2021	4.1
4.2	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026	8-K	February 2, 2021	4.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT				*
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				*
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				*
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				*
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				*
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				*
104	COVER PAGE INTERACTIVE DATA FILE (AS FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)				*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: November 10, 2021	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: November 10, 2021	By:	/s/ Simone Nardi
Simone Nardi
Chief Financial Officer (Principal Financial Officer)

