Form 10-K
period 2021-12-31
fuboTV Inc. /FL
filed 2022-03-01
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-39590

fuboTV Inc.

(Exact name of registrant as specified in its charter)

Florida	26-4330545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, NY	10104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 672-0055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	FUBO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,072,262,283.

The number of shares outstanding of the registrant’s common stock as of January 31, 2022 was 154,113,121 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated herein by reference in Part III.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K (“Annual Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries, including fuboTV Media Inc. (formerly known as fuboTV Inc.), a Delaware corporation (“fuboTV Sub”). “fuboTV Pre-Merger” refers to fuboTV Sub and its subsidiaries prior to the Merger (as defined herein) and “FaceBank Pre-Merger” refers to FaceBank Group, Inc. and its subsidiaries prior to the Merger.

FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, expansion of our gaming business and other adjacent markets, and expansion internationally.

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, forward-looking statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

●	Our actual operating results may differ significantly from our guidance.

●	We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

●	We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

●	Our revenue and gross profit are subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.

●	Our operating results may fluctuate, which makes our results difficult to predict.

●	If we fail to effectively manage our growth, our business, operating results, and financial condition may suffer.

●	If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.

●	Our agreements with distribution partners contain parity obligations which limit our ability to pursue unique partnerships.

●	If content providers refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

●	Our content providers impose a number of restrictions on how we distribute and market our products and services, which can adversely affect our business.

●	We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.

●	If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

●	Our key metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	TV streaming is highly competitive and many companies, including large technology and entertainment companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract or retain subscribers and our business will be harmed.

●	The gaming industry is heavily regulated and our failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

●	Our products and services related to sports wagering will cause our business to become subject to a variety of related U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, and could have a material adverse effect on our financial condition and results of operations.

●	Our participation in the sports wagering industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

●	There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports wagering operations and launch of Fubo Sportsbook.

●	If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

●	Our shareholders will be subject to extensive governmental oversight, and if a shareholder is found unsuitable by a gaming authority, that shareholder may not be able to beneficially own, directly or indirectly, certain of our securities.

●	If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.

●	We may be unable to successfully expand our international operations and our international expansion plans, if implemented, will subject us to a variety of economic, political, regulatory and other risks arising from our international operations.

●	We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.

●	Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

●	We are subject to taxation-related risks in multiple jurisdictions.

●	We could be subject to claims or have liability based on defects with respect to certain historical corporate transactions that were not properly authorized or documented.

●	Legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

●	The impact of worldwide economic conditions may adversely affect our business, operating results, and financial condition.

PART I

Item 1. Business.

Our Mission

Our mission is to build the world’s leading global live TV streaming platform with the greatest breadth of premium content, interactivity and integrated wagering.

Overview

We are a sports-first, live TV streaming company, offering subscribers access to tens of thousands of live sporting events annually as well as leading news and entertainment content. Our platform, fuboTV, allows customers to access content through streaming devices and on SmartTVs, mobile phones, tablets, and computers.

Live TV streaming has disrupted the traditional pay TV model (linear video received through cable or satellite providers for a paid subscription), which we refer to as “Pay TV.” This disruption has shifted billions of dollars in subscription and advertising revenue to streaming platforms. The number of cable TV cord-cutting households (those that terminate their cable or satellite subscription) and cable TV cord-never households (those that have never subscribed to traditional cable or satellite) continues to accelerate in the United States, as cable and satellite subscribers increasingly favor the streaming experience. As consumers continue to spend more time streaming content, we also believe that advertisers will allocate more dollars away from traditional linear TV advertising spend and towards streaming services. Yet, despite being a growing share of TV consumption, streaming is still in the early stages of adoption. We believe this creates a significant opportunity for us to capitalize on the cord-cutting movement.

We offer subscribers a live TV streaming service with the option to purchase incremental features available for purchase that include additional content or enhanced functionality (“Attachments”) best suited to their preferences. Our base plan includes a broad mix of channels, including top 50 Nielsen-ranked networks, across sports, news, and entertainment. At the core of our offering are our proprietary technology platform, purpose-built for live TV and sports viewership, and our first-party data. Our proprietary technology stack has enabled us to regularly offer new features and functionality. Unlike other popular Video-on-Demand-only (“VOD”) streaming services, live TV streaming requires sophisticated infrastructure and technology, given the nuances associated with an offering of live programming that refreshes regularly. Today, our proprietary video delivery platform supports all major sports leagues and entertainment content owner delivery requirements. We offer multi-view on Apple TV, which enables subscribers to watch four live streams simultaneously. Our technology enables us to meet blackout and geographical rights requirements with zip-code-level fidelity and deliver conforming streams on a per-user, per-device basis, protected by industry-standard Digital Rights Management (“DRM”) technology. We leverage our data throughout our organization to make data driven decisions on what content we acquire for our subscribers to influence product design and strategy, to drive subscriber engagement, and to enhance the capabilities and performance of our advertising platform for our advertising partners.

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

Our growth strategy is to acquire subscribers who are attracted to our sports offering and can find with us a compelling sport, news, and entertainment viewing alternative to a traditional Pay TV service. We actively engage those subscribers by providing a seamless Pay TV replacement through a personalized easy-to-use streaming product at a significantly lower cost than traditional Pay TV providers. We then monetize our audience through subscription fees and our digital advertising offering. In 2021, the majority of our revenue was generated from the sale of subscription services and the sale of advertisements in the United States, though the Company has started to expand into international markets, with operations in Canada, Spain and France.

We are continuing to invest to accelerate our expansion into the sports wagering space, which we believe will be a complementary revenue stream to our current business model. In February 2021, we completed the acquisition of Vigtory, Inc. (“Vigtory”), which was renamed fubo Gaming Inc. (“fubo Gaming”), augmenting our video technology platform with Vigtory’s sportsbook capabilities and pipeline of market access agreements. Throughout 2021, we introduced our intended online wagering strategy, including the roll-out in the third quarter of 2021 of predictive, free-to-play games, which are integrated into select sports content on our TV streaming platform, and the launch in the fourth quarter of 2021 of fubo Gaming’s business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in Iowa and Arizona. We are planning to launch Fubo Sportsbook in additional states during 2022, subject to obtaining requisite regulatory approvals. Fubo Sportsbook is purpose-built to integrate with fuboTV, creating a personalized omniscreen experience that turns passive viewers into active and engaged participants.

Consistent with our focus on interactivity, we completed the acquisition of Edisn Inc. (“Edisn”), an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India, in December 2021. With Edisn, we expect to expand our data science and engineering organization globally, while strengthening our technology capabilities and accelerating innovation.

Additionally, we further expanded internationally in 2021 through our acquisition of Molotov SAS (“Molotov”) a video streaming platform based in Paris, France. With Molotov, we are augmenting our technology capabilities, enabling us to launch our interactive sports and entertainment streaming platform more efficiently on a global scale.

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

We believe our expansion into wagering and interactivity is core to this model. We believe free-to-play predictive games enhance the sports streaming experience - while also providing a bridge between video and our sportsbook. We expect the integration of gaming with our expansive live sports coverage will create a flywheel that lifts engagement and retention, expands advertising revenue through increased viewership, and creates additional opportunities for Attachment sales.

We drive our business model with three core strategies:

●	Grow our paid subscriber base

●	Optimize engagement and retention

●	Increase monetization

Our Offerings

Our offerings address the needs of the parties in the TV streaming ecosystem.

Subscribers

We offer consumers a live TV streaming platform for sports, news, and entertainment. We provide basic plans with the flexibility for consumers to purchase the Attachments best suited for them. Our base plan, fubo Starter, includes over 100+ channels, including many of the top Nielsen-rated networks, dozens of channels with sports, double digit news channels, and some popular entertainment channels. Subscribers have the option to add premium channels and additional channel packages, as well as upgrade Attachments such as more DVR storage with Cloud DVR Plus and additional simultaneous streams with Family Share.

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

Seasonality

We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, specifically the National Football League. In addition, we typically see the total number of subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year. We anticipate similar trends and user behavior for our recently launched Fubo Sportsbook given the seasonal nature of sports.

Our Growth Strategy

We believe that we are at the early stages of our growth and that we are at an inflection point in the TV industry where streaming has begun to surpass traditional linear Pay TV in several key areas, including content choice, ease of access and use across devices, and cost savings to consumers. We have identified potential growth opportunities, both in current markets and adjacent markets, that we believe may provide additional upside to our business model. The key elements to our growth strategy include:

●	Continue to grow our subscriber base: As of December 31, 2021, fuboTV had 1,315,433 paid subscribers, including 185,626 added through the acquisition of Molotov, up from approximately 547,880 as of December 31, 2020. Our Sales and Marketing expenses relative to total revenues was approximately 22.3% in 2021 and we believe there is significant opportunity to accelerate subscriber acquisition by increasing our marketing expenditures on an absolute dollar basis. We will continue to utilize and analyze the data we have collected to help us become more efficient with our marketing campaigns relative to spend.

●	Upsell and Retain Existing Subscribers: By improving our Attachment offerings, we have been able to steadily increase the quantity of Attachments sold within our subscriber base while continuing to improve our overall retention rates. By piggybacking on to our existing offerings and not meaningfully increasing our cost basis while increasing revenues, Attachments increase our margins. Through each Attachment, we provide incremental value to our paying subscribers and are able to capitalize on the incremental dollars earned through our ability to upsell. We have consistently upgraded our Attachment offerings, as well as optimized our merchandising and bundling of these offerings, and as a result have more than doubled the attach rate of our subscribers.

●	Grow Advertising Inventory: Improvements to our content offering, UI / navigational elements and content merchandising / targeting capabilities, combined with evolutions in customer behavior and growth in our subscriber base, have driven growth of our viewership over time. We are increasingly monetizing this engagement through advertising on the fuboTV platform. We intend to continue leveraging our data and analytics to deliver relevant advertising while improving the ability of our advertisers to optimize and measure the results of their campaigns. We also plan to continue to expand our direct sales teams to increase the number of advertisers who leverage our platform and continue improving our fill-rates and Cost Per Thousands (“CPMs”).

●	Continue to Enhance Our Content Portfolio: Because we have the direct-to-consumer relationship and have the ability to analyze all the content that our subscribers consume, we believe we can continue to drive better subscriber experiences. We plan to continue to optimize our content mix to best suit our subscribers’ interests by leveraging our deep understanding of our subscribers through the data captured on the platform.

●	Continue to invest in our technology and data capabilities: We believe that our technology platform, coupled with our content offering, differentiates us, and we will continue to invest in both to drive the subscriber experience. We plan to continue to enhance our product for sports viewers by increasing the number of 4K streams and enhancing the image quality of fast-paced games. We have also rolled out personalization capabilities for our subscribers, including Favorites List and User Profiles, which allow us to enhance our recommendation technology, thereby potentially increasing subscriber engagement and satisfaction.

●	Continue to enter adjacent markets, including wagering: fuboTV, through our collaborations with premier programmers, content providers and advertisers, is very closely aligned with several adjacent markets. For example, our current sports-first platform lent itself to our recent entrance into the sports wagering market with the launch of Fubo Sportsbook in two states in the fourth quarter of 2021. We believe this is a market that fuboTV was well-positioned to enter given our unique live sport streaming offering, our deep knowledge of sports marketing and underlying technology platform.

●	Expand Internationally: Outside of the United States, we currently operate in Canada, Spain and, through our acquisition of Molotov in 2021, France. With more than 3.5 billion soccer fans worldwide, in addition to all other sports fans and TV viewers, we believe there remains a significant opportunity to expand internationally.

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

Patents and Patent Applications

As of December 31, 2021, we had four issued U.S. patents, three non-provisional U.S. patent applications, one U.S. design patent application, 18 granted international design registrations in three international design patents, three granted international patents and seven international patent applications pending. The issued and granted patents expire in 2033 and 2038, and the international design registrations have expiration dates ranging from 2035 to 2045. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

Trademarks

We also rely on several registered and unregistered trademarks to protect our brand. As of December 31, 2021, we had 37 trademarks registered globally. “fuboTV” is a registered trademark in the United States and the European Union.

Competition

The TV streaming market continues to grow and evolve as more viewers shift from traditional Pay TV to streaming. There is significant competition in the TV market for users, advertisers, and broadcasters. We principally compete with Pay TV operators, such as Comcast, Cox and Altice, along with other virtual multichannel video programming distributors (“vMVPDs”), such as YouTube TV, Hulu Live and Sling TV. While the presence of these competitors in the market has helped to boost consumer awareness of TV streaming, contributing to the growth of the overall market, their resources and brand recognition present substantial competitive challenges.

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

In addition, our gaming business faces intense competition among online and mobile gaming and sports wagering providers. These industries are characterized by increasing consumer demand and technological advances. A number of established, well-financed companies producing online and mobile sports wagering products and services compete with our product and service offerings. These competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products or services than us.

Human Capital

As of December 31, 2021, we had approximately 530 employees, of which approximately 400 were located in North America and 130 were located in Europe and India. We consider our relationship with our employees to be good. None of our U.S. or Indian employees is represented by a labor union or covered by a collective bargaining agreement. Our French employees are covered by the national collective bargaining agreement for the consulting and engineering activities in France.

We view our employees as central to the success of our business and achieving our mission. We are continuously focused on our culture, recruiting, retaining and motivating our employees, employee development and engagement, diversity, equity and inclusion. As we expand globally, including through our acquisitions of Molotov in France and Edisn in India during 2021, we are increasingly focused on these goals. We believe the different backgrounds, traditions, views and talents each of our employees brings to fuboTV enrich the company as a whole and help us achieve executional excellence. As part of these efforts, we also formed a Diversity Council in August 2020, comprised of different team members throughout the organization, who work together to recommend and help drive diversity and inclusion initiatives within the company. We also provide several programs and benefits to our employees designed to recruit, retain and incentivize high quality talent, including stock-based compensation awards and cash-based performance bonus awards under our long-term incentive plans, as well as health and welfare benefits and programs, and retirement savings plans.

In response to the COVID-19 pandemic, we have taken a number of precautionary measures to protect the health and safety of our employees, including by transitioning our workforce to remote working as we temporarily closed our offices beginning in March 2020. We have subsequently reopened our offices on an optional basis, however, most of our employees continue to work remotely, and, in the long term, we expect some personnel to continue to do so on a regular basis. We continue to monitor the ongoing COVID-19 pandemic, and the related impacts and responses, and will adjust our current policies as more information and public health guidance become available.

Impact of COVID-19

The global spread of COVID-19 and the various attempts to contain it continued to create significant volatility, uncertainty and economic disruption in 2021. The impact of the COVID-19 pandemic on our operations began towards the end of the first quarter of 2020, impacting advertising markets and the availability of live sport events, as numerous professional and college sports leagues cancelled or altered seasons and events.

During 2021, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2021 we experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic there can be no assurance that these positive trends will continue during the remainder of 2022 and beyond.

Merger with fuboTV Sub

On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Sub, whereby fuboTV Sub continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Sub (the “Merger Agreement”). Following the Merger, we changed our name from “FaceBank Group, Inc.” to “fuboTV Inc.,” and we changed the name of fuboTV Sub to “fuboTV Media, Inc.” The combined company operates under the name “fuboTV,” and our trading symbol is “FUBO.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger with fuboTV Sub” in Part II, Item 7 in this Annual Report for a further description of the Merger.

Government Regulation

Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New or modified laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties. Additionally, compliance with these laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results. For additional information about the impact of government regulations on our business, see “Risk Factors— Risks Related to Regulation” and “Risk Factors—Risks Related to Privacy and Cybersecurity” in Part I, Item 1A in this Annual Report.

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

We are also subject to breach notification laws, including the GDPR, in the jurisdictions in which we operate, and we may be subject to litigation and regulatory enforcement actions as a result of any data breach or other unauthorized access to or acquisition or loss of personal information. Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the processing of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business. For additional information about the impact of data protection and privacy regulations on our business, see “Risk Factors—Risks Related to Privacy and Cybersecurity” in Part I, Item 1A in this Annual Report.

Gaming Regulations

The Company is or is expected to be subject to various U.S. federal and state laws as well as foreign regulations that affect our ability to launch and operate a sportsbook and offer other gaming-related products. These product offerings are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business. The gaming industry, including any sportsbook product offering, is highly regulated and subject to extensive regulation under the laws, rules, and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, officers, directors, key management employees and persons with material financial interests in the gaming operations along with the integrity and security of our sportsbook offerings and the technologies supporting such offering. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions. As well, as a condition of operating in certain jurisdictions, we must obtain either a temporary or permanent license, approval, or determination of suitability from the relevant gaming authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate or seek to operate. Gaming laws and regulations in certain jurisdictions require us, and/or our subsidiaries engaged in gaming operations, certain of our directors, officers, and key management employees, and in some cases, certain of our shareholders, to obtain licenses, qualifications or findings of suitability from gaming authorities. Such licenses, qualifications or findings of suitability typically require a determination that the applicant qualifies or is suitable to hold the license, qualification or finding of suitability. Various factors are considered including, without limitation, the financial stability, character integrity and responsibility of the applicant; the quality and security of the applicant’s gaming platform, hardware and related software and the applicant’s ability to operate its gaming business in a responsible manner and in compliance with all applicable laws and regulations. Gaming authorities have broad authority to, subject to certain administrative procedural requirements, deny an application, or limit, condition, revoke or suspend any license or approval issued by them, or demand that named individuals or shareholders be disassociated from a gaming business. Various events may trigger revocation of such a gaming license or another form of sanction which may vary by jurisdiction. Examples of such events include, without limitation, conviction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; failure without reasonable cause to comply with any material term or condition of the gaming license; obtaining the gaming license by a materially false or misleading representation or in some other improper way; or violation of an applicable gaming law or regulation or other law or regulation, such as anti-money laundering or terrorist financing laws or regulations. For additional information about the impact of gaming regulations on our business, see “Risk Factors— Risks Related to Our Products and Technologies” and “Risk Factors – Risks Related to Regulation” in Part I, Item 1A in this Annual Report.

Corporate Information

We were incorporated in 2009 as a Florida corporation under the name York Entertainment, Inc., and on August 10, 2020, our name was changed to fuboTV Inc. fuboTV Sub was incorporated in 2014 as a Delaware corporation. Our principal executive offices are located at 1290 Avenue of the Americas, New York, New York 10104, and our telephone number is (212) 672-0055. Our website address is at https://fubo.tv. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Available Information

Our internet website address is www.fubo.tv. At our Investor Relations website, ir.fubo.tv, we make available free of charge a variety of information for investors, including our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, our Twitter account (@fuboTV), our Instagram account (@fubotv), our Facebook page (www.facebook.com/fuboTV), our LinkedIn page (www.linkedin.com/company/fubotv/), public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Position and Capital Needs

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We have incurred losses since inception. Our net loss for the year ended December 31, 2021 was $383.0 million. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, expand into additional markets around the world, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statement on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

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

Seasonal variations in subscriber and marketing behavior significantly affect our business. We have previously experienced, and expect to continue to experience, effects of seasonal trends in subscriber behavior due to the seasonal nature of sports. We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year, driven primarily by sports leagues, specifically the National Football League. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events and races. We also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, but, on the other hand, also incur greater marketing expenses as we attempt to attract new subscribers to our platform. In addition, expenditures by advertisers tend to be cyclical and are often discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns, and a variety of other factors, many of which are outside our control.

We anticipate similar trends and user behavior for our recently launched Fubo Sportsbook given the seasonal nature of sports as described above.

Accordingly, given the seasonal nature of our business, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $811.3 million, a portion of which will expire at various dates if not used prior to such dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.

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

As of December 31, 2021, we had $408.9 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $6.4 million.

Our obligations related to our outstanding or any future indebtedness could adversely affect our ability to take advantage of corporate opportunities, which could adversely affect our business, financial condition, and results of operations, including, but not limited to, the following:

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

We may also incur additional indebtedness to meet future financing needs. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.

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

Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may need or desire to refinance our existing indebtedness, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements.

Our operating results may fluctuate, which makes our results difficult to predict.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to retain and grow our subscriber base, as well as increase engagement among new and existing subscribers;

●	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;

●	the addition or loss of popular content or channels, including our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all;

●	our ability to effectively manage our growth;

●	our ability to attract and retain existing advertisers;

●	seasonal, cyclical or other shifts in revenue and expenses;

●	our revenue mix, which drives gross profit;

●	the entrance of new competitors or competitive products or services, whether by established or new companies;

●	our ability to keep pace with changes in technology and our competitors, and the timing of the launch of new or updated products, content or features;

●	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

●	our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;

●	costs associated with defending any litigation, including intellectual property infringement litigation;

●	the impact of general economic conditions on our revenue and expenses; and

●	changes in regulations affecting our business.

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

If we fail to effectively manage our growth, our business, operating results, and financial condition may suffer.

Our rapid growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In order to attain and maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to subscribers, advertisers, and business partners and who can increase the monetization of our platform. Continued growth could also strain our ability to maintain reliable service levels for our customers, effectively monetize the content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we also may be unable to meet our obligations under advertising agreements with respect to the delivery of advertising or other performance obligations. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.

We are expanding our operations internationally, and as our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments.

We have experienced rapid growth rates in both the number of subscribers on our platform and revenue over the last few years. As we grow larger and increase our subscriber base and usage, we expect it will become increasingly difficult to maintain the rate of growth we currently experience.

Risks Related to Our Relationships with Content Providers, Customers and Other Third Parties

The long-term nature of certain of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.

In connection with licensing streaming content, we typically enter into multi-year agreements with content providers. These agreements have sometimes required us to pay minimum license fees for content that are not tied to subscriber usage or the size of our subscriber base. Given the multiple-year duration and sometimes fixed cost nature of content commitments, if subscriber acquisition and retention do not meet our expectations, our margins may be adversely impacted, and we may not be in a position to make the minimum guarantee payments required under certain content licenses. In the past, we have failed to make minimum guarantee payments to certain key programmers and may not be in a position to make similar payments in the future. If we do not make these payments, then we may lose access to such content, which in turn may further depress subscriber acquisition or retention, cause other programmers to exercise termination rights due to the content mix available through our service, or impact our ability to obtain content from other programmers.

We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not fund the production of such content.

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

Our results may be adversely affected if long-term content contracts are not renewed on sufficiently favorable terms.

We enter into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of content rights for sporting events and other programs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution, the entrance of new participants in the market for distribution of content on digital platforms and the impacts of COVID-19. With respect to the acquisition of content rights, particularly sports content rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.

If we fail to obtain or maintain popular content, we may fail to retain existing subscribers and attract new subscribers.

We have invested a significant amount of time to cultivate relationships with our content providers; however, such relationships may not continue to grow or yield further financial results. We must continuously maintain existing relationships and identify and establish new relationships with content providers to provide popular content. In order to remain competitive, we must consistently meet customer demand for popular streaming channels and content, particularly as we enter new markets, including international markets. If we are not successful in maintaining channels on our platform that attract and retain a significant number of subscribers, or if we are not able to do so in a cost-effective manner, our business will be harmed.

We enter into agreements with our content providers, which have varying terms and conditions, including expiration dates. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these providers on our streaming platform. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content providers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of such channels from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content providers on terms favorable to us, or at all, or if these content providers face problems in delivering their content across our platform, we may lose channel partners or subscribers and our business may be harmed.

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

We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including Fubo Sports Network and mobile games. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain subscribers. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk, which risks have been heightened during COVID-19. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well-received by our current or potential subscribers, or could be damaging to our brand or business.

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising

If our efforts to build a strong brand and to maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our business may be harmed.

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

Each of Google Cloud Platform (“GCP”) and Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by both GCP and AWS. Currently, we run the vast majority of our computing on GCP with some key components running on AWS. Given this, along with the fact that we cannot easily switch what is specifically running now on GCP and/or AWS to another cloud provider, any disruption of or interference with our use of GCP and/or AWS would impact our operations, and our business would be adversely impacted. Google (through YouTube TV) and, to a lesser extent, Amazon (through Amazon Prime) compete with us and, if Google or Amazon were to use GCP or AWS, respectively, in such a manner as to gain competitive advantage against our service, it could harm our business.

Risks Related to Our Financial Reporting and Disclosure

We identified material weaknesses in our internal control over financial reporting in 2019 and 2020. We may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could lead investors to lose confidence in the accuracy and completeness of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

We identified material weaknesses in our internal control over financial reporting. Those material weaknesses have been remediated as of December 31, 2021, however, the process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly, and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. In the past, prior to the Merger, we failed to prepare and disclose this information in a timely manner. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the exchange we are listed on, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

Prior to the Merger, fuboTV Pre-Merger was not a public company and FaceBank Pre-Merger had limited resources. Our management has faced significant challenges in consolidating the functions of fuboTV Pre-Merger and FaceBank Pre-Merger and their subsidiaries, including integrating their technologies, organizations, procedures, policies and operations. In connection with the Merger, we continue to integrate certain operations of fuboTV Pre-Merger and FaceBank Pre-Merger, including, among other things, back-office operations, information technology and regulatory compliance.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations. As we expand, as a result of previously maintaining a limited staff, we may later determine that certain related party transactions were not properly identified, reviewed and approved prior to us entering into them with such related parties.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. Using such estimates has the potential to negatively impact the results we report which could negatively impact our stock price.

In addition, from time to time, we release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed, and could differ materially from, any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.

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

If the advertisements and audience development campaigns and other promotional advertising on our platform are not relevant or not engaging to our subscribers, our growth in subscribers, advertisers and hours streamed may be adversely impacted.

We have made, and are continuing to make, investments to enable advertisers to deliver relevant advertising content to subscribers on our platform. Existing and prospective advertisers may not be successful in serving ads and audience development campaigns and sponsoring other promotional advertising that lead to and maintain user engagement. Those ads may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our subscribers and advertisers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain subscribers and advertisers. If we do not introduce relevant advertisements, audience development campaigns and other promotional advertising or such advertisements, audience development campaigns and other promotional advertising are overly intrusive and impede the use of our TV streaming platform, our subscribers may stop using our platform which will harm our business.

Our future growth depends on the acceptance and growth of OTT advertising and OTT advertising platforms.

We operate in a highly competitive advertising industry and we compete for revenue from advertising with other streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers have showed growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our customers no longer stream TV or significantly reduce the amount of TV they stream either as a result of lifting of stay-at-home orders, the end of the COVID-19 pandemic or for other reasons. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

Our products and services related to sports wagering subject our business to a variety of related U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these products and services, or changes in tax rules and regulations or interpretation thereof related to these products and services, could adversely impact our ability to operate our business as we seek to operate in the future, and could have a material adverse effect on our financial condition and results of operations.

We launched our Fubo Sportsbook app in Iowa in November 2021 and in Arizona in December 2021, and we expect to launch our Fubo Sportsbook app in additional states over the course of 2022 and beyond, including, among others, New Jersey, Ohio, Pennsylvania, Indiana, Louisiana, Virginia and Tennessee, in each case subject to obtaining requisite regulatory approvals. This expansion of our business into sports wagering will generally subject us to the laws and regulations of the jurisdictions in which we will conduct our business or in some circumstances, of those jurisdictions in which our services are offered or are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may (along with existing laws and regulations) have a material adverse impact on our operations and financial results, or may prevent us from expanding into such businesses entirely. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. There is also risk that the U.S. federal government will enact new legislation relating to gaming, online gaming or sports wagering, or alter its interpretation of existing federal law as related to gaming, online gaming or sports wagering, which could have the effect of the limiting, delaying or halting the expansion of online gaming or sports wagering throughout the United States.

Our growth prospects may also depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, which is an initial area of focus, and legalization may not occur in as many states as we expect or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions, regulatory requirements and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

In connection with the foregoing, future legislative and regulatory action, and court decisions or other governmental action, may have a material adverse impact on our operations and financial results. Governmental authorities could view us as having violated applicable laws, despite efforts to obtain all applicable licenses or approvals and otherwise comply with such laws. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the sports wagering industry who partner with, service or work with or for us. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as impact our reputation.

Furthermore, there can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the sports wagering industry (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination not to offer products or services in a jurisdiction or to cease doing so, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Our participation in the sports wagering industry exposes us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Participation in the sports wagering industry will expose our business to new risks that we have limited experience in handling. The nature and extent of such risks may be difficult to anticipate at this time, and therefore we may be relatively unprepared to manage these risks or may obtain inadequate insurance to cover potential claims resulting from these risks.

Examples of these risks include:

●	There can be significant variation in gross win percentage event-by-event and day-by-day, and odds compilers and risk managers are capable of human error; thus even allowing for the fact that a number of wagering products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks.

●	In some cases, the odds offered on a website constitute an obvious error, such as inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is commonplace virtually worldwide for operators to void bets associated with such palpable errors, and in most mature jurisdictions these bets can be voided without regulatory approval at operator discretion, but in the United States, it is unclear long term if state regulators will consistently approve voids or re-setting odds to correct odds on such bets, and in some cases, we may require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

●	We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	Our ability to offer products and services related to sports wagering will be dependent on the occurrence of a wide-variety of professional, collegiate and potentially amateur sporting events upon which wagers may be offered, subject to the laws and regulations of the jurisdictions in which we operate. The cancellation or postponement of such sporting events due to pandemic, government action or labor dispute could consequently limit our ability to offer our sports wagering products or services.

Any of the foregoing risks, or other risks we fail to anticipate as we further expand our business into the sports wagering industry, could expose us to significant liability or have a material adverse effect on our business, financial condition and results of operations.

The success of our sports wagering business depends on our ability to gain market access in states as such states legalize sports wagering activities; the inability to gain such market access could have negative impacts on our future growth.

The prevailing trend in the United States is for states to require sports wagering to be conducted by or through an existing licensed casino or racetrack or otherwise through a relationship with a professional sports team/venue. In such states where mobile or internet-based sports wagering is legal, each casino, racetrack or professional sports team/venue often is permitted to offer sports wagering through a limited number of branded websites, known as skins. The number of skins each casino, racetrack or professional sports team/venue is permitted to offer varies by state and is dictated by law, regulation, or policy. Casinos, racetracks and professional sports teams/venues have, accordingly, begun to enter into agreements to allow third-party sports wagering operators to operate skins through the casino’s or racetrack’s license or otherwise through a license or approval issued to a professional sports team/venue. Further, certain of these agreements provide for a sports wagering operator to obtain “second skin” or “third skin” access, meaning that another operator has the right to operate the first, and potentially the second, skin of a casino, racetrack or professional sports team/venue to the extent permitted by law. Consequently, if a state does not permit casinos, racetracks or professional sports teams/venues to have more than one skin (or more than two skins as the case may be), an operator’s right to utilize a second skin (or third skin as the case may be) is rendered meaningless in such state. We have begun to enter into agreements allowing us market access via the right to operate specific skins. Certain of these agreements may contemplate us receiving second or third skins. Accordingly, should states not permit our future casino, racetrack or professional sports team/venue partners to offer sports wagering through an adequate number of skins, we would not have access to such markets (unless we enter into additional agreements for market access). Our inability to gain access to offer mobile and internet sports wagering in states as such states legalize sports wagering could have a material adverse effect on our business. Further, states may adopt laws or promulgate regulations that impose regulatory restrictions, regulatory requirements and/or taxes that make it impracticable or less attractive to perform our obligations pursuant to our agreements for market access, which could have a material effect on our business.

There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports wagering operations and launch of Fubo Sportsbook.

Our sports wagering operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors. We launched the Fubo Sportsbook app in Iowa in November 2021 and in Arizona in December 2021, and we expect to launch our Fubo Sportsbook app in additional states over the course of 2022 and beyond. We have entered into certain market access agreements with certain casinos, professional sports teams and other third parties and may enter into agreements with additional strategic partners and other third-party vendors. The success of our proposed sports wagering operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates, regulatory restrictions, and requirements. and license fees charged by jurisdictions across the United States; our ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of our products; our relationships with third-party providers (including platform providers) and the ability of these parties to meet specific delivery and performance objectives and to conform their offerings to the regulatory requirements of the jurisdictions in which we operate; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting events as a result of the COVID-19 pandemic; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.

We may not be able to achieve the expected benefits or financial returns of our launch of Fubo Sportsbook due to fees, costs, taxes, delays or disruptions in connection with its roll out. In part, we plan to leverage our TV streaming subscriber base to drive sportsbook user conversion, and vice versa, however there can be no assurance that our TV streaming subscribers will engage in sports wagering or that users of our Fubo Sportsbook app will subscribe to our TV streaming platform. In addition, the success of the Fubo Sportsbook roll out and continuing operations, including our ability to meet certain timing objectives, depends in part on the timeliness and quality of products and services provided by third-party providers (including platform providers) and our relationships with these third parties. We exercise limited control over third-party providers, which increases our vulnerability to any issues with the products and services they provide. More particularly, the success of our roll out and continuing operations will depend in part on the ability of such third-party providers to maintain their own gaming licenses and regulatory approvals and to conform their offerings to the regulatory requirements of the jurisdictions in which we operate or seek to operate. In this regard, our ability to obtain and maintain the requisite regulatory approvals to operate the Fubo Sportsbook app, including gaming testing laboratory approvals, is dependent in part on the quality and performance of the offerings of our third-party providers. If we were forced to terminate a relationship with a third-party provider and replace such provider, we may face significant delays in receiving the necessary regulatory approvals to commence operating or to continue operating our sports wagering business. Such delays could cause us to breach our obligations under our market access agreements. Any of the factors above could prevent us from receiving the expected returns of our launch of Fubo Sportsbook, cause the market price of our common stock to decline, and have a material adverse effect on our financial condition, results of operations, and cash flows.

Our sports wagering business depends on the ongoing support of payment processors, the quality and cost of which may be variable in certain jurisdictions.

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

Our sports wagering business may experience significant losses with respect to individual events or wagering outcomes.

Our sports wagering fixed-odds wagering products involve wagering where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term. In contrast, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls seeking to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing their exposure, and consequently, our exposure to this potential risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience significant losses with regard to individual events or wagering outcomes, specifically if large, individual bets are placed on an event or wagering outcome or series of events or wagering outcomes. Odds compilers and risk managers are capable of human error, thus even noting that a number of wagering products are subject to capped pay-outs, significant volatility can occur. Furthermore, there may be such a volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business and its cash flows. This can result in a material adverse effect on its business, financial condition, and results of operations.

Our wagering operations can fluctuate due to seasonal trends and other factors. Our operations (and thus their financial performance) are also dependent on the seasonal variations dictated by various sports calendars, which will have an effect on our financial performance of such operations.

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

There is heightened competition among online and mobile sports wagering providers. The online and mobile sports wagering industry is characterized by increasing consumer demand and technological advances in the industry. These advances create greater and stronger competition for us. A number of established, well-financed companies producing online and mobile sports wagering products and services compete with our product and service offerings. These competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products or services than us, which could negatively impact our business.

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

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately, provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our offerings and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.

We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely on third-party sports data providers to obtain accurate information regarding schedules, results, performance and outcomes of sporting events. We rely on this data to determine when and how bets are settled. We may experience errors in this data feed which may result in us incorrectly settling bets. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products or recommend our offerings to other potential users. As such, a failure or significant interruption in our service may harm our reputation, business and operating results.

Furthermore, if any of our sports data partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

Fubo Sportsbook’s growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in gaming revenue in the future will depend, in large part, upon our ability to attract new users to our sports wagering offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not generate a sufficient return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including television, radio, social media platforms, such as Facebook, Instagram, Twitter and Snap, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms or change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, or if the costs of attracting users through any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

We cannot assure that consumer adoption of our Fubo Sportsbook product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Risks Related to Regulation

The gaming industry is heavily regulated and our failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

We and our officers, directors, major shareholders, key employees, and business partners will generally be subject to the laws and regulations relating to sports wagering of the jurisdictions in which we conduct such business.

The jurisdictions where we currently, or will in the future, operate have, or will have, their own regulatory framework, and more often than not these frameworks will require us to receive a license. Each jurisdiction typically requires us to make detailed and extensive disclosures as to their beneficial ownership, their source of funds, the suitability and integrity of certain persons associated with the applicant, the applicant’s management competence, structure, and business plans, the applicant’s proposed geographical territories of operation, and the applicant’s ability to operate a gaming business in a socially responsible manner in compliance with regulation. Such jurisdictions also impose ongoing reporting and disclosure obligations, both on a periodic and ad hoc basis in response to material issues affecting the business.

Our gaming-related technology is also subject to testing and certification, generally designed to confirm matters such as the fairness of the gaming products offered by the business, their compliance with applicable law and regulation, their ability to accurately generate settlement instructions, and recover from outages.

Any gaming license may be revoked, suspended, or conditioned at any time. The loss of a gaming license in one jurisdiction, or failure to comply with regulatory requirements in a particular jurisdiction, could prompt the loss of a gaming license or affect our eligibility for such a license in another jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions, or could cause payment processors or other third parties to stop providing services to us which we may rely upon to deliver or promote our services. These potential losses could cause us to cease offering some or all of our product offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. The process of determining suitability may be expensive and time-consuming. Our delay or failure to obtain gaming licenses in any jurisdiction may prevent us from offering our products in such jurisdiction, increasing our customer base and/or generating revenues. A gaming regulatory body may refuse to issue or renew a gaming license if we, or one of our directors, officers, employees, major shareholders or business partners: (i) is considered to be a detriment to the integrity or lawful conduct or management of gaming, (ii) no longer meets or refuses to comply with a licensing or registration requirement, (iii) has breached or is in breach of a condition of licensure or registration or an operational agreement with a regulatory authority, (iv) has made a material misrepresentation, omission or misstatement in an application for licensure or registration or in reply to an inquiry by a person conducting an audit, investigation or inspection for a gaming regulatory authority, (v) has been refused a similar gaming license in another jurisdiction, (vi) has held a similar gaming license in that state or another jurisdiction which has been suspended, revoked or cancelled, or (vii) has been convicted of an offence, inside or outside of the United States that calls into question the honesty or integrity of us or any of our directors, officers, employees or associates.

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

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. There can be no assurance that legally enforceable and prohibiting legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate, or regulate various aspects of the Internet, e-commerce, payment processing, or the online and mobile betting and interactive entertainment industries (or that existing laws in those jurisdictions will not be interpreted negatively). Moreover, legislation may require us to pay certain fees in order to operate a sports wagering-related business. Such fees include integrity fees paid to sports leagues and/or fees required to obtain official sports-wagering related data. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations. We will strive to comply with all applicable laws and regulations relating to our business, However, it is possible that any requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. We plan to tailor our product offerings to comply with requirements of each jurisdiction. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may have a material adverse effect on our business, financial condition, and results of operations.

We will be subject to regulatory investigations, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

We expect to receive formal and informal inquiries from government authorities and regulators from time to time, including securities authorities, tax authorities and gaming regulators, regarding our compliance with laws and other matters. We expect to continue to be the subject of investigations and audits in the future as we continue to grow and expand our operations. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties providing a negative effect on our financial condition and results of operations. In addition, there is a possibility that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities may cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties, or require us to change our business practices that may have materially adverse effects to our business.

We may not be able to capitalize on the expansion of sports wagering, including due to laws and regulations governing this industry.

We intend to capitalize on the expansion of legalized sports wagering throughout the United States. The success of online and mobile sports wagering and our product offerings may be affected by future developments in social networks, mobile platforms, regulatory developments, payment processing laws, data and information privacy laws, and other factors that we are unable to predict and are beyond our control. Following these unpredictable issues, our future operating results relating to our sports wagering products are difficult to anticipate, and we cannot provide assurance that our product offerings will grow as expected or with success in the long term.

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

Many jurisdictions also require any person who obtains a beneficial ownership of more than a certain percentage, most typically 5%, of voting securities of a publicly-traded gaming company or parent company thereof and, in some jurisdictions, non-voting securities to report the acquisition to gaming authorities. Gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Other jurisdictions may also limit the number of gaming licenses with which a person may be associated.

As a result, we may in the future seek shareholder approval to adopt certain amendments to our articles of incorporation to facilitate compliance with applicable gaming regulations and to otherwise operate in a manner consistent with best industry practices. These amendments, if approved, would provide us with the right, subject to certain conditions set forth in our articles of incorporation, to redeem shares held by an unsuitable person. Such redemption may be made at the per share purchase price of the lesser of then fair market value and the price at which the stockholder acquired the shares. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition.

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

As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. Several jurisdictions have and others may, over time, impose financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber generated content, including or defamatory content. Specifically, Section 230 of the Communications Decency Act (the “CDA”) provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. Immunity under the CDA has been well-established through case law. Specifically, Section 230 of the Communications Act of 1934, which codifies the Communications Decency Act, provides immunity from civil liability for providers of an interactive computer service with respect to content provided by users of the service. Immunity under Section 230 for defamation and related claims has been well-established through case law. On a regular basis, however, parties in litigation seek to limit the scope of immunity under Section 230, and government officials and others propose to eliminate or reduce existing liability protections via legislation. Any such changes could affect our ability to claim protection under Section 230.

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

Certain of our subsidiaries are currently delinquent in filing annual tax returns with the Internal Revenue Service and several states. We are in the process of working with our subsidiaries to remedy this issue by filing these delinquent tax returns. Although we do not believe taxes are due, we may be subject to penalties and interest by the tax authorities because of the late tax returns. There can be no assurance that we will remedy our delinquent filings sufficiently, and we may face penalties and fees which would adversely affect our operating results and investors’ confidence in our internal operations.

We could be required to collect additional sales and other similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our subscriptions and adversely affect our operating results.

Sales, value-added, goods and services, and similar tax laws are complicated and vary greatly by jurisdiction. Although the vast majority of states have considered or adopted laws that impose collection obligations on out-of-state companies for such taxes, there is significant uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et. al. (Wayfair) that online sellers can be required to collect sales tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to. We may be obligated to collect and remit sales tax in jurisdictions in which we have not previously collected and remitted sales tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.

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

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate Furthermore, governmental agencies in domestic and international jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development, have recently focused on issues related to the taxation of multinational corporations (such as “base erosion and profit shifting”) and proposed potential changes to existing legislation (such as the imposition of minimum taxes).We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business

Social responsibility concerns and public opinion can significantly influence the regulation of sports wagering and impact responsible gaming requirements, each of which could impact our business and could adversely affect our operations.

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

Concerns with responsible wagering and gaming could lead to negative publicity, resulting in increased regulatory attention, which may result in restrictions on our operations. If we had to restrict our marketing or product offerings or incur increased compliance costs, a material adverse effect on its business, results of operations, financial condition and prospects could result.

Risks Related to Our Operations

The COVID-19 pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.

The global spread of COVID-19 and the various attempts to contain it created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and employee concerns, we have altered certain aspects of our operations. Since early 2020, sports content has continued to be impacted by COVID-19 due to travel restrictions and numerous professional and college sports leagues cancelling or altering seasons and events. As a result, our broadcasting partners had and are having to substitute other content in the place of previously scheduled live sporting events. While professional sports are returning in the United States, there is no guarantee that those seasons continue uninterrupted or at all. The potential further delay or cancellation of professional and college sports may cause us to temporarily have less popular content available on our platform, which could negatively impact consumer demand for and subscription retention to our platform and our number of paid subscribers.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the actions of professional and college sports leagues; the availability and cost to access the capital markets; the effect on our subscribers and subscriber demand for and ability to pay for our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions or restrictions related to the provision of streaming services over the internet, including impacts on CDNs and streaming quality. During the COVID-19 pandemic, we may not be able to provide the same level of customer service that our subscribers are used to, which could negatively impact their perception of our platform resulting in an increase in cancellations. There can be no assurance that financing may be available on attractive terms, if at all. Our workforce continues to spend a significant amount of time working from home, which may impact their productivity. Such limitations caused by the pandemic have also resulted in us seeking extensions for our current and periodic filings with the SEC. We will continue to actively monitor the issues raised by the COVID-19 pandemic, including the spread of variants, and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, subscribers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our subscribers, or on our financial results.

We could be subject to claims or have liability based on defects with respect to certain historical corporate transactions that were not properly authorized or documented.

We have determined that there have been defects with respect to certain historical corporate transactions relating to FaceBank Pre-Merger, including transactions that were not or may not have been properly approved by our board of directors, transactions that may have breached our organizational documents, or transactions that may not have been adequately documented.

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

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances or business practices. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. The securities class action litigations described above remain pending; however, the derivative lawsuits were dismissed with prejudice in June 2021. Litigation disputes, including the disputes we are currently facing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

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

We may be unable to successfully expand our international operations and our international expansion plans, if implemented, will subject us to a variety of economic, political, regulatory and other risks.

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling, licensing, running or monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization.

Outside of the United States, we operate in Canada, Spain, and, through our acquisition of Molotov, France. We also have offices and employees based in India through our acquisition of Edisn in December 2021. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our platform.

Operating in international markets requires significant resources and management attention and subjects us to economic, political, regulatory and other risks that may be different from or incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	differing legal and regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;

●	slower adoption and acceptance of streaming services in other countries;

●	the need to adapt our content and user interfaces for specific cultural and language differences, including delivering support and training documentation in languages other than English;

●	our ability to deliver or provide access to popular streaming channels or content to users in certain international markets;

●	different or unique competitive pressures as a result of, among other things, the presence of local consumer electronics companies and the greater availability of free content on over-the-air channels in certain countries, such as France;

●	challenges inherent in efficiently staffing and managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits, and compliance programs;

●	political or social unrest and economic instability;

●	compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	compliance with various privacy, data transfer, data protection, accessibility, consumer protection and child protection laws in the European Union and other international markets that we operate in;

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including local ownership requirements for streaming content providers and laws and regulations relating to privacy, data protection and information security, and the risks and costs of non-compliance with such laws, regulations and customs;

●	regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

●	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

●	differing legal and court systems, including limited or unfavorable intellectual property protection;

●	fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems;

●	working capital constraints; and

●	new and different sources of competition.

If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed. Our failure to manage any of these risks successfully could harm our international operations and our overall business and results of our operations.

Our operations outside the U.S. may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

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

Economic conditions may adversely impact levels of consumer spending, which could adversely impact the number of users of our TV streaming and sports wagering platforms. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription and gaming revenue and negatively impact our business.

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

We continue to pursue and may in the future engage in strategic acquisitions and investments, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions and investments could harm our business.

From time to time, we acquire or invest in businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The risks associated with such acquisitions or investments include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Vigtory, Inc. in February 2021 and Edisn and Molotov in December 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Acquisitions in international markets, including Edisn. and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.

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

For example, the California Consumer Privacy Act (“CCPA”), became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers the ability to access and delete their personal information, opt out of certain personal information activities, and receive details about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. California voters also approved a modification of the CCPA, the California Privacy Rights Act, or CPRA, in the November 2020 election. The CPRA significantly expands the rights under the CCPA. The CCPA and CPRA may increase our compliance costs and exposure to liability. Similarly, Virginia recently adopted the Virginia Consumer Data Protection Act, or VCDPA, which will go into effect on January 1, 2023. The VCDPA will grant Virginia residents certain rights with respect to their personal data, has notice obligations, requires consent in some circumstances, among other things. While there is no private right of action, the VCDPA empowers the Attorney General to enforce the law. As with the CCPA and the CPRA, the VCDPA may increase our compliance costs and exposure to liability. Other U.S. states are considering adopting similar laws.

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

In the European Union (“EU”) and its member states, the EU General Data Protection Regulation 2016/679, or the GDPR, which has been in effect since May 25, 2018, imposes stringent obligations relating to data protection and security. Further, the departure of the United Kingdom (“UK”) from the EU has created a separate regime with similarly onerous obligations. The GDPR, and UK data protection law, each authorizes authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of global annual revenue or €20 million (£17.5 million), whichever is greater, for certain violations.

Additionally, we may incur expenses, costs, and other operational losses under the GDPR and the privacy laws of applicable EU Member States and the UK in connection with any measures we take to comply with such laws.

Although certain legal mechanisms have been designed to allow for the transfer of personal data from the UK, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products. In particular in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As authorities issue further guidance on data transfer mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In recent years, European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EEA and the U.K., under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EEA (but not directly in the UK) by the ePrivacy Regulation which will significantly increase fines for non-compliance. In addition, recent European court decisions and regulatory guidance are driving increased attention to cookies and tracking technologies. For example, in December 2020 the French data protection regulator (the CNIL) imposed fines of EUR 100 million and EUR 35 million respectively against certain entities for alleged breaches of cookies consent and transparency requirements; and in December 2021, the CNIL imposed fines of EUR 150 million and EUR 60 million against certain entities for alleged failures to allow users to easily reject cookies.

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

Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. While the existence of our patent portfolio may deter some plaintiffs from asserting claims against us, from time to time we have faced, and expect to continue to face, allegations from “non-practicing entities.” Because these non-practicing entities have no relevant product revenue, and they exist primarily for the purpose of monetizing their patent portfolio through licensing and litigation, they may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. Defending ourselves against intellectual property infringement claims, whether or not they have merit, could be costly and could result in the diversion of resources and management time and attention, even if we are ultimately successful in the defending the claim. If a claim is successfully asserted against us, in addition to being liable for damages, our ability to use our current streaming technology and market our service could be restricted. We may also have to remove content from our service, or marketing materials. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, or marketing activities or take other actions to resolve the claims. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing risks could harm our business.

As a result of intellectual property infringement claims, or to avoid potential claims, we have previously chosen to, and may in the future choose or be required to, seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties or other consideration, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property. We may also be required to cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others, and as a result may need to expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties.

An inability to obtain licenses for our streaming content from suppliers or other rights holders could be costly and harm our business.

We rely on our content suppliers to secure the rights to publicly perform and display the musical works and sound recordings embodied in any programming provided to or through our platform. If our content suppliers have not secured public performance or communication to the public licenses on a through to the viewer basis, then we could be liable to copyright owners or their agents copyright infringement. If our content suppliers are unable to secure such rights from copyright owners, then we may have to secure licenses in our own name.

We cannot guarantee that our content providers or we have or will be able to obtain all of the licenses we need to stream our content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies have created and may continue to create or attempt to create new rights or regulations that could require our content providers or us to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

We cannot guarantee that the licenses currently held by our content providers or by us will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that our content providers or we are required to pay pursuant to them, may change as a result of changes in our bargaining power, the industry, laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses could have an impact on how much our content providers charge us, and accordingly they may materially impact our business, operating results, and financial condition.

Additionally, our content suppliers may develop their own streaming services and may be unwilling to provide us with access to certain content. If we do not maintain a compelling mix of content, our customer acquisition and retention may be adversely affected. The occurrence of any of the foregoing risks could harm our business.

If our technology, trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights, and all of our other intellectual property rights, including the intellectual property rights underlying our Service. We attempt to protect our intellectual property under patent, trade secret, trademark, and copyright law through a combination of intellectual property registration, employee, third-party assignment and nondisclosure agreements, other contractual restrictions, technological measures, and other methods. We also generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. However, these agreements may not have been properly entered into on every occasion with the applicable counterparty, and such agreements may not always have been effective when entered into in granting ownership of, controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.

We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, or if approved, they may be limited in scope and might not provide us with a meaningful competitive advantage. Furthermore, third parties may oppose our applications, or challenge the validity or enforceability of any patents or other intellectual property issued or registered to, or otherwise held by us. Third parties may also knowingly or unknowingly infringe our intellectual property rights, and litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets, and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished. Furthermore, failure to protect our domain names could also adversely affect our reputation and brand and make it more difficult for subscribers to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Our use of open-source software could impose limitations on our ability to commercialize our platform.

We incorporate open-source software in our platform. From time to time, companies that incorporate open-source software into their products have faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or non-compliance with open-source licensing terms. Use and distribution of open source software may also entail greater risks than that of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under potentially unfavorable terms or at no or minimal cost.

Although we monitor our use of open-source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our software to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our platform. By the terms of certain open source licenses, we could be required to release the source code of our software and to make our software available under open source licenses, if we combine or distribute or link our software with open source software in certain manners. In the event that portions of our software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, that software or otherwise be limited in the licensing of our software, each of which could negatively impact the value of our platform. While we are selective in our use of open source software and we have taken precautions to reduce the risk of subjecting our software to problematic “copyleft” open source license terms, many of the of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business, results of operations and financial condition.

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

In August 2020, the FASB published an Accounting Standards Update (“ASU”) 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. The Company adopted the ASU on January 1, 2022.

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

We also filed a Form S-8 registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Further, we have filed an effective shelf registration statement on Form S-3 under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.

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

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our worldwide corporate headquarters and executive offices are located at 1290 Avenue of the Americas in New York, New York, where we occupy approximately 55,000 square feet of office space under a lease that expires in 2033. In addition, we lease various office and shared workspaces throughout the United States and internationally. We believe that our facilities are suitable to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices.

Item 3. Legal Proceedings.

See discussion under the heading “Legal Proceedings” in Note 16 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol, “FUBO.”

Holders of Record

As of January 31, 2022, there were 294 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding all unregistered securities sold by the Company during the year ended December 31, 2021:

●	In February 2021, the Company issued an aggregate of 623,068 shares of its common stock in connection with its acquisition of Vigtory, Inc. These shares were subsequently registered for resale pursuant to a registration statement on Form S-3.

●	In December 2021, the Company issued an aggregate of 464,700 shares of its common in connection with its acquisition of Edisn.

The shares of the Company’s common stock were be issued pursuant to the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2021, the Company repurchased the following shares of its common stock held by a former employee:

Date	Number of shares purchased	Price per share
December 13, 2021	166,599	0.000005

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The results of our operations for the year ended December 31, 2021 are not readily comparable against the results of our operations for the year ended December 31, 2020 as a result of our acquisitions of fuboTV Pre-Merger during 2020 and the acquisitions of Facebank AG and Nexway AG during 2019 that were disposed of in 2020.

Overview

Our business motto is “come for the sports, stay for the entertainment.”

First, we leverage sporting events to acquire subscribers at lower acquisition costs, given the built-in demand for sports. We then leverage our technology and data to drive higher engagement and induce retentive behaviors such as favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine. Next, we look to monetize our growing base of highly engaged subscribers by driving higher average revenue per user.

We believe our expected expansion into wagering and interactivity is core to this model. We believe free-to-play predictive games enhance the sports streaming experience - while also providing a bridge between video and our sportsbook. We expect the continued integration of gaming with our expansive live sports coverage will create a flywheel that lifts engagement and retention, expands advertising revenue through increased viewership, and creates additional opportunities for Attachment sales.

We drive our business model with three core strategies:

●	Grow our paid subscriber base

●	Optimize engagement and retention

●	Increase monetization.

COVID-19 Update

The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout 2021. We took precautionary measures to protect the health and safety of our employees and slow down the spread of the virus by transitioning our workforce to remote working as we closed our offices.

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

During 2021, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2021 we experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic there can be no assurance that these positive trends will continue during the remainder of 2022 and beyond.

Merger with fuboTV Sub

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

Unless otherwise stated, 2020 financial statements and metrics include FaceBank Pre-Merger from January 1, 2020 through March 31, 2020.

Nature of Business

The Company is a leading live TV streaming platform for sports, news, and entertainment. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States, though the Company has started to expand into international markets, with operations in Canada, Spain and France.

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

We launched a business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in the states of Iowa and Arizona in the fourth quarter of 2021. We are planning to launch in additional states during 2022, subject to obtaining requisite regulatory approvals. During the year ended December 31, 2021, we entered into market access agreements with third parties in various states and paid $44.2 million under those market access agreements. See Note 8 in the accompanying consolidated financial statements.

Seasonality

We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, specifically the National Football League, which has a shorter partial-year season. In addition, we typically see subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year. We anticipate similar trends and user behavior for our recently launched Fubo Sportsbook given the seasonal nature of sports. We anticipate similar trends and user behavior for our recently launched Fubo Sportsbook given the seasonal nature of sports as described above.

Segments

Prior to the third quarter of 2021, we operated our business and reported our results through a single reportable segment. As a result of the launch of our online wagering business, we began to operate our business and report our results through two operating and reportable segments: streaming and online wagering. These segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker. Revenue and adjusted operating expenses are the metrics reported to the Company’s chief operating decision maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Adjusted operating expenses is calculated as operating expenses, excluding stock-based compensation expense.

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

Results of Operations for the years ended December 31, 2021 and 2020 (in thousands):

On August 15, 2019 and September 16, 2019, the Company acquired Facebank AG and Nexway, respectively and on April 1, 2020 the Company acquired fuboTV Pre-Merger. The results of our operations for the year ended December 31, 2020 includes the results of operations of Facebank AG and Nexway, which were disposed of in July 2020. Because of this, certain of our results of operations for the year ended December 31, 2021 are not comparable to the results of operations for the year ended December 31, 2020.

	For the Years Ended December 31,
	2021	2020
Revenues
Subscriptions	$564,441	$184,328
Advertising	73,749	24,904
Software licenses, net	-	7,295
Other	160	1,219
Total revenues	$638,350	$217,746
Operating expenses
Subscriber related expenses	$593,241	$204,240
Broadcasting and transmission	55,563	29,542
Sales and marketing	142,387	63,141
Technology and development	60,513	30,189
General and administrative	108,185	77,635
Depreciation and amortization	37,881	43,972
Impairment of intangible assets and goodwill	-	248,926
Total operating expenses	997,770	697,645
Operating loss	$(359,420)	$(479,899)

Other income (expense)
Interest expense and financing costs	$(13,485)	$(18,637)
Amortization of debt discount	(14,928)	-
Gain on sale of assets	-	7,631
Loss on extinguishment of debt	(380)	(24,521)
Loss on deconsolidation of Nexway	-	(11,919)
Change in fair value of warrant liabilities	2,659	(83,338)
Change in fair value of shares settled liability	-	(1,665)
Change in fair value of derivative liability	-	(426)
Change in fair value of profit share liability	-	1,971
Unrealized gain on equity method investment	-	2,614
Foreign currency exchange loss	-	(1,010)
Other income	(90)	147
Total other expense	$(26,224)	$(129,153)
Loss before income taxes	$(385,644)	$(609,052)
Income tax benefit	2,681	9,660
Net loss	$(382,963)	$(599,392)

Revenue, net

During the year ended December 31, 2021, we recognized revenues of $638.4 million, primarily consisting of $564.4 million of subscription revenue, $73.7 million of advertising revenue and $0.2 million in other revenue.

During the year ended December 31, 2020, we recognized revenues of $217.7 million primarily consisting of $184.3 million of subscription revenue, $24.9 million of advertising revenue, $7.3 million related to the sale of software licenses from our subsidiary Facebank AG and $1.2 million of other revenue. We sold Facebank AG in July 2020.

The increase of $420.6 million was primarily due to a full year of revenue in 2021 of fuboTV compared to nine months in the prior year period, higher subscription revenue due to increases in our subscriber base and subscription package prices and an increase in advertising revenue resulting from an increase in the number of impressions sold.

Subscriber related expenses

During the year ended December 31, 2021, we recognized subscriber related expenses of $593.2 million compared to $204.2 million during the year ended December 31, 2020. The increase of $389.0 million was primarily due to a full year of expenses in 2021 of fuboTV compared to nine months in the prior year period and an increase in affiliate distribution rights and other distribution costs resulting from an increase in subscribers.

Broadcasting and transmission

During the year ended December 31, 2021, we recognized broadcasting and transmission expenses of $55.6 million compared to $29.5 million during the year ended December 31, 2020. The increase of $26.1 million was primarily due to a full year of expenses in 2021 of fuboTV compared to nine months in the prior year period and higher number of linear feeds due to additional channel launches.

Sales and marketing

During the year ended December 31, 2021, we recognized sales and marketing expenses of $142.4 million compared to $63.1 million during the year ended December 31, 2020. The increase of $79.3 million was primarily due to a full year of expenses in 2021 of fuboTV compared to nine months in the prior year period and increased marketing expenses incurred to acquire new customers to our streaming platform.

Technology and development

During the year ended December 31, 2021, we recognized technology and development expenses of $60.5 million compared to $30.2 million during the year ended December 31, 2020. The increase of $30.3 million was primarily due to a full year of expenses in 2021 of fuboTV compared to nine months in the prior year period, an increase of $16.9 million in salaries due to an increase in employee headcount, $8.6 million in stock-based compensation and $4.8 million in costs related to the launch of our online wagering operations.

General and Administrative

During the year ended December 31, 2021, general and administrative expenses totaled $108.2 million compared to $77.6 million for the year ended December 31, 2020. The increase of $30.6 million was primarily due to a full year of expenses in 2021 of fuboTV compared to nine months in the prior year period, a $5.2 million increase in sales tax reserves, a $1.3 million increase in stock-based compensation, $9.0 million related to the launch of our online wagering operations, a $6.2 million increase in professional fees and a $3.4 million increase related to business insurance, and $5.0 million increase in salaries due to an increase in employee headcount.

Depreciation and amortization

During the year ended December 31, 2021, we recognized depreciation and amortization expenses of $37.9 million compared to $44.0 million during the year ended December 31, 2020. The decrease of $6.1 million is primarily related to a reduction of $16.4 million of amortization expense related to intangible assets of FaceBank Pre-Merger that were subject to impairment charges in the third and fourth quarters of 2020, offset in part by a full year of expenses in 2021 compared to nine months in the prior year period.

Impairment of intangible assets and goodwill

During the year ended December 31, 2020, we recognized an impairment of Facebank Pre-Merger intangible assets and goodwill of $248.9 million.

Other Income (Expense)

During the year ended December 31, 2021, we recognized $26.2 million of other expense (net), compared to $129.2 million of other expense (net) during the year ended December 31, 2020. The decrease of $102.9 million is primarily related to an $86.0 million reduction in the change in fair value of warrant liabilities, a $24.1 million decrease in loss on extinguishment of debt, an $11.9 million reduction in loss on deconsolidation of Nexway during 2020 and a $5.2 million reduction of interest expense, partially offset by an increase of $14.9 million in amortization of debt discount, $7.6 million gain on the sale of the Facebank AG and Nexway assets during 2020 and $2.6 million unrealized gain on our equity method investment in Nexway in 2020. Facebank AG and Nexway were sold in July 2020.

Income tax benefit

During the year ended December 31, 2021, we recognized an income tax benefit of $2.7 million compared to $9.7 million during the year ended December 31, 2020. The decrease of $7.0 million in the income tax benefit is primarily due to our inability to fully recognize the future tax benefits on current year losses.

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

Key Metrics & Non-GAAP Measures

Unless otherwise stated, 2020 metrics below represent fuboTV Pre-Merger plus FaceBank pre-merger less Facebank AG and Nexway, businesses sold in July 2020 (“Pro-forma fuboTV Pre-Merger”).

Certain measures used in this Annual Report, including Average Revenue Per User (“ARPU”), Average Cost Per User (“ACPU”) and Adjusted Contribution Margin (“ACM”) are non-GAAP financial measures. We believe ARPU, ACPU and Adjusted Contribution Margin are useful financial measures for investors as they are supplemental measures used by management in evaluating our core operating performance. Our non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, these non-GAAP financial measures are not a substitute for GAAP revenue. Second, these non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently.

Paid Subscribers

We believe the number of paid subscribers is a relevant measure to gauge the size of our user base. Paid subscribers are total subscribers that have completed registration with fuboTV, have activated a payment method (only reflects one paying user per plan), from which fuboTV has collected payment in the month ending the relevant period. Users who are on a free (trial) period are not included in this metric. We had 1,129,807 (excluding the impact of the acquisition of Molotov) and 547,880 paid subscribers as of December 31, 2021 and 2020, respectively.

Content Hours

We believe the number of Content Hours streamed on our platform is a relevant measure to gauge user engagement. Content Hours is defined as the sum of total hours of content watched on the fuboTV platform for a given period. We had 1,160.8 million and 544.9 million Content Hours streamed in the years ended December 31, 2021 and 2020, respectively.

Non-GAAP Monthly Average Revenue Per User (“ARPU”)

We believe Non-GAAP Monthly Average Revenue Per User (“ARPU”) is a relevant measure to gauge the revenue received per subscriber on a monthly basis. ARPU is defined as total subscriber revenue collected in the period, also known as Platform Bookings (subscriber and advertising revenues excluding other revenues) divided by the average daily paid subscribers in such period divided by the number of months in the period. Our ARPU was $72.70 and $62.84 for the years ended December 31, 2021 and 2020, respectively.

Non-GAAP Monthly Average Cost Per User (“ACPU”)

We believe Non-GAAP Monthly Average Cost Per User (“ACPU”) is a relevant measure to gauge our variable expenses per subscriber. ACPU reflects Variable COGS per user, defined as subscriber related expenses less minimum guarantees expensed, payment processing for deferred revenue, In App Billing fees for deferred revenue and other subscriber related expenses in a given period, divided by the average daily subscribers in the period, divided by the number of months in the period. Our ACPU was $65.62 and $56.48 for the years ended December 31, 2021 and 2020, respectively.

Non-GAAP Adjusted Contribution Margin (ACM)

We believe Non-GAAP Adjusted Contribution Margin (ACM) is a relevant metric to gauge our per-subscriber profitability. ACM is calculated by subtracting ACPU from ARPU and dividing the result by ARPU. Our ACM was 9.8% and 10.1% for the years ended December 31, 2021 and 2020, respectively.

Reconciliation of Certain GAAP to Non-GAAP Metrics

Reconciliation of Revenue to Non-GAAP Platform Bookings and Reconciliation of Subscriber Related Expenses to Non-GAAP Variable COGS and Adjusted Contribution Margin (in thousands except average subscriber and average per user amounts)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	As-Reported	Pro-forma Combined fubo Pre-Merger and Facebank Pre-Merger excluding Facebank AG and excluding Nexway	Pro-forma Combined fubo Pre-Merger and Facebank Pre-Merger excluding Facebank AG and excluding Nexway
Revenue (GAAP)	$638,350	$261,498	$146,530
Add (Subtract):
Other Revenue	(1,418)	(1,756)	(777)
Prior period subscriber deferred revenue	(17,345)	(9,377)	(4,228)
Current period subscriber deferred revenue	43,734	17,345	9,377
Non-GAAP Platform Bookings	663,321	267,710	150,902
Divide:
Average Subscribers	760,298	355,010	234,064
Months in Period	12	12	12
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$72.70	$62.84	$53.73

Subscriber Related Expenses (GAAP)	593,241	262,240	201,448
Add (Subtract):
Payment Processing for Deferred Revenue (current period)	121	40	206
In-App Billing Fees for Deferred Revenue (current period)	13	274	53
Minimum Guarantees and Content Credits	13,280	(18,211)	(43,931)
Payment Processing for Deferred Revenue (prior period)	296	162	-
In-App Billing Fees for Deferred Revenue (prior period)	114	46	(98)
Other Subscriber Related Expenses	(8,365)	(3,929)	(2,151)
Non-GAAP Variable COGS	598,700	240,622	155,527
Divide:
Average Subscribers	760,298	355,010	234,064
Months in Period	12	12	12
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.62	$56.48	$55.37

Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$72.70	$62.84	$53.73
Subtract:
Non-GAAP Monthly Average Cost per User (Monthly ACPU)	$65.62	$56.48	$55.37
Divide:
Non-GAAP Monthly Average Revenue per User (Monthly ARPU)	$72.70	$62.84	$53.73
Non-GAAP Adjusted Contribution Margin	9.7%	10.1%	(3.1%)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 16 in the accompanying consolidated financial statements for a further discussion of our cash commitments and contractual obligations, including lease obligations, market access agreements and sponsorship agreements.

Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees, operating expenses, including payroll-related, marketing, technology and professional fees, and expenses related to the launch and operations of our wagering business. We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. As of December 31, 2021, we sold 5,338,607 shares of our common stock in at-the-market offerings pursuant to our shelf registration statement, resulting in net proceeds of approximately $140.6 million, after deducting agent commissions and issuance costs. As of December 31, 2021, we had cash and cash equivalents of $374.3 million.

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

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide COVID-19 pandemic. However, we are continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the pandemic throughout the world. Given the daily evolution of the COVID-19 outbreak, including the spread of variants, and the global response to curb its spread, COVID-19 may affect our results of operations, financial condition, or liquidity. See Note 10 in the accompanying unaudited consolidated financial statements for further discussion regarding our outstanding indebtedness.

Cash Flows (in thousands)

	Year Ended December 31,
	2021	2020
Net cash (used in) operating activities	$(192,601)	$(149,018)
Net cash (used in) investing activities	(76,172)	(1,457)
Net cash provided by financing activities	511,958	279,072
Net increase in cash and cash equivalents	$243,185	$128,597

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $191.6 million, which consisted of our net loss of $383.0 million, adjusted for non-cash movements of $114.0 million. The non-cash movements consist primarily of $38.0 million of depreciation and amortization expenses, $63.8 million of stock-based compensation, $14.9 million of amortization of debt discounts and $1.4 million amortization of right of use assets, partially offset by $2.7 million of change in fair value of warrant liability. Changes in operating assets and liabilities resulted in cash inflows of approximately $76.3 million, primarily due to a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $75.6 million due to timing of payments and a net increase in deferred revenue of $26.1 million, partially offset by increases in accounts receivable of $15.1 million, prepaid expenses and other assets of $9.6 million and cash reserved for users of $0.6 million.

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

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $76.2 million, which primarily consisted of $5.1 million of capital expenditures, $22.9 million for acquisitions, $39.8 million for payments for market access and license fee deposits, and $8.4 million for gaming licenses, market access fees related to the launch of our online wagering operations, and capitalization of internally developed software and technology application.

For the year ended December 31, 2020, net cash used in investing activities was $1.5 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger, $0.6 million related to the sale of Nexway and $0.2 million in capital expenditures, offset by net cash received of $9.4 million from the acquisition of fuboTV Pre-Merger.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $512.0 million. The net cash provided is primarily related to approximately $389.4 million of net proceeds received from the issuance of senior convertible notes, $140.4 million of net proceeds received from the “at-the market” offering and $6.8 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $24.7 million of outstanding debt.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified all significant accounting policies in Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report.

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

In accounting for the Merger described in Note 4 to our consolidated financial statements in Part II, Item 8 of this Annual Report, judgment was required in determining the accounting acquirer. Our evaluation of the accounting acquirer considered various indicators including voting rights, minority voting interest, composition of board of directors, composition of management and relative size of the entities. We ultimately concluded that Facebank Pre-Merger was the accounting acquirer in the Merger because (i) FaceBank Pre-Merger’s stockholders owned approximately 57% of the voting common shares of the combined company immediately following the closing of the Merger (54% assuming the exercise of all vested stock options as of the closing of the transaction) and (ii) directors appointed by FaceBank Pre-Merger would hold a majority of board seats in the combined company.

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

We performed our annual impairment test in the fourth quarter of 2021 and concluded that no additional impairment charges were necessary.

Intangible Assets

We identify intangible assets acquired in a business combination and determine their fair value. The determination involves certain judgments and estimates. We amortize purchased-intangible assets on a straight-line basis over the estimated useful life of the assets. We review purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances indicate an asset’s carrying amount may not be recoverable, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these asset groups. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life

During the third and fourth quarters of 2020, we identified triggering events related to our Facebank intangible assets that required us to perform a quantitative assessment. We concluded that the fair value of the intangible assets was less than its carrying value and we recognized impairment charges of $100.3 million related to the legacy Facebank intangible assets. There were no triggering events during 2021.

Stock Compensation

We recognize stock-based compensation for stock-based awards (including stock options, restricted stock units, and restricted stock awards) in accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Determining the appropriate fair value of stock-based awards requires numerous assumptions, some of which are highly complex and subjective.

Stock-based awards generally vest subject to the satisfaction of service requirements, or the satisfaction of both service requirements and achievement of certain performance conditions or market and service conditions. For stock-based awards that vest subject to the satisfaction of service requirements or market and service conditions, stock-based compensation is measured based on the fair value of the award on the date of grant and is recognized as stock-based compensation on a straight-line basis over the requisite service period. For stock-based awards that have a performance component, stock-based compensation is measured based on the fair value on the grant date and is recognized over the requisite service period as achievement of the performance objective becomes probable

We estimate the fair value of our stock option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of judgments and assumptions, including fair value of our common stock, the option’s expected term, the expected price volatility of the underlying stock, risk free interest rates and the expected dividend yield.

The fair value of our restricted stock units and restricted stock awards is estimated on the date of grant based on the fair value of our common stock.

The Black-Scholes model assumptions are further described below:

●	Common stock – the fair value of the Company’s common stock.
●	Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.
●	Expected Volatility – The Company historically has lacked sufficient company specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies with consideration of the volatility of its own traded stock price.
●	Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
●	Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2021 and 2020:

Years ended December 31
	2021	2020
Dividend yield	-%	-%
Expected price volatility	44.8% - 45.2%	44.4%-57.3%
Risk free interest rate	0.6% - 1.1%	0.23%-0.58%
Expected term (years)	5.8 - 6.1 years	5.3 - 7.5 years

If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the previously granted awards.

We estimate the fair value of our market and service condition stock option awards on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation incorporates into the valuation the possibility that the stock price goals may not be satisfied. One of the most judgmental assumptions in the Monte Carlo simulation is the estimated fair value of the common stock underlying the award. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. We will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved.

The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2021 and 2020 in the Monte Carlo simulation model:

	For the years ended December 31,
	2021	2020
Dividend yield	-	-
Expected volatility	71.5%	76.0%-88.1%
Risk free rate	1.3%	0.24%-0.30%
Derived service period	2.0 years	1.6- 1.9 years

We account for forfeitures as they occur.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report for a discussion of recent accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to the scaled disclosure requirements available to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in our final prospectus dated February 12, 2021, filed with the SEC in accordance with Rule 424(b).

Item 9A. Controls and Procedures.

A. Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

B. Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

C. Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2021, management completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. KPMG, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included below.

D. Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
fuboTV Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited fuboTV Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 28, 2022

E. Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

F. Remediation of Material Weaknesses

In our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2020, management identified material weaknesses in our internal control over financial reporting with respect to accounting considerations for non-routine transactions and for business combinations and the allocation of consideration to the acquired assets and assumed liabilities. During 2021, management took the necessary steps to remediate these material weaknesses.

In 2021, the Company consummated the acquisitions of a sports betting and interactive gaming company, a television streaming company based in France and an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. Management took steps to address the internal control deficiencies that contributed to the aforementioned material weakness relating to non-routine transactions, including:

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

During 2021, we also implemented the following for the aforementioned material weakness relating to internal controls over financial reporting, including:

●	Hired additional accounting personnel with appropriate GAAP technical accounting expertise;
●	Designed additional controls around identification, documentation, and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls include the implementation of additional supervision and review activities by qualified personnel, and the adoption of additional policies and procedures related to accounting and financial reporting;
●	Hired an experienced tax specialist and implemented specific procedures in the review of tax accounting, designed to enhance our income tax controls; and
●	Continued to work with the third-party provider to strengthen our internal controls for compliance with the Sarbanes-Oxley Act.

Based on the foregoing remediation measures taken during 2021, management has determined that the material weaknesses in internal control over financial reporting have been remediated as of December 31, 2021.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our investor relations website under the Governance tab at https://ir.fubo.tv. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report.

The remaining information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-40 attached hereto and are filed as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	3/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	8/5/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	8/5/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	3/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	1/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	6/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	6/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	7/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	3/6/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/5/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	8/6/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	9/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	3/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	3/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	7/6/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	7/6/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	7/6/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	7/6/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	7/6/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	7/6/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	8/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.2(a)	Bylaws of the registrant	S-1	333-176093	3.2	8/5/2011
3.2(b)	Amendment to the Bylaws of the registrant dated June 22, 2016	8-K	000-55353	3.1	6/28/2016

3.2(c)	Amendment to the bylaws of the Company dated July 20, 2016	8-K	000-55353	3.1	7/26/2016
3.2(d)	Amendment to the bylaws of the Company dated September 13, 2020	S-1/A	333-243876	3.2(d)	9/15/2020
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	3/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	7/6/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	2/2/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	2/2/2021
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39590	4.5	3/25/2021
10.1†	fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.2	7/6/2020
10.2†	Form of Stock Option Agreement under the fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.3	7/6/2020
10.3†	fuboTV Inc. 2020 Equity Incentive Plan, as amended	8-K	001-39590	10.1	12/18/2020
10.4†	Form of Stock Option Agreement under the fuboTV Inc. 2020 Equity Incentive Plan, as amended					*
10.5†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (standard)					*
10.6†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (key employees)					*
10.7†	Vigtory, Inc. 2020 Equity Compensation Plan, as amended, and related form agreements	S-8	333-253951	4.1	3/5/2021
10.8†	Form of Indemnification Agreement by and between fuboTV Inc. and its directors and officers	8-K	000-55353	10.2	4/7/2020
10.9†	Employment Agreement, by and between David Gandler and the Company, dated October 8, 2020.	8-K	001-39590	10.1	10/14/2020
10.10	Lease dated February 23, 2021 by and among fuboTV Inc. and HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC	8-K	001-39590	10.1	3/3/2021
10.11	fuboTV Inc. Outside Director Compensation Policy	10-K	001-39590	10.21	3/25/2021
10.12	Consulting Agreement by and between the Company and Ignacio Figueras dated as of November 25, 2020	10-K	001-39590	10.23	3/25/2021
10.13†	Amended and Restated Transition Agreement, dated as of December 31, 2021, between fuboTV Inc. and Simone Nardi, as further amended on February 7, 2022					*

10.14	Consulting Agreement, by and among the Company and HC Marketing, LLC, a company controlled by Jordan Fiksenbaum, dated as of March 18, 2021	8-K	001-39590	10.2	3/23/2021
10.15†	Offer Letter, dated as of January 3, 2022, by and between fuboTV Inc. and John Janedis					*
10.16	Form of Purchase Agreement, by and between the Company and the Purchaser	10-Q	000-55353	10.31	7/6/2020
21.1	List of Significant Subsidiaries of fuboTV Inc.					*
23.1	Consent of L J Soldinger Associates, LLC, independent registered public accounting firm					*
23.2	Consent of KPMG LLP, independent auditor					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUBOTV INC.

Dated: February 28, 2022	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Gandler and John Janedis, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gandler	Chief Executive Officer and Director	February 28, 2022
David Gandler	(principal executive officer)

/s/ John Janedis	Chief Financial Officer	February 28, 2022
John Janedis	(principal financial officer and principal accounting officer)

/s/ Edgar Bronfman, Jr.	Executive Chairman and Director	February 28, 2022
Edgar Bronfman

/s/ Daniel Leff	Director	February 28, 2022
Daniel Leff

/s/ Pär-Jörgen Pärson	Director	February 28, 2022
Pär-Jörgen Pärson

/s/ Ignacio Figueras	Director	February 28, 2022
Ignacio Figueras

/s/ Henry Ahn	Director	February 28, 2022
Henry Ahn

/s/ Laura Onopchenko	Director	February 28, 2022
Laura Onopchenko

fuboTV Inc.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms Auditor Name: KPMG LLP (PCAOB ID: 185) Auditor Location: New York, NY. Auditor Name: LJ Soldinger Associates, LLC (PCAOB ID: 318) Auditor Location: Deer Park, IL	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021, 2021 and 2019	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-7

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
fuboTV Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of fuboTV Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for certain stock-based compensation awards

As discussed in Notes 3 and 15 to the consolidated financial statements, during the year ended December 31, 2021, the Company awarded stock-based compensation including stock options and restricted stock units that have certain performance-based vesting conditions and stock options with market-based vesting conditions. The vesting of certain performance-based options is based upon the achievement of certain annual performance metrics and is subject to the approval of the Board of Directors. The fair value of the market-based awards as well as the expected vesting date were estimated using a Monte Carlo simulation model. The Company reported stock-based compensation expense of $63.8 million for the year ended December 31, 2021.

We identified the accounting for certain performance-based and market-based stock compensation awards as a critical audit matter. The audit effort associated with evaluating the Company’s accounting for the determination of the grant date for certain performance-based awards and the evaluation of the model used to determine the fair value and the derived service period for the market-based awards required significant auditor judgement and specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the accounting for performance-based and market-based stock compensation awards. This included controls related to the determination of the grant date of awards and the valuation and determination of the derived service period for market-based awards. We evaluated the accounting for these stock-based compensation awards by evaluating management’s accounting conclusions with respect to the grant date of the performance-based awards against relevant accounting literature. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating (1) the appropriateness of the model utilized in management’s estimate of the fair value and (2) the calculation of the fair value and the derived service period for the market-based awards by comparing management’s estimate to a separate calculation of the fair value and derived service period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

May 29, 2020, except for the effects of the restatement discussed in Note 2 as to which the date is August 10, 2020

We have served as the Company’s auditor since 2020.

fuboTV Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share information)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$374,294	$134,942
Cash reserved for users	579	$-
Accounts receivable, net	34,308	17,495
Prepaid and other current assets	19,324	4,277
Total current assets	428,505	156,714

Property and equipment, net	6,817	1,771
Restricted cash	5,112	1,279
Intangible assets, net	218,186	216,449
Goodwill	630,269	478,406
Right-of-use assets	37,755	4,639
Other non-current assets	43,134	91
Total assets	$1,369,778	$859,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,460	$31,160
Accrued expenses and other current liabilities	219,579	126,393
Notes payable	5,113	4,593
Deferred revenue	44,296	17,428
Warrant liabilities	3,548	22,686
Long-term borrowings - current portion	3,668	24,255
Current portion of lease liabilities	4,633	799
Total current liabilities	337,297	227,314

Convertible notes, net of discount	316,354	-
Deferred income taxes	2,431	5,100
Lease liabilities	34,129	3,859
Other long-term liabilities	8,686	128
Total liabilities	698,897	236,401

COMMITMENTS AND CONTINGENCIES (Note 16)

Stockholders’ equity:
Series AA Convertible Preferred stock, par value $0.0001, 35,800,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 23,219,613 shares issued and outstanding at December 31, 2020	-	406,665
Common stock par value $0.0001: 400,000,000 shares authorized; 153,950,895 and 92,490,768 shares issued at December 31, 2021 and December 31, 2020, respectively; 153,950,895 and 91,690,768 shares outstanding at December 31, 2021 and December 31, 2020 respectively	16	9
Additional paid-in capital	1,691,206	853,824
Treasury stock, at cost, no shares at December 31, 2021 and 800,000 shares December 31, 2020	-	-
Accumulated deficit	(1,009,293)	(626,456)
Non-controlling interest	(11,220)	(11,094)
Accumulated other comprehensive income	172	-
Total stockholders’ equity	670,881	622,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,369,778	$859,349

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Subscription	$564,441	$184,328	$-
Advertising	73,749	24,904	-
Software licenses, net	-	7,295	4,271
Other	160	1,219	-
Total revenues	638,350	217,746	4,271
Operating expenses
Subscriber related expenses	593,241	204,240	-
Broadcasting and transmission	55,563	29,542	-
Sales and marketing	142,387	63,141	491
Technology and development	60,513	30,189	-
General and administrative	108,185	77,635	13,302
Depreciation and amortization	37,881	43,972	20,765
Impairment of intangible assets and goodwill	-	248,926	8,598
Total operating expenses	997,770	697,645	43,156
Operating loss	(359,420)	(479,899)	(38,885)

Other income (expense)
Interest expense and financing costs	(13,485)	(18,637)	(2,062)
Amortization of debt discount	(14,928)	-	-
Gain on sale of assets	-	7,631	-
Loss on extinguishment of debt	(380)	(24,521)	-
Loss on deconsolidation of Nexway	-	(11,919)	-
Change in fair value of warrant liabilities	2,659	(83,338)	-
Change in fair value of subsidiary warrant liabilities	-	-	4,504
Change in fair value of shares settled liability	-	(1,665)	-
Change in fair value of derivative liability	-	(426)	815
Change in fair value of profit share liability	-	1,971	(198)
Loss on investments	-	-	(8,281)
Unrealized gain on equity method investment	-	2,614	-
Foreign currency exchange loss	-	(1,010)	(18)
Other income (expense)	(90)	147	726
Total other expense	(26,224)	(129,153)	(4,514)
Loss before income taxes	(385,644)	(609,052)	(43,399)
Income tax benefit	2,681	9,660	5,272
Net loss	(382,963)	(599,392)	(38,127)
Less: Net loss attributable to non-controlling interest	126	29,059	3,767
Net loss attributable to controlling interest	(382,837)	(570,333)	(34,360)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(171)	(589)
Less: Deemed dividend on Series D preferred stock	-	-	(9)
Net loss attributable to common stockholders	$(382,837)	$(570,504)	$(34,958)

Other comprehensive income (loss)
Foreign currency translation adjustment	172	-	(770)
Comprehensive loss	$(382,665)	$(570,504)	$(35,728)

Net loss per share attributable to common stockholders
Basic and diluted	$(2.78)	$(12.82)	$(1.57)
Weighted average shares outstanding:
Basic and diluted	137,498,077	44,492,975	22,286,060

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2021, 2020 and 2019

(in thousands except for share information)

									Accumulated
					Additional				Other		Total
	Preferred stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at December 31, 2018	1,000,000	$-	7,532,777	$1	$227,570	-	$-	$(21,763)	$-	$26,742	$232,550
Issuance of common stock for cash	-	-	1,028,497	-	2,526	-	-	-	-	-	2,526
Issuance of common stock for cash - Hong Kong investor	-	-	93,910	-	1,063	-	-	-	-	-	1,063
Preferred stock converted to common stock	(1,000,000)	-	15,000,000	1	(1)	-	-	-	-	-	-
Common stock issued for lease settlement	-	-	18,935	-	130	-	-	-	-	-	130
Issuance of subsidiary common stock for cash	-	-	-	-	92	-	-	-	-	-	92
Additional shares issued for reverse stock split	-	-	1,373	-	-	-	-	-	-	-	-
Acquisition of Facebank AG and Nexway	-	-	2,500,000	-	19,950	-	-	-	-	3,582	23,532
Issuance of common stock - subsidiary share exchange	-	-	2,503,333	1	3,954	-	-	-	-	(3,955)	-
Issuance of common stock for services	-	-	35,009	-	302	-	-	-	-	-	302
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	2,000	-	13	-	-	-	-	-	13
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(589)	-	-	-	-	-	(589)
Deemed dividend on Series D preferred stock	-	-	-	-	(9)	-	-	-	-	-	(9)
Accrued Series D Preferred stock dividends	-	-	-	-	(14)	-	-	-	-	-	(14)
Common stock issued in connection with note payable	-	-	5,000	-	47	-	-	-	-	-	47
Issuance of common stock in connection with Panda Investment	-	-	175,000	-	1,918	-	-	-	-	-	1,918
Issuance of common stock in connection with note conversion	-	-	16,666	-	50	-	-	-	-	-	50
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(770)	-	(770)
Net loss	-	-	-	-	-	-	-	(34,360)	-	(3,767)	(38,127)
Balance at December 31, 2019 (As restated)	-	$-	28,912,500	$3	$257,002	-	$-	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	-	-	22,664,464	2	203,262	-	-	-	-	-	203,264
Issuance of common stock and warrants for cash	-	-	9,119,066	2	43,097	-	-	-	-	-	43,099
Issuance of common stock - subsidiary share exchange	-	-	2,753,819	-	2,042	-	-	-	-	(2,042)	-
Common stock issued in connection with note payable	-	-	70,500	-	259	-	-	-	-	-	259
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	-	-	-	-	(171)	-	-	-	-	-	(171)
Accrued Series D Preferred Stock dividends	-	-	-	-	(17)	-	-	-	-	-	(17)
Deconsolidation of Nexway	-	-	-	-	-	-	-	-	770	(2,595)	(1,825)
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Merger	32,324,362	566,124	-	-	-	-	-	-	-	-	566,124
Conversion of Series AA Preferred Stock	(9,104,749)	(159,459)	18,209,498	2	159,457	-	-	-	-	-	-
Settlement of share settled liability	-	-	900,000	-	9,097	-	-	-	-	-	9,097
Redemption of redemption feature of convertible preferred stock	-	-	-	-	132	-	-	-	-	-	132
Issuance of common stock to original owners of Facebank AG	-	-	1,200,000	-	12,395	-	-	-	-	-	12,395
Exercise of common stock warrants	-	-	5,843,600	-	99,817	-	-	-	-	-	99,817
Exercise of stock options	-	-	1,418,532	-	2,178	-	-	-	-	-	2,178
Reclassification of warrant liabilities	-	-	-	-	13,535	-	-	-	-	-	13,535
Repurchase of common stock	-	-	-	-	-	(800,000)	-	-	-	-	-
Stock-based compensation	-	-	1,398,789	-	51,739	-	-	-	-	-	51,739
Net loss	-	-	-	-	-	-	-	(570,333)	-	(29,059)	(599,392)
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$-	$(626,456)	-	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	-	-	-	-	-	-
Issuance of common stock in connection with Molotov acquisition	-	-	5,690,669	1	98,790	-	-	-	-	-	98,791
Issuance of common stock in connection with Edisn acquisition	-	-	287,768	-	8,262	-	-	-	-	-	8,262
Issuance of common stock/At-the-market offering, net of offering costs	-	-	5,338,607	1	140,394	-	-	-	-	-	140,395
Exercise of warrants	-	-	1,598,234	-	19,991	-	-	-	-	-	19,991
Issuance of treasury stock in connection with acquisitions	-	-	-	-	8,538	800,000	-	-	-	-	8,538
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	87,946	-	-	-	-	-	87,946
Exercise of stock options	-	-	2,203,381	-	3,013	-	-	-	-	-	3,013
Delivery of common stock underlying restricted stock units	-	-	91,580	-	-	-	-	-	-	-	-
Shares repurchased in connection with separation agreement	-	-	(166,599)	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	63,796	-	-	-	-	-	63,796
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	172	-	172
Other	-	-	(22,739)	-	(8)	-	-	-	0	-	(8)
Net loss	-	-	-	-	-	-	-	(382,837)	-	(126)	(382,963)
Balance at December 31, 2021	-	$-	153,950,895	$16	$1,691,206	$-	$-	$(1,009,293)	$172	$(11,220)	$670,881

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

Consolidated Statements of Cash Flows

(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(382,963)	$(599,392)	$(38,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,881	43,972	20,765
Stock-based compensation	63,796	50,739	1,118
Impairment expense intangibles	-	100,304	8,598
Impairment expense goodwill	-	148,622	-
Amortization of gaming licenses and market access fees	326	-	-
Issuance of common stock in connection with cancellation of a consulting agreement	-	-	13
Issuance of common stock for services rendered	-	-	302
Non-cash expense relating to issuance of warrants and common stock	-	2,209	-
Loss on deconsolidation of Nexway, net of cash retained by Nexway	-	8,564	-
Loss on extinguishment of debt	380	24,521	-
Loss on investments	-	-	8,281
Common stock issued in connection with note payable	-	67	47
Gain on sale of assets	-	(7,631)	-
Amortization of debt discount	14,928	12,327	603
Deferred income tax benefit	(2,681)	(9,660)	(5,272)
Change in fair value of derivative liability	-	426	(815)
Change in fair value of warrant liabilities	(2,659)	83,338	-
Change in fair value of subsidiary warrant liability	-	-	(4,504)
Change in fair value of shares settled liability	-	1,665	-
Change in fair value of profit share liability	-	(1,971)	198
Unrealized gain on investment	-	(2,614)	-
Amortization of right-of-use assets	1,444	681	200
Accrued interest on notes payable	-	246	658
Foreign currency loss	-	1,010	(770)
Other income related to note conversion	-	-	(50)
Other adjustments	583	(620)	(1,304)
Changes in operating assets and liabilities of business, net of acquisitions:
Cash reserved for users	(579)	-	-
Accounts receivable, net	(15,058)	(12,591)	7,705
Prepaid expenses and other assets	(9,600)	(2,141)	(227)
Accounts payable	9,420	(39,141)	5,476
Accrued expenses and other liabilities	66,582	40,761	(964)
Due to related parties	-	(665)	-
Deferred revenue	26,055	8,619	-
Lease liabilities	(456)	(663)	(200)
Net cash (used in) provided by operating activities	(192,601)	(149,018)	1,731

Cash flows from investing activities
Advance to fuboTV Pre-Merger	-	(10,000)	-
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	-	9,373	-
Sale of Facebank AG	-	(619)	-
Cash paid for acquisitions, net of cash acquired	(22,894)	-	-
Purchases of property and equipment	(5,054)	(166)	(175)
Payments of market access and license fee deposits	(39,800)	-	-
Purchase of intangible assets	(8,424)	(45)	(250)
Investment in Panda Productions (HK) Limited	-	-	(1,000)
Acquisition of FaceBank AG and Nexway, net of cash paid	-	-	2,300
Sale of profits interest in investment in Panda Productions (HK) Limited	-	-	655
Lease security deposit	-	-	(21)
Net cash (used in) provided by investing activities	(76,172)	(1,457)	1,509

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.

Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of fees	140,446	278,883	3,589
Proceeds from issuance of preferred stock	-	-	700
Proceeds from convertible note, net of issuance costs	389,446	3,003	847
Repayments of convertible notes	-	(3,913)	(541)
Proceeds from exercise of stock options	3,013	2,178	-
Proceeds from the exercise of warrants	3,762	1,685	-
Proceeds from notes payable and long-term borrowings	-	33,649	-
Repayments of notes payable and long-term borrowings	(24,709)	(35,400)	(264)
Proceeds from the issuance of Series D Preferred Stock	-	203	-
Redemption of Series D Preferred Stock	-	(883)	(337)
Proceeds from sale of subsidiary’s common stock	-	-	92
Proceeds from related parties	-	-	423
Repayments to related parties	-	(333)	(156)
Net cash provided by financing activities	511,958	279,072	4,353

Net increase in cash, cash equivalents and restricted cash	243,185	128,597	7,593
Cash, cash equivalents and restricted cash at beginning of period	136,221	7,624	31
Cash, cash equivalents and restricted cash at end of period	$379,406	$136,221	$7,624

Supplemental disclosure of cash flows information:
Interest paid	$8,017	$5,372	$170
Income tax paid	-	-	-
	-	-	-
Non cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$406,665	$159,459	$-
Issuance of convertible preferred stock for Merger	$-	$566,124	$-
Reclassification of warrant liabilities to equity	$-	$13,535	$-
Issuance of common stock to original owners of Facebank AG	$-	$12,395	$-
Issuance of common stock in connection with acquisitions	$107,053	$-	$19,950
Reclass of shares settled liability to additional paid-in capital for issuance of common stock	$-	$9,097	$-
Reclass of shares settled liability for intangible asset to stock-based compensation	$-	$1,000	$-
Issuance of treasury stock in connection with acquisitions	$8,538	$-	$-
Cashless exercise of warrants	$16,480	$98,132	$-
Accrued expenses - At-the-market offering	$51	$-	$-
Common stock issued in connection with note payable	$-	$259	$-
Issuance of common stock in connection with note conversion	$-	$-	$50
Issuance of common stock - subsidiary share exchange	$-	$2,042	$-
Deconsolidation of Nexway	$-	$1,825	$-
Issuance of common stock in connection with Panda Investment	$-	$-	$1,918
Long-term borrowings related to investment	$-	$-	$5,443
Measurement period adjustment on the Evolution AI Corporation acquisition	$-	$-	$1,921
Common stock issued for lease settlement	$-	$-	$130
Unpaid financing costs included in accounts payable	$-	$772	$-
Accrued Series D Preferred Stock dividends	$-	$17	$14
Shares settled liability for intangible asset - Floyd Mayweather	$-	$-	$1,000
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$-	$171	$589

The accompanying notes are an integral part of these consolidated financial statements.

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

During the year ended December 31, 2021, the Company launched a business-to-consumer online sports wagering business (“Online Sportsbook”) in the states of Iowa and Arizona. The Company is planning to launch in additional states during 2022 and 2023. During the year ended December 31, 2021 the Company paid $44.2 million under market access agreements with third parties in various states (See Note 8) and has not generated any revenue to date.

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $374.3 million, working capital of $91.2 million and an accumulated deficit of $1,009.3 million as of December 31, 2021. The Company incurred a net loss of $383.0 million for the year ended December 31, 2021. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses.

On February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes.”) The 2026 Convertible Notes bear interest from February 2, 2021, at a rate of 3.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were approximately $389.4 million, after deducting a discount and offering expenses of approximately $13.1 million.

As discussed further in Note 15, during the year ended December 31, 2021, the Company received net proceeds of approximately $140.4 million (after deducting $3.5 million in commissions and expenses) from sales of 5,338,607 shares of its common stock, at a weighted average gross sales price of $26.96 per share pursuant to an At-The-Market Sales Agreement with its sales agents, Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., effective August 13, 2021 (the “Sales Agreement”).

As discussed further in Note 4, in December 2021, the Company acquired Molotov SAS (“Molotov”) for an estimated purchase price of €101.7 million (approximately $115.0 million) in a combination of €14.4 million of cash ($16.3 million) and 5.7 million shares of the Company’s common stock.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has two operating segments as of December 31, 2021, streaming and online wagering.

Cash and Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$374,294	$134,942
Restricted cash	5,112	1,279
Total cash, cash equivalents and restricted cash	$379,406	$136,221

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. As of December 31, 2021, the cash reserved for users totaled approximately $0.6 million.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.

The majority of the Company’s software and computer systems utilize data processing, storage capabilities and other services provided by Amazon Web Services, which cannot be easily switched to another cloud service provider. As such, any disruption of the Company’s interference with AWS would adversely impact the Company’s operations and business.

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity. In December 2020, the Company repurchased 800,000 shares of its common stock at par value. In February 2021, the Company issued 623,068 shares of treasury stock in connection with the acquisition of Vigtory, Inc. and in December 2021, the Company issued the remaining 176,932 shares of treasury stock in connection with the acquisition of Edisn Inc. See Note 4 for further discussion regarding the acquisitions.

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

Level 1 —	quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 —	observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 —	assets and liabilities whose significant value `drivers are unobservable.

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for doubtful accounts if appropriate. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. Receivables also arise due to the securitization policies of certain payment processors. The allowance for doubtful accounts is determined based on the Company’s assessment of the probability of the non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. On assessment that the receivable will not be collected, the associated amount is written off with no impact to the consolidated statements of operations. The provision at December 31, 2021 did not have a material impact on the Company’s consolidated financial statements. As of December 31, 2021, receivables reserved for users totaled $16 thousand and is included in prepaid and other current assets on the consolidated balance sheet.

Accounts Receivable, net

The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts. The Company’s accounts receivable balance consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for doubtful accounts was not necessary as of December 31, 2021 and 2020.

No individual customer accounted for more than 10% of revenue for the year ended December 31, 2021, 2020, and 2019. As of December 31, 2021 and 2020, one and three customers, respectively accounted for more than 10% of accounts receivable, respectively.

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

License Fees, Net

The Company incurs costs in connection with operating in certain regulated jurisdictions, including applying for licenses, compliance costs and the purchase of business licenses from strategic partners. The cost of purchasing business licenses, minimum royalty payments for strategic partners and subsequent renewals of business licenses are capitalized as an intangible asset and amortized over the estimated useful life of the asset using the straight-line method to cost of goods sold. During the year ended December 31, 2021, the Company capitalized license and market access fees totaling $15.0 million (See Note 8).

Deferred Royalty

The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the balance sheet at the present value of future payments discounted using a rate that reflects the duration of the agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations. The Company records deferred royalty liabilities as accrued expenses and other current liabilities or other long-term liabilities based on the timing of future payments. As of December 31, 2021, deferred royalties totaled $10.5 million (See Note 16).

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

Goodwill

The Company tests goodwill for impairment at the reporting unit level on an annual basis on October 1 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount under Accounting Standards Update (“ASU”) No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, issued by the FASB. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss.

The Company tested goodwill for impairment as of October 1, 2021. Based on a qualitative analysis, we determined that it was more likely than not that goodwill was not impaired. There were no goodwill impairment charges recorded during the year ended December 31, 2021. During the third quarter of 2020, the Company recognized an impairment charge of $148.1 million for the Facebank reporting unit which represented all of the goodwill of that reporting unit. Changes in economic and operating conditions and the impact of COVID-19 could result in goodwill impairment in future periods.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	2 years
Tradenames	2-9 years
Software and technology	3-9 years
Gaming licenses and market access fees	2-5 years

We capitalize qualifying development costs associated with software that is developed or obtained for internal use, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed and the software will be used to perform the function intended. Capitalized costs, including costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized on a straight-line basis over the estimated useful life, which approximates three years. Costs related to preliminary project activities and post-implementation operation activities, including training and maintenance, are expensed as incurred.

Non-Controlling Interest

Non-controlling interest as of December 31, 2021 and 2020 represents PEC stockholders who retained an aggregate 23.4% and 26.0%, respectively, interest in that entity following the Company acquisition of Evolution AI Corporation. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.

Sequencing

On July 30, 2019, the Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy. As of September 25, 2020, the Company repaid all of its then outstanding convertible notes with variable settlement features. As a result of these repayments, the Company is no longer subject to this sequencing policy.

Warrant Liabilities

The Company accounts for common stock warrants with cash settlement features as liability instruments at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss. The fair value of warrants classified as liabilities has been estimated using the Black-Scholes model.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, most promotional awards and user winnings less user withdrawals, tax withholdings and user losses. Cash reserved for users and receivables reserved for users equal or exceed the Company’s liabilities to users at all times. As of December 31, 2021, liabilities reserved for users totaled $13 thousand.

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

Revenue From Contracts With Customers

The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

In 2021, the Company generated revenue from the following sources:

1.	Subscriptions – The Company sells various subscription plans through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card on primarily on a monthly basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to the customers, which is ratably over the subscription period. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations and comprehensive loss. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.

2.	Advertising – The Company executes agreements with advertisers that want to display ads (“impressions”) within the streamed content. The Company enters into individual insertion orders (“IOs”) with advertisers, which specify the term of each ad campaign, the number of impressions to be delivered and the applicable rate to be charged. The Company invoices advertisers monthly for impressions actually delivered during the period. Each executed IO provides the terms and conditions agreed to in respect of each party’s obligations. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

3.

Online wagering - The Company offers an online sports betting platform whereby sports enthusiasts can place wagers on thousands of live professional and collegiate sporting events using the Company’s mobile app or on the Fubo Sportsbook website. The online gaming customer simultaneously receives and consumes the benefits of the Company’s performance as it provides the gaming/wagering service and the transaction price is constrained until the net win or loss with the customer is known. Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users. The Company recognizes revenue at the point in time that the outcome of the transaction and event or events is known (that is, revenue is recognized when it is settled). During the year ended December 31, 2021, online wagering revenue was immaterial.

Subscriber Related Expenses

Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers. The Company has certain arrangements whereby affiliate distribution rights are paid in advance or are subject to minimum guaranteed payments. An accrual is established when actual affiliate distribution costs are expected to fall short of the minimum guaranteed amounts. To the extent actual per subscriber fees do not exceed the minimum guaranteed amounts, the Company will expense the minimum guarantee in a manner reflective of the pattern of benefit provided by these subscriber related expenses, which approximates a straight-line basis over each minimum guarantee period within the arrangement. Subscriber related expenses also include credit card and payment processing fees for subscription revenue, customer service, certain employee compensation and benefits, cloud computing, streaming, and facility costs. The Company receives advertising spots from television networks for sale to advertisers as part of the affiliate distribution agreements. Subscriber related expenses totaled $593.2 million, $204.2 million and $0.0 for the years ended December 31, 2021, 2020 and 2019, respectively.

Broadcasting and Transmission

Broadcasting and transmission expenses are charged to operations as incurred and consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscriber.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $115.9 million, $48.2 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Stock-Based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a four- year period.

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

Expected Volatility – The Company historically has lacked sufficient company specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies with consideration of the volatility of its own traded stock price.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar while the functional currencies of non-U.S. subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The financial statements of non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Basic loss per share:
Net loss	$(382,963)	$(599,392)	$(38,127)
Less: net loss attributable to non-controlling interest	126	29,059	3,767
Less: deemed dividend - beneficial conversion feature on preferred stock	-	-	(9)
Less: deemed dividend on Series D Preferred Stock	-	(171)	(589)
Net loss attributable to common stockholders	$(382,837)	$(570,504)	$(34,958)

Shares used in computation:
Weighted-average common shares outstanding	137,498,077	44,492,975	22,286,060
Basic and diluted loss per share	$(2.78)	$(12.82)	$(1.57)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2021	2020	2019
Warrants to purchase common stock	565,544	2,535,528	200,007
Series AA convertible preferred shares	-	46,439,226	-
Series D convertible preferred shares	-	-	461,839
Stock options	15,908,187	20,908,862	16,667
Unvested restricted stock units	4,685,800	-	-
Convertible notes variable settlement feature	6,966,078	-	190,096
Total	28,125,609	69,883,616	868,609

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company intends to adopt this ASU in January 2022. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements and related disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by eliminating the requirement to separately account for an embedded conversion feature as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition.

The Company will adopt the ASU on January 1, 2022 using the modified retrospective method. Consequently, financial information was not updated, and the disclosures required under the ASU were not provided for dates and periods before January 1, 2022. Upon adoption at January 1, 2022, the Company will make certain adjustments in our consolidated balance sheet as related to the 2026 Convertible Notes (see Note 11) which consists of an increase of $75.3 million in Convertible notes, net of discount, a net decrease of $87.9 million in Additional paid-in capital and a net decrease of $12.6 million in Accumulated deficit. Additionally, from January 1, 2022, as related to the 2026 Convertible Notes (see Note 11) we will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity component.

Note 4 - Acquisitions

FuboTV Merger

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

The following table presents the allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of fuboTV Pre-Merger, planned growth in new markets, and synergies expected to be achieved from the combined operations of FaceBank Pre-Merger and fuboTV Pre-Merger. The goodwill established was included within the streaming reporting unit.

Fair Value
Assets acquired:
Cash and cash equivalents	$8,040
Accounts receivable	5,831
Prepaid expenses and other current assets	976
Property and equipment, net	2,042
Restricted cash	1,333
Other noncurrent assets	397
Operating leases - right-of-use assets	5,395
Intangible assets	243,612
Deferred tax asset	15,527
Goodwill	478,406
Total assets acquired	761,559

Liabilities assumed:
Accounts payable	$66,498
Accrued expenses and other current liabilities	80,996
Long-term borrowings - current portion	5,625
Operating lease liabilities	5,395
Deferred revenue	8,809
Long-term debt, net of issuance costs	18,125
Total liabilities assumed	$185,448

Net assets acquired	$576,111

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

Vigtory

On February 26, 2021, the Company consummated the acquisition of Vigtory, Inc., (“Vigtory”) a sports betting and interactive gaming company, as a result of the merger of fuboBet Inc., a wholly-owned subsidiary of the Company, into Vigtory, whereby Vigtory continued as the surviving corporation (the “Vigtory Acquisition”) and its name was changed to Fubo Gaming Inc.

The purchase price of the Vigtory Acquisition was determined to be $10.3 million, including $1.7 million of Vigtory’s outstanding convertible notes and other liabilities settled by the Company on the closing date. The Vigtory Acquisition consideration does not include $26.9 million fair value of common shares issued to former employee shareholders of Vigtory subject to vesting over future service periods.

The Company accounted for the Vigtory Acquisition as a business combination under the acquisition method of accounting. As such, the purchase price was allocated to the net assets acquired with any excess recorded to goodwill. The net assets and liabilities assumed were immaterial and substantially all of the consideration was allocated to goodwill. Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Vigtory. The Company allocated goodwill to its online wagering segment. The results of the Vigtory Acquisition are included in the Company’s operations from February 26, 2021 in the online wagering segment.

The Company recognized $0.4 million of acquisition-related costs for the Vigtory Acquisition that were expensed as incurred during the year ended December 31, 2021. These costs are included in general and administrative expense in the consolidated statement of operations and comprehensive loss.

Edisn Inc.

On December 1, 2021, the Company acquired 100% of Edisn Inc. (“Edisn”), an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India, for approximately $14.4 million (“Edisn Acquisition”). The consideration paid was cash of $6.1 million and 464,700 shares of the Company’s common stock with a fair value of $8.3 million as of the date of closing. The Company accounted for the Edisn Acquisition as a business combination under the acquisition method of accounting. As such, the purchase price was allocated to the net assets acquired with any excess recorded to goodwill as follows (in thousands):

Assets acquired:
Cash	$373
Prepaid and other current assets	5
Property and equipment, net	10
Intangible assets	1,500
Goodwill	12,501
Total assets acquired	$14,389

Liabilities assumed:
Deferred income taxes	12
Accrued expenses and other current liabilities	25
Total liabilities assumed	$37

Net assets acquired	$14,352

Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Edisn. The Company allocated the goodwill to its streaming segment.

The Company recognized $0.7 million of acquisition-related costs for the Edisn Acquisition that were expensed as incurred during the year ended December 31, 2021. These costs are included in general and administrative expense in the consolidated statement of operations and comprehensive loss.

The estimated useful lives and fair value of the intangible assets acquired are as follows:

	Estimated Useful Life (in Years)	Fair Value

Software and technology	7	$1,500

Total		$1,500

Molotov S.A.S

On December 6, 2021, the Company acquired approximately 99% of the equity interests in Molotov S.A.S (“Molotov”), a television streaming platform located in France, for €101.7 million or $115.0 million (“Molotov Acquisition”). The consideration paid in cash totaled €14.4 million or $16.3 million, and the issuance of 5.7 million shares of the Company’s common stock with a fair value of approximately $98.8 million. Molotov is included in the streaming segment and its contribution to revenue and operating loss during the year ended December 31, 2021 was $1.4 million and $8.1 million, respectively.

The Molotov Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of December 31, 2021, the Company has completed a preliminary allocation of the purchase consideration. The Company is gathering information to assess the completeness and accuracy of certain liabilities and related accounts, and therefore the allocation of the purchase price cannot be finalized as of December 31, 2021. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands):

Assets acquired:
Cash	$818
Accounts receivable, net	1,752
Prepaid and other current assets	6,273
Property and equipment, net	738
Other non-current assets	2,643
Intangible assets	18,429
Goodwill	128,468
Total assets acquired	$159,121

Liabilities assumed:
Accounts payable	$15,724
Accrued expenses and other current liabilities	23,877
Deferred revenue	812
Long-term borrowings - current portion	3,662
Total liabilities assumed	$44,075

Net assets acquired	$115,046

Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Molotov. The Company allocated the goodwill to its streaming segment.

The Company recognized $2.7 million of acquisition-related costs for the Molotov Acquisition that were expensed as incurred during the year ended December 31, 2021. These costs are included in general and administrative expense in the consolidated statement of operations and comprehensive loss.

The preliminary estimated useful lives and fair value of the intangible assets acquired are as follows:

	Estimated Useful Life (in Years)	Fair Value

Customer relationships	2	$9,271
Tradenames	2	679
Software and technology	6	8,479

Total		$18,429

Note 5 - Revenue from Contracts with Customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Years Ended December 31,
	2021	2020	2019
Subscription	$564,441	$184,328	$-
Advertising	73,749	24,904	-
Software licenses, net	-	7,295	4,271
Other	160	1,219	-
Total revenues	$638,350	$217,746	$4,271

Contract balances

There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the year ended December 31, 2021 and 2020.

For the year ended December 31, 2021 and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying consolidated balance sheet as of December 31, 2021 and 2020.

The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of December 31, 2021 and 2020, the Company’s contract liabilities totaled $44.3 million and $17.4 million, respectively, and are recorded as deferred revenue on the accompanying consolidated balance sheets.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

Note 6 - Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	Useful Lives (Years)	December 31, 2021	December 31, 2020
Building	20	$732	$-
Furniture and fixtures	7	361	573
Computer equipment	3	3,856	801
Leasehold improvements	Term of lease	4,495	2,272
		9,444	3,646
Less: Accumulated depreciation		(2,627)	(1,875)
Total property and equipment, net		$6,817	$1,771

Depreciation expense totaled $1.0 million, $0.4 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019 respectively.

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

The deconsolidation of Nexway resulted in a loss of $11.9 million calculated as follows (in thousands):

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

During the quarter ended September 30, 2020, the Company sold 100% of its ownership interest in Facebank AG and its remaining investment in Nexway to the former owners and recognized a gain on sale of its investment of $7.6 million, which is included as a gain on the sale of assets, a component of other income (expense) on the accompanying consolidated statement of operations and comprehensive loss.

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

Note 8 - Intangible Assets and Goodwill

Intangible Assets

During the year ended December 31, 2021, the Company capitalized $19.1 million for intangible assets, consisting of $15.0 million for gaming licenses pursuant to market access agreements entered into in order to conduct sports wagering operations in the states of Arizona and Iowa, and $4.1 million for software and technology. Included in the $15.0 million capitalized for gaming licenses, the Company paid $4.4 million for upfront and license fees, and recorded $10.6 million for future minimum royalty payments, with the corresponding liability recorded to accrued expenses and other current liabilities and other long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2021, the Company paid $0.1 million of royalty payments (See Note 16). Amortization of gaming licenses and market access agreements commence upon completion of the required regulatory approvals and launch of operations in each respective state.

The table below summarizes the Company’s intangible assets at December 31, 2021 and 2020 (in thousands):

	Useful	Weighted Average Remaining	December 31, 2021
	Lives (Years)	Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	2.2	$32,965	$(21,105)	$11,860
Tradenames	2-9	7.2	38,876	(7,455)	31,421
Software and technology	3-9	8.7	195,852	(35,572)	160,280
Gaming licenses and market access fees	2-5	4.8	14,951	(326)	14,625
Total			$282,644	$(64,458)	$218,186

		Weighted Average	December 31, 2020
	Useful Lives (Years)	Remaining Life (Years)	Intangible Assets	Intangible Asset Impairment	Accumulated Amortization	Net Balance
Human animation technologies	5	-	$123,436	$(85,281)	$(38,155)	$-
Trademark and trade names	5	-	7,746	(5,294)	(2,452)	-
Animation and visual effects technologies	4	-	6,016	(4,024)	(1,992)	-
Digital asset library	4	-	7,536	(5,131)	(2,405)	-
Intellectual property	7	-	828	(574)	(254)	-
Customer relationships	2	1.5	23,678	-	(8,880)	14,798
fuboTV tradename	9	8.5	38,197	-	(3,183)	35,014
Software and technology	9	8.5	181,782	-	(15,145)	166,637
Total			$389,219	$(100,304)	$(72,466)	$216,449

The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense of $36.9 million, $43.6 million, and $20.8 million for the years ended December 31, 2021, 2020 and 2019 including amortization related to impaired intangible assets as described below.

The Company performed a valuation of its intangible assets of the Facebank reporting unit as of September 30, 2020. The Company determined that the carrying value of the intangible assets exceeded their fair value and recorded an impairment charge of $100.3 million during the year ended December 31, 2020.

During the year ended December 31, 2019 the Company determined, that because of the continuing losses and poor financial condition of Nexway AG, the intangible assets acquired in the acquisition of Nexway AG were required to be impaired in full and recorded an impairment charge of $8.6 million.

The estimated future amortization expense associated with intangible assets (excluding gaming licenses and market access fees) is as follows (in thousands):

Future Amortization
2022	38,599
2023	35,129
2024	30,184
2025	28,907
2026	28,675
Thereafter	56,692
Total	$218,186

Prepaid Market Access Agreements

During the year ended December 31, 2021, the Company paid $39.8 million for gaming licenses pursuant to market access agreements which had not yet commenced operations as of December 31, 2021. The $39.8 million is included in other non-current assets on the accompanying consolidated balance sheet as of December 31, 2021.

Goodwill

The following table is a summary of the changes to goodwill for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Beginning balance	$478,406	$227,763
Deconsolidation of Nexway	-	(51,168)
Acquisition of fuboTV	-	478,406
Less: Sale of Facebank AG	-	(28,541)
Impairment expense	-	(148,054)
Vigtory acquisition	10,683	-
Molotov acquisition	128,468	-
Edisn acquisition	12,501
Foreign currency translation	211	-
Ending balance	$630,269	$478,406

As of December 31, 2021 and 2020, goodwill includes an accumulated impairment charge of $148.1 million related to the historical Facebank reporting unit.

Note 9 – Accounts Payable, Accrued Expenses and Other Long-Term Liabilities

Accounts payable, accrued expenses and other long-term liabilities are presented below (in thousands):

	December 31, 2021	December 31, 2020
Affiliate fees	$177,692	$102,914
Broadcasting and transmission	15,179	13,297
Selling and marketing	17,750	13,347
Accrued compensation	12,107	2,552
Legal and professional fees	7,316	4,582
Taxes (including value added)	27,316	13,542
Deferred royalty	10,510	-
Accrued interest	5,057	-
Subscriber related	3,601	1,937
Other	8,197	5,510
Total	$284,725	$157,681

Note 10 - Income Taxes

The loss before income taxes includes the following components (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
United States	$377,421	$608,950	$43,399
International	8,223	102	-
Loss before income taxes	$385,644	$609,052	$43,399

The benefit of income taxes for the years ended December 31, 2021, 2020 and 2019 consist of the following (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
U.S. Federal
Current	$-	$-	-
Deferred	2,082	7,930	4,302
State and local
Current	-	-	-
Deferred	599	1,730	970
Valuation allowance	-	-	-
Income tax benefit	$2,681	$9,660	5,272

A reconciliation of the statutory federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020	2019
Federal rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	0.16	0.28	4.74
Non-controlling interest	-	-	(0.82)
Nexway activity and deconsolidation	-	(0.40)	-
Common stock issued for services	-	-	(0.82)
Incentive stock options	(2.42)	(0.38)	-
Change in fair value of derivative, warrant liability, and gain on extinguishment of convertible notes	0.14	(3.42)	1.16
Amortization of debt discount	-	-	(0.13)
Loss on investments	-	-	(1.81)
Foreign rate differential	0.12	-	-
Goodwill impairment	-	(5.10)	-
Change in valuation allowance	(18.80)	(10.27)	(9.49)
Other	0.50	(0.12)	-
Income tax benefit	0.70%	1.58%	13.83%

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$234,542	$133,281
Accruals and deferrals	7,812	4,419
Stock based compensation	10,280	6,732
Interest expense limitation	11,945	4,409
Leasing assets	8,881	-
Other	27	1,965
Total deferred tax assets	273,487	150,806
Less: Valuation allowance	(219,609)	(102,869)
Net deferred tax assets	$53,878	$47,937

Deferred tax liabilities:
Intangible assets	$47,503	$51,736
Property and equipment	8,651	-
Other	155	1,301
Total deferred tax liabilities	$56,309	$53,037

Net deferred tax liabilities	$2,431	$5,100

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. At December 31, 2021 and 2020, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more likely than not threshold therefore, net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $116.7 million and $102.9 million in the years ended December 31, 2021 and December 31, 2020, respectively.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, The U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). We have evaluated the provisions of the CARES Act and CCA Act and determined that it did not result in a significant impact on our tax provision.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $811.3 million. The federal net operating loss carryforwards of $88.1 million generated before January 1, 2018 will begin to expire in 2033, and $723.2 million will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2021, the Company had state net operating loss carryforwards of $420.4 million. The state net operating loss carryforward of $329.7 million will begin to expire in 2033 and $90.7 million will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2021, the Company had foreign net operating loss carryforwards of $156.1 million. The foreign net operating loss carryforward will carryforward indefinitely but are subject to a limitation on the amount that can be used to offset taxable income in a given year.

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

The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on an income tax return. No liability related to uncertain tax positions was required to be recorded in the financial statements as of December 31, 2021 and 2020.

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in income tax expense in the Company’s consolidated statements of operations. The Company had not incurred any material tax interest or penalties as of December 31, 2021 and 2020. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Company is subject to taxation in the United States and various state jurisdictions, France, Spain and India. The Company had been delinquent in filings since December 31, 2014. During 2020, the Company filed all past due income tax returns There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2013 through 2021 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2018 to 2021 tax years will remain open for examination by the Spain tax authority for four years starting from the day following the date of termination of the voluntary tax filing period. The Company’s 2021 tax years will remain open for examination by the France and Indian tax authorities.

Note 11 - Notes Payable, Long-Term Borrowing, and Convertible Notes

Notes payable, long-term borrowing, and convertible notes as of December 31, 2021 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2021
2026 Convertible Notes	3.25%	$402,500	$-	$(86,146)	$316,354
Note payable	10.0%	2,700	2,377	-	5,077
BPi France	2.25%	2,422	-	-	2,422
Societe Generale	0.25%	1,246	-	-	1,246
Other	4.0%	30	6	-	36
		$408,898	$2,383	$(86,146)	$325,135

Notes payable and long-term borrowing as of December 31, 2020 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2020
Senior secured loan	LIBOR plus 5.25% per annum	$20,000	$-	$(444)	$19,556
Note payable	10.0%	2,700	1,858	-	4,558
Paycheck Protection Program Loan	1.0%	4,699	-	-	4,699
Other	4.0%	30	5	-	35
		$27,429	$1,863	$(444)	$28,848

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

The Company accounted for the 2026 Convertible Notes using a cash conversion model. In accordance with ASC 470-20, the Company used an effective interest rate of 8.67% to estimate the fair value of the debt instrument, excluding the equity conversion feature, and recognized a debt discount of $90.9 million (representing the difference between the fair value and the net proceeds) with a corresponding increase to additional paid in capital. The underwriting discount and offering expenses totaling $13.1 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $3.0 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $10.1 million were recorded on the issuance date and are reflected in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs are being amortized through February 15, 2026, as amortization of debt discount on the accompanying consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2021, the Company paid $7.0 million of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $14.9 million included in amortization of debt discount in the consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the net carrying value of the 2026 Convertible Notes was $316.4 million, with unamortized debt discount and issuance costs of $86.1 million. The estimated fair value (Level 2) of the 2026 Convertible Notes was $326.0 million.

Senior Secured Loan

In April 2018, fuboTV Pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2020. The Company made principal repayments of $20.0 million during the year ended December 31, 2021. The Term Loan was repaid in full on May 7, 2021.

Note payable

The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.4 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The Company is in negotiation with such holders to resolve the matter. The outstanding balance as of December 31, 2021, including interest and penalties, is $5.1 million and is included in notes payable on the accompanying consolidated balance sheet.

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

Other

The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4% per annum. As of December 31, 2021, the principal balance and accrued interest totaled approximately $36,000.

The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates between 0.25% - 2.25% per annum.

Note 12 – Segments

Prior to the third quarter of 2021, the Company operated its business and reported its results through a single reportable segment. As a result of the launch of the Company’s online wagering business, the Company began to operate its business and report its results through two operating and reportable segments: streaming and online wagering.

Operating segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and adjusted operating expenses to evaluate the performance of each operating and reportable segment.

Since we launched online wagering in the states of Iowa and Arizona late in 2021, revenue generated from the online wagering segment was immaterial. Materially, all of our revenues are related to the streaming segment. The following tables set forth our financial performance by reportable segment:

	Streaming	Online Wagering	Total
Total Revenues	$638,350	-	$638,350
Adjusted operating expenses
Subscriber related expenses	593,170	-	593,170
Broadcasting and transmission	55,563	-	55,563
Sales and marketing	132,751	6,314	139,065
Technology and development	41,666	4,779	46,445
General administrative	52,681	9,169	61,850
Depreciation and amortization	37,666	215	37,881
Total adjusted operating expenses	$913,497	$20,477	$933,974

Stock-based compensation			$63,796
Other expense			$26,224
Loss before income taxes	$(275,147)	$(20,477)	$(385,644)

Total Assets	$1,293,188	$76,590	$1,369,778

The following tables set forth our financial performance by geographical location:

	Total Assets	Total Revenue

United States	$1,207,038	$634,045
International	162,740	4,305
Total Revenue	$1,369,778	638,350

Note 13 - Fair Value Measurements

Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the consolidated statements of operations.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	Fair valued measured at December 31, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$3,548	$3,548
Total financial liabilities at fair value	$-	$-	$3,548	$3,548

	Fair valued measured at December 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$-	$-	$22,686	$22,686
Total financial liabilities at fair value	$-	$-	$22,686	$22,686

Derivative Financial Instruments

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the years ended December 31, 2021, 2020 and 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative - Convertible Notes	Profits Interests Sold	Embedded Put Option	Warrant liabilities
Fair value at December 31, 2018	$1,018	$-	$-	$4,528
Change in fair value	(678)	198	(137)	(4,504)
Additions	863	1,773	589	-
Redemption	-	-	(76)	-
Fair value at December 31, 2019	1,203	1,971	376	24
Change in fair value	(206)	(1,971)	(220)	83,338
Additions	3,583	-	172	50,743
Redemption	(4,580)	-	(328)	(97,884)
Reclassification of warrant liabilities	-	-	-	(13,535)
Fair value at December 31, 2020	-	-	-	22,686
Change in fair value	-	-	-	(2,659)
Redemption	-	-	-	(16,479)
Fair value at December 31, 2021	$-	$-	$-	$3,548

The Company used a Black-Scholes model to estimate the fair value of the warrant liabilities at December 31, 2021 and 2020 using the following inputs:

	December 31, 2021	December 31, 2020
Fair value of underlying common shares	$15.52	$28.00
Exercise price	$9.25	$9.25
Expected dividend yield	—%	—%
Expected volatility	50.9% - 52.8%	73.9% - 75.1%
Weighted average expected volatility	52.7%	74.35%
Risk free interest rate	0.06% - 0.06%	0.10% - 0.11%
Weighted average risk-free interest rate	0.06%	0.11%
Expected term (years)	0.14 - 0.15	1.14 - 1.24
Weighted average expected term (years)	0.14	1.19

Note 14 – Temporary Equity

As of December 31, 2019, the Company had 462,000 shares of Series D Preferred Stock outstanding. The Series D Preferred stock was classified as temporary equity because it had redemption features that were outside the control of the Company. As of December 31, 2020, all of the shares of Series D Preferred Stock have been redeemed by the Company and there will be no future issuances.

Note 15 - Stockholders’ Equity

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

Year ended December 31, 2021

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

On February 26, 2021, the Company issued 623,068 shares of its common stock (treasury stock) in connection with the Vigtory Acquisition.

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

During the year ended December 31, 2021, the Company received net proceeds of $140.4 million (after deducting $3.5 million in commissions and expenses) from sales of 5,338,607 shares of its common stock, at a weighted average gross sales price of $26.96 per share pursuant to the Sales Agreement.

On December 1, 2021, the Company issued 287,768 shares of its common stock, and 176,932 shares of treasury stock in connection with the Edisn Acquisition.

On December 6, 2021, the Company issued 5,690,669 shares its common stock in connection with the Molotov Acquisition.

During the year ended December 31, 2021, the Company retired 166,599 shares of its restricted common stock in connection with a separation agreement with one of its executives.

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2021, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	2,535,528	$8.22	$50,560	1.0
Exercised	(1,962,841)	$7.72	$-	-
Expired	(7,143)	$-	$-	-
Outstanding and exercisable as of December 31, 2021	565,544	$9.96	$3,546	0.1

During the year ended December 31, 2021, the Company issued 1,598,234 shares of its common stock in connection with the exercise of 1,962,841 warrants.

During the year ended December 31, 2020, the Company issued 5,843,600 shares of its common stock with a fair value of approximately $27.3 million for the exercise of 7,003,005 common stock warrants and received cash of $1.7 million.

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

During the year ended December 31, 2020, the Company issued 900,000 shares of its common stock with a fair value of approximately $9.1 million or $10.00 per share in connection with a note purchase agreement with FB Loan.

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

Stock-based compensation

The Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of December 31 2021, there are 10,436,701 shares available for issuance under the Plan.

During the years ended December 31, 2021, 2020 and 2019 the Company recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2021	2020	2019
Subscriber related	$71	$32	$-
Sales and marketing	8,171	2,395	-
Technology and development	14,068	5,446	-
General and administrative	41,486	43,866	1,118
	$63,796	$51,739	$1,118

Options

The Company provides option grants to employees, directors, and consultants under the 2020 Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly-traded set of peer companies with consideration of the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

During the year ended December 31, 2021, the Board of Directors approved a modification to stock option and restricted stock award grants to employees who terminated from the Company. The modifications accelerated the vesting of unvested stock options and restricted stock awards as of the termination date and provided the option holders with an additional months post-termination to exercise their stock options. The modifications resulted in incremental stock-based compensation expense of $13.9 million during the year ended December 31, 2021.

A summary of stock option activity for the year ended December 31, 2021, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	13,450,565	$5.45	$303,036	8.1
Granted	220,099	$21.52
Exercised	(1,990,261)	$1.52
Forfeited or expired	(225,513)	$7.06
Outstanding as of December 31, 2021	11,454,890	$6.40	$70,231	7.4

Options vested and exercisable as of December 31, 2021	6,711,404	$4.71	$51,167	6.8

The following was used in determining the fair value of stock options granted during the years ended December 31, 2021 and 2020:

Years ended December 31
	2021	2020
Dividend yield	-%	-%
Expected price volatility	44.8% - 45.2%	44.4%-57.3%
Risk free interest rate	0.6% - 1.1%	0.23%-0.58%
Expected term (years)	5.8 - 6.1 years	5.3 - 7.5 years

There were no options granted during the year ended December 31, 2019.

The outstanding stock options as of December 31, 2020 were adjusted from the previously reported amount in the Annual Report to exclude certain option grants subject to discretionary performance conditions, for which a grant date had not occurred as of December 31, 2020.

On October 8, 2020, the Company awarded the CEO an option which vests based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, subscribers, new markets launched and new revenue streams between January 1, 2021 and December 31, 2025, which are described in the Company’s annual operating plan. On a given Determination Date (subsequent to the Company’s calendar year end), the Company’s Board of Directors (the “Board”) will review actual performance against the predetermined metrics and determine, in its sole discretion, the amount of any vesting that occurs on a given Determination Date. Any such vesting is subject to the CEO’s continuation in service with the Company through such Determination Date. The Board may determine vesting at, above, or below 20% of the shares subject to the performance option. All shares may be eligible for vesting until the Determination Date following the 2025 calendar year. Because the number of shares to be earned on each Determination Date is subject to the discretion of the Board, the compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. As of December 31, 2021, no portion of the option had vested, and during the year ended December 31, 2021, the Company recognized $5.4 million of stock-based compensation expense related to the option. Upon each subsequent Determination Date in 2022, 2023, 2024, and 2025, stock-based compensation expense will be remeasured and adjusted to reflect the grant date fair value.

As of December 31, 2021, the estimated value of unrecognized stock-based compensation expense related to unvested options was $25.8 million to be recognized over a period of 2.2 years.

During the year ended December 31, 2020, 1,418,532 options to purchase shares of the Company’s common stock were exercised for cash of $2.2 million.

Non-employees

During the year ended December 31, 2020, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. These options have a fair value of $1,031,000, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date. During the year ended December 31, 2021, 280,000 options were exercised in exchange for 222,962 shares of the Company’s common stock. These options are not included in the table above.

As part of the Merger, the Company also assumed 343,047 options granted to non-employees with a weighted average exercise price of $0.23 (included in table above). Stock-based compensation expense related to unvested non-employee options was immaterial for the year ended December 31, 2020.

Other than the options assumed as described above, there were no options granted to non-employees during the year ended December 31, 2021.

Market and Service Condition Based Stock Options

During the year ended December 31, 2021, 1,375,000 stock options with a fair value of $19.2 million were granted to an employee of the Company. The options vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price.

During the year ended December 31, 2020, 3,078,297 stock options with a fair value of $20.9 million were granted to an employee of the Company. The options vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price.

A summary of activity under the Plan for market and service-based stock options for the year ended December 31, 2021 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	3,078,297	$9.69	$56,351	6.3
Granted	1,375,000	$19.59
Outstanding as of December 31, 2021	4,453,297	$12.75	$17,933	5.7

Options vested and exercisable as of December 31, 2021	3,078,297	$9.69	$17,933	5.3

Stock based compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions as of the grant date:

	For the years ended December 31,
	2021	2020
Dividend yield	-	-
Expected volatility	71.5%	76.0%-88.1%
Risk free rate	1.3%	0.24%-0.30%
Derived service period	2.0 years	1.6- 1.9 years

There were no market and service-based options granted during the year ended December 31, 2019.

During the year ended December 31, 2020, the pre-established parameters related to the Company’s stock performance were achieved and the 3,078,297 options were fully vested. During the year ended December 31, 2020, the Company recognized $20.9 million of stock-based compensation related to its market and service-based stock options.

As of December 31, 2021, there was $12.0 million of unrecognized stock-based compensation expense for market and service-based stock options.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock unit activity during the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	85,000	$25.26
Granted	2,883,340	$26.12
Vested	(102,072)	$31.10
Forfeited	(80,468)	$32.27
Unvested at December 31, 2021	2,785,800	$25.73

During the year ended December 31, 2021, the Company granted 2,883,240 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled $75.3 million. During the year ended December 31, 2021, the Company issued 91,580 shares of common stock to members its Board of Directors and employees in settlement of vested restricted stock units.

As of December 31, 2021, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $63.5 million, had an aggregate intrinsic value of $34.3 million, and a weighted average remaining contractual term of 3.5 years.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based restricted stock unit activity during the year ended December 31, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	1,900,000	$33.87
Unvested at December 31, 2021	1,900,000	$33.87

On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to an employee of the Company. The PRSUs will vest over a period of 5-calendar years through 2025, subject to the achievement of certain established performance metrics including Revenue, Subscribers, New Markets Launched and New Revenue Streams. The determination of the number of awards to be earned is based upon the assessment during each calendar year of the level of the achievement of the Revenue, Subscribers, New Markets Launched, and New Revenue Streams performance metrics as compared to the Company’s annual operating plan. At each reporting period, the Company will make a determination of the most likely outcome for achievement of each performance metric. This may result in a cumulative catch-up as the Company assessments are evaluated. The fair value of the PRSU’s is measured based on their grant date fair value which totaled $64.4 million.

During the year ended December 31, 2021, the Company determined that the performance metrics for 380,000 PRSUs were met, and accordingly, recognized stock-based compensation of $5.6 million. As of December 31, 2021, unrecognized stock-based compensation totaled $58.8 million.

Note 16 - Commitments and Contingencies

Leases

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating leases
Operating lease cost	$2,016	$935	$259
Other lease cost	287	-	56
Operating lease expense	2,303	935	315
Short-term lease rent expense	-	-	-
Total rent expense	$2,303	$935	$315

Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating cash flows from operating leases	$1,029	$915	$281
Right of use assets exchanged for operating lease liabilities	$34,560	$5,373	$3,719
Weighted average remaining lease term - operating leases	12.2	6.3	7.8
Weighted average remaining discount rate - operating leases	7.4%	5.4%	8.0%

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Year Ended December 31, 2022	$1,761
Year Ended December 31, 2023	4,792
Year Ended December 31, 2024	5,922
Year Ended December 31, 2025	5,604
Year Ended December 31, 2026	4,933
Thereafter	40,970
Total	63,982
Less present value discount	(25,220)
Operating lease liabilities	$38,762

On February 23, 2021, the Company entered into a lease agreement (the “Lease”) for approximately 55,042 rentable square feet located at 1290 Avenue of the Americas, New York, New York 10104. This location is the Company’s new corporate headquarters. The Lease term is twelve years and commenced during the quarter ended December 31, 2021. The annual fixed rent under the Lease will be:

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

Other Contractual Obligations

The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ( in thousands):

Market Access Agreements

Year Ended December 31, 2022	$2,500
Year Ended December 31, 2023	2,500
Year Ended December 31, 2024	2,500
Year Ended December 31, 2025	2,500
Year Ended December 31, 2026	2,375
Sub-total	12,375
Less present value discount	(1,865)
Total	$10,510

Annual Sponsorship Agreements

Year Ended December 31, 2022	$5,363
Year Ended December 31, 2023	$6,131
Year Ended December 31, 2024	$5,830
Year Ended December 31, 2025	$6,010
Year Ended December 31, 2026	$3,325
Thereafter	19,675
Total	$46,334

Contingencies

The Company is subject to certain legal proceedings and claims that arise from time to time in the ordinary course of its business, including relating to business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the financial statements taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal expenses associated with any contingency are expensed as incurred.

The Company is engaged in discussions with certain third parties regarding patent licensing matters. The Company is not able to reasonably estimate whether it will be able to reach an agreement with these parties or the amount of potential licensing fees, if any, it may agree to pay in connection with these discussions, but it is possible that any such amount could be material.

From time to time, we enter into business arrangements with vendors for technology services in the ordinary course of business. We are currently engaged in discussions with a vendor surrounding the scope of the parties’ relationship and underlying obligations under the terms of their contract. This includes, among other things, the type and range of services to be provided by this vendor to the Company, the corresponding expenditures by the Company payable under the agreement, and the vendor’s compliance with its good faith express and implied obligations under the contract.  Accordingly, we are not able to reasonably estimate the amount of the Company’s potential expenditures, if any, under our arrangement with this vendor, but it is possible that the amounts that the Company may pay for services under the contract could be material.

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

The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants’ filed their reply in support of the motion to dismiss on December 9, 2021. The Company believes the claims alleged in both lawsuits are without merit and intends to vigorously defend these litigations.

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

On April 21, 2021, Derivative Defendants filed a Motion to Dismiss the Original Complaint. In light of the arguments made in Derivative Defendants’ Motion, Plaintiff filed his Amended Verified Shareholder Derivative Complaint on May 12, 2021. Derivative Defendants filed a Motion to Dismiss the Amended Complaint on June 2, 2021. On June 23, 2021, after thoroughly considering Derivative Defendants’ arguments in their Motion, Plaintiff concluded that Derivative Defendants’ arguments were well founded and he jointly, with Derivative Defendants, asked the Court to voluntarily dismiss the derivative action with prejudice, following a proposed Notice of the dismissal to current shareholders. On June 25, 2021, the court entered an order approving the form of the proposed Notice of dismissal to current shareholders and ordering fuboTV to file the Notice with the SEC and post the Notice to the investor relations section of fuboTV’s corporate website. On June 28, 2021, fuboTV filed the Notice with the SEC and posted the Notice to the investor relations section of fuboTV’s corporate website. On July 28, 2021, the court entered an order dismissing with prejudice the derivative lawsuit filed by Robert Rosenfeld.

Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al. (Index No. 605474/20 Supreme Court of the State of New York.

On June 8, 2020, Andrew Kriss and Eric Lerner filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others. On November 12, 2020, plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud, and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company believes the claims are without merit and intends to vigorously defend this litigation and on January 19, 2021, the Company filed a motion to dismiss all claims asserted against it. That motion has been fully submitted and is pending resolution by the court. A court conference was held on November 15, 2021, and the court confirmed that the motion to dismiss was fully submitted.

