Form 10-Q
period 2022-03-31
fuboTV Inc. /FL
filed 2022-05-10
CIK 1484769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 185,081,994 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

fuboTV Inc.

i

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, expansion of our gaming business and other adjacent markets, and expansion internationally.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “Annual Report”).

ii

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

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

iii

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

iv

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

fuboTV Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$450,922	$374,294
Cash reserved for users	731	579
Accounts receivable, net	33,598	34,308
Prepaid and other current assets	35,344	19,324
Total current assets	520,595	428,505

Property and equipment, net	7,253	6,817
Restricted cash	5,112	5,112
Intangible assets, net	207,757	218,186
Goodwill	627,632	630,269
Right-of-use assets	41,010	37,755
Other non-current assets	46,401	43,134
Total assets	$1,455,760	$1,369,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,473	$56,460
Accrued expenses and other current liabilities	219,032	219,579
Notes payable	5,251	5,113
Deferred revenue	42,991	44,296
Warrant liabilities	-	3,548
Long-term borrowings - current portion	3,607	3,668
Current portion of lease liabilities	6,201	4,633
Total current liabilities	327,555	337,297

Convertible notes, net of discount	392,217	316,354
Deferred income taxes	2,028	2,431
Lease liabilities	37,151	34,129
Other long-term liabilities	8,562	8,686
Total liabilities	767,513	698,897

COMMITMENTS AND CONTINGENCIES (Note 14)

Redeemable non-controlling interest	1,725	-

Stockholders’ equity:
Common stock par value $0.0001: 400,000,000 shares authorized; 182,677,189 and 153,950,895 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18	16
Additional paid-in capital	1,837,195	1,691,206
Accumulated deficit	(1,137,335)	(1,009,293)
Non-controlling interest	(11,313)	(11,220)
Accumulated other comprehensive income (loss)	(2,043)	172
Total stockholders’ equity	686,522	670,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,455,760	$1,369,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Subscription	$219,168	$107,114
Advertising	23,152	12,606
Wagering	(301)	-
Total revenues	242,019	119,720
Operating expenses
Subscriber related expenses	245,661	113,307
Broadcasting and transmission	20,297	10,551
Sales and marketing	46,186	22,143
Technology and development	21,425	11,438
General and administrative	32,229	18,154
Depreciation and amortization	11,462	9,209
Total operating expenses	377,260	184,802
Operating loss	(135,241)	(65,082)

Other income (expense)
Interest expense and financing costs	(3,770)	(2,454)
Amortization of debt discount	(600)	(2,512)
Change in fair value of warrant liabilities	(1,701)	(585)
Other income (expense)	92	(18)
Total other expense	(5,979)	(5,569)
Loss before income taxes	(141,220)	(70,651)
Income tax benefit	403	465
Net loss	(140,817)	(70,186)
Less: Net loss attributable to non-controlling interest	93	76
Net loss attributable to common stockholders	$(140,724)	$(70,110)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,215)	-
Comprehensive loss	$(142,939)	$(70,110)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.89)	$(0.59)
Weighted average shares outstanding:
Basic and diluted	157,503,479	118,584,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Loss	Equity
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$(11,220)	$172	$670,881
Issuance of common stock/At-the-market offering, net of offering costs	27,443,580	2	203,794	-	-	-	203,796
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	-	-	(87,946)	12,682	-	-	(75,264)
Exercise of stock options	349,847	-	443	-	-	-	443
Exercise of common stock warrants	540,541	-	10,249	-	-	-	10,249
Delivery of common stock underlying restricted stock units	392,326	-	-	-	-	-	-
Stock-based compensation	-	-	19,449	-	-	-	19,449
Foreign currency translation adjustment	-	-	-	-	-	(2,215)	(2,215)
Net loss attributable to non-controlling interest	-	-	-	-	(93)	-	(93)
Net loss	-	-	-	(140,724)	-	-	(140,724)
Balance at March 31, 2022	182,677,189	$18	$1,837,195	$(1,137,335)	$(11,313)	$(2,043)	$686,522

					Additional					Total
	Preferred stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$-	$(626,456)	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	-	-	-	-	-
Exercise of common stock warrants	-	-	536,825	-	15,803	-	-	-	-	15,803
Recognition of debt discount on 2026 Convertible Notes	-	-	-	-	88,059	-	-	-	-	88,059
Exercise of stock options	-	-	1,082,964	-	776	-	-	-	-	776
Issuance of treasury stock in connection with acquisition	-	-	-	-	8,538	623,068	-	-	-	8,538
Stock based compensation	-	-	-	-	9,374	-	-	-	-	9,374
Other	-	-	-	-	(5)	-	-	-	-	(5)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	(76)	(76)
Net loss	-	-	-	-	-	-	-	(70,110)	-	(70,110)
Balance at March 31, 2021	-	$-	140,549,783	$14	$1,383,029	(176,932)	$-	$(696,566)	$(11,170)	$675,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(140,817)	$(70,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,462	9,209
Amortization of gaming licenses and market access fees	866	-
Stock-based compensation	19,449	9,374
Amortization of debt discount	600	2,512
Deferred income tax benefit	(403)	(465)
Change in fair value of warrant liabilities	1,701	585
Amortization of right-of-use assets	901	251
Accrued interest on notes payable	-	125
Other adjustments	(180)	(5)
Changes in operating assets and liabilities of business, net of acquisitions:
Cash reserved for users	(152)	-
Accounts receivable, net	687	(473)
Prepaid expenses and other assets	(16,177)	(2,419)
Accounts payable	(5,746)	(8,528)
Accrued expenses and other liabilities	1,987	3,625
Deferred revenue	(1,297)	2,771
Lease liabilities	434	(243)
Net cash used in operating activities	(126,685)	(53,867)

Cash flows from investing activities
Cash portion paid for acquisition	-	(1,740)
Purchases of property and equipment	(857)	(639)
Capitalization of internal use software	(1,026)	-
Purchase of intangible assets - gaming	(700)	-
Payments for market access and license fee deposits	(3,312)	-
Net cash used in investing activities	(5,895)	(2,379)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering, net of offering costs	203,765	-
Proceeds from convertible note, net of issuance costs	-	389,946
Proceeds from exercise of stock options	443	776
Proceeds from the exercise of common stock warrants	5,000	812
Repayments of notes payable and long-term borrowings	-	(6,574)
Net cash provided by financing activities	209,208	384,960

Net increase in cash, cash equivalents and restricted cash	76,628	328,714
Cash, cash equivalents and restricted cash at beginning of period	379,406	136,221
Cash, cash equivalents and restricted cash at end of period	$456,034	$464,935

Supplemental disclosure of cash flows information:
Interest paid	$6,647	$327
Non-cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$-	$406,665
Issuance of treasury stock in connection with acquisitions	$-	$8,538
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$75,264	$-
Cashless exercise of warrants	$5,249	$14,991
Accrued expenses - At-the-market offering	$19	$-

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

During the year ended December 31, 2021, the Company launched a business-to-consumer online sports wagering business (“Online Sportsbook”) in the states of Iowa and Arizona. The Company is planning to launch in additional states during 2022 and 2023. During the three months ended March 31, 2022, the Company paid $3.3 million for gaming licenses pursuant to market access agreements with third parties in various states (See Note 7).

Note 2 - Liquidity, Going Concern and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash and cash equivalents of $450.9 million, working capital of $193.0 million and an accumulated deficit of $1,137.3 million as of March 31, 2022. The Company incurred a net loss of $140.8 million for the three months ended March 31, 2022. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses.

As discussed further in Note 13, during the three months ended March 31, 2022, the Company received net proceeds of approximately $203.8 million (after deducting $4.2 million in commissions and expenses) from sales of 27,443,580 shares of its common stock, at a weighted average gross sales price of $7.58 per share pursuant to an At-The-Market Sales Agreement with its sales agents, Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., effective August 13, 2021 (the “Sales Agreement”).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has two operating segments as of March 31, 2022 and December 31, 2021, streaming and wagering.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Significant Accounting Policies

For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report. Except for the accounting for the 2026 Convertible Notes discussed in Note 10 and Licensed Content below, there were no significant changes to the Company’s accounting policies during the three months ended March 31, 2022.

Licensed Content

During the three months ended March 31, 2022, the Company entered into various license agreements to obtain rights to certain live sports events. Costs incurred in acquiring certain rights to live sporting events are accounted for in accordance with ASC 920, Entertainment—Broadcasters (“ASC 920”). Program rights, including advances, are capitalized and amortized on a straight-line basis over the shorter of the license period or estimated period of use which often corresponds with the live sports season. Program rights and the related liabilities are recorded at the gross amount of the liabilities when certain conditions are met, including when the license period begins, the cost of the program is known or reasonably determinable and the program is accepted and available for airing.

Cash flows for licensed content are presented within operating activities in the condensed consolidated statements of cash flows.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic loss per share:
Net loss	$(140,817)	$(70,186)
Less: net loss attributable to non-controlling interest	93	76
Net loss attributable to common stockholders	$(140,724)	$(70,110)

Shares used in computation:
Weighted-average common shares outstanding	157,503,479	118,584,166
Basic and diluted loss per share	$(0.89)	$(0.59)

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	As of March 31,
	2022	2021
Warrants to purchase common stock	3	1,822,271
Stock options	16,004,772	15,488,783
Unvested restricted stock units	5,877,591	1,131,543
Convertible notes variable settlement feature	6,966,078	6,966,078
Total	28,848,444	25,408,675

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by eliminating the requirement to separately account for an embedded conversion feature as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.

The Company adopted the ASU 2020-06 on January 1, 2022 using the modified retrospective method. Upon adoption at January 1, 2022, the Company made certain adjustments in its condensed consolidated balance sheets as related to the 2026 Convertible Notes (see Note 10) which consists of an increase of $75.3 million in Convertible notes, net of discount, a net decrease of $87.9 million in Additional paid-in capital and a net decrease of $12.6 million in Accumulated deficit. Additionally, from January 1, 2022, as related to the 2026 Convertible Notes (see Note 10) we will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity component.

After adoption, the Company accounts for the 2026 Convertible Notes as single liability measured at amortized cost. The Company did not elect the fair value option. The Company will apply the if converted methodology in computing diluted earnings per share if and when profitability is achieved.

The following table summarizes the adjustments made to the Company’s condensed consolidated balance sheet as of January 1, 2022 as a result of applying the modified retrospective method in adopting ASU 2020-06:

	As Reported December 31, 2021	ASU 2020-06 Adjustments	As Adjusted January 1, 2022
2026 Convertible Notes	$316,354	$75,264	$391,618
Additional paid-in capital	$1,691,206	$(87,946)	$1,603,260
Accumulated deficit	$(1,009,293)	$12,682	$(996,611)

Under the modified retrospective method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2022 in accordance with guidance under ASC 470-20, Debt: Debt with Conversion and Other Options (ASC 470-20). The adoption did not impact previously reported amounts in the Company’s condensed consolidated statements of operations, cash flows and the basic and diluted net loss per share amounts.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In March 2019, the FASB issued ASU 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film for a film in a film group and account for any changes prospectively. In addition, this guidance requires an entity to test for impairment a film or license agreement within the scope of ASC 920-350 at the film group level, when the film or license agreement is predominantly monetized with other films and/or licensed agreements. The Company adopted this ASU in January 2022, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company adopted this ASU in January 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Note 4 – Acquisitions

Molotov S.A.S

On December 6, 2021, the Company acquired approximately 98.5% of the equity interests in Molotov S.A.S (“Molotov”), a television streaming platform located in France, for €101.7 million or $115.0 million (“Molotov Acquisition”). The consideration paid in cash totaled €14.4 million or $16.3 million, and the issuance of 5.7 million shares of the Company’s common stock with a fair value of approximately $98.8 million. Molotov is included in the streaming segment.

The Molotov Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition.

During the three months ended March 31, 2022, the Company continued finalizing its purchase price allocation of the assets acquired and liabilities assumed in the December 6, 2021 acquisition of Molotov based on new information obtained about facts and circumstances that existed as of the acquisition date. During the three months ended March 31, 2022, the Company recorded preliminary measurement period adjustments to its acquisition date goodwill to record the non-controlling interest of $1.8 million for the remaining 1.5% of Molotov’s equity interest and adjustments to right of use assets, lease liabilities, accounts payable, and accrued expenses based on additional information obtained about conditions that existed as of the acquisition date. The Company expects to finalize the purchase price allocation of these assets and liabilities, and consideration transferred, as soon as practicable. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands):

Assets acquired:
Cash	$818
Accounts receivable, net	1,752
Prepaid and other current assets	6,273
Property and equipment, net	738
Other non-current assets	2,643
Intangible assets	18,429
Goodwill	127,971
Right-of-use assets	4,566
Total assets acquired	$163,190

Liabilities assumed:
Accounts payable	$15,724
Accrued expenses and other current liabilities	21,628
Deferred revenue	812
Long-term borrowings - current portion	3,662
Lease liabilities	4,566
Total liabilities assumed	$46,392

Redeemable non-controlling interest	1,752
Net assets acquired	$115,046

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Note 5 - Revenue from Contracts with Customers

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscriptions	$219,168	$107,114
Advertising	23,152	12,606
Wagering	(301)	-
Total revenue	$242,019	$119,720

The following tables summarize subscription revenue and advertising revenue by region for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
United States and Canada	236,774	119,617
Rest of world	5,546	103
Total subscription and advertising revenue	242,320	119,720

Contract balances

There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of March 31, 2022 and December 31, 2021, the Company’s contract liabilities totaled $43.0 million and $44.3 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

Note 6 - Property and equipment, net

Property and equipment, net, is comprised of the following (in thousands):

	Useful Lives (Years)	March 31, 2022	December 31, 2021
Buildings	20	$732	$732
Furniture and fixtures	5	385	361
Computer equipment	3-5	3,890	3,856
Leasehold improvements	Term of lease	5,146	4,495
		10,153	9,444
Less: Accumulated depreciation		(2,900)	(2,627)
Total property and equipment, net		$7,253	$6,817

Depreciation expense totaled $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 7 - Intangible Assets and Goodwill

Intangible Assets

The table below summarizes the Company’s intangible assets at March 31, 2022 and December 31, 2021 (in thousands):

	Useful	Weighted Average Remaining	March 31, 2022
	Lives (Years)	Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.7	$32,810	$(25,200)	$7,610
Tradenames	2 - 9	7.0	38,865	(8,600)	30,265
Software and technology	3 - 9	6.6	196,736	(41,363)	155,373
Gaming licenses and market access fees	2 - 5	4.3	15,701	(1,192)	14,509
Total			$284,112	$(76,355)	$207,757

	Useful	Weighted Average Remaining	December 31, 2021
	Lives (Years)	Life (Years)	Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	2.2	$32,965	$(21,105)	$11,860
Tradenames	2-9	7.2	38,876	(7,455)	31,421
Software and technology	3-9	8.7	195,852	(35,572)	160,280
Gaming licenses and market access fees	2-5	4.8	14,951	(326)	14,625
Total			$282,644	$(64,458)	$218,186

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense of $12.1 million and $9.1 million for the three months ended March 31, 2022 and 2021.

The estimated future amortization expense associated with intangible assets (excluding gaming licenses and market access fees) is as follows (in thousands):

Future Amortization
Year ended December 31, 2022 (Nine months remaining)	27,468
Year ended December 31 2023	35,496
Year ended December 31 2024	30,502
Year ended December 31 2025	28,969
Year ended December 31 2026	28,651
Thereafter	56,671
Total	$207,757

Prepaid Market Access Agreements

During the three months ended March 31, 2022, the Company paid $3.3 million for gaming licenses pursuant to market access agreements in states where the market access is pending regulatory approval as of March 31, 2022. The $3.3 million is included in other non-current assets on the accompanying consolidated balance sheet as of March 31, 2022.

Goodwill

The following table is a summary of the changes to goodwill for the three months ended March 31, 2022 (in thousands):

Balance - December 31, 2021	$630,269
Molotov purchase accounting adjustment	(497)
Foreign currency translation adjustment	(2,140)
Balance - March 31, 2022	$627,632

Goodwill includes an accumulated impairment charge of $148.1 million related to the historical Facebank reporting unit.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Accounts Payable, Accrued Expenses and Other Long-Term Liabilities

Accounts payable, accrued expenses and other long-term liabilities are presented below (in thousands):

	March 31, 2022	December 31, 2021
Affiliate fees	$171,915	$177,692
Broadcasting and transmission	17,128	15,179
Selling and marketing	14,574	17,750
Accrued compensation	9,027	12,107
Payroll taxes	1,313	-
Legal and professional fees	6,597	7,316
Sales Tax	30,007	27,316
Deferred royalty	10,842	10,510
Accrued interest	1,736	5,057
Subscriber related	3,672	3,601
Other	11,256	8,197
Total	$278,067	$284,725

Note 9 - Income Taxes

The Company recorded income tax benefits primarily associated with the net reduction of the valuation allowance recorded against deferred tax assets of $0.4 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At March 31, 2022 and December 31, 2021, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the net deferred tax assets have been partially offset by a valuation allowance.

Note 10 - Notes Payable, Long-Term Borrowing, and Convertible Notes

Notes payable, long-term borrowing, and convertible notes as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	March 31 2022
2026 Convertible Notes	3.25%	$402,500	$-	$(10,283)	$392,217
Note payable	10.0%	2,700	2,515	-	5,215
Bpi France	2.25%	2,382	-	-	2,382
Société Générale	0.25%	1,225	-	-	1,225
Other	4.0%	30	6	-	36
		$408,837	$2,521	$(10,283)	$401,075

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2021
2026 Convertible Notes	3.25%	$402,500	$-	$(86,146)	$316,354
Note payable	10.0%	2,700	2,377	-	5,077
BPi France	2.25%	2,422	-	-	2,422
Société Générale	0.25%	1,246	-	-	1,246
Other	4.0%	30	6	-	36
		$408,898	$2,383	$(86,146)	$325,135

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

Previously, the Company accounted for the 2026 Convertible Notes using a cash conversion model. In accordance with ASC 470-20, the Company used an effective interest rate of 8.67% to estimate the fair value of the debt instrument, excluding the equity conversion feature, and recognized a debt discount of $90.9 million (representing the difference between the fair value and the net proceeds) with a corresponding increase to additional paid in capital. The underwriting discount and offering expenses totaling $13.1 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $3.0 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $10.1 million were recorded on the issuance date and are reflected in the condensed consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs were being amortized through February 15, 2026, as amortization of debt discount on the accompanying condensed consolidated statement of operations and comprehensive loss.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As discussed in Note 3, the Company adopted ASU 2020-06 and the portion of the debt discount allocated to equity was reclassified to long-term debt. The remaining unamortized debt issuance costs will be amortized as non-cash interest expenses through the scheduled maturity of the 2026 Convertible Notes.

During the three months ended March 31, 2022, the Company paid $6.5 million of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million included in amortization of debt discount in the condensed consolidated statements of operations. The fair value (Level 2) of the 2026 Convertible Notes was $271.1 million.

Note payable

The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.5 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The Company is in negotiation with such holders to resolve the matter. The outstanding balance as of March 31, 2022, including interest and penalties, is $5.2 million and is included in notes payable on the accompanying condensed consolidated balance sheet.

Other

The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4% per annum. As of March 31, 2022, the principal balance and accrued interest totaled approximately $36,000.

The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates between 0.25% - 2.25% per annum. As of March 31, 2022, the principal balance and accrued interest totaled approximately $3.6 million.

Note 11 - Segments

Prior to the third quarter of 2021, the Company operated its business and reported its results through a single reportable segment. As a result of the launch of the Company’s wagering business, the Company began to operate its business and report its results through two operating and reportable segments: streaming and wagering.

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

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables set forth our financial performance by reportable segment for the three months ended March 31, 2022. Comparable information is not presented because the wagering business had not commenced operations during the three months ended March 31, 2021.

	Streaming	Wagering	Total
Revenue	$242,320	$(301)	$242,019
Adjusted operating expenses
Subscriber related expenses	245,621	-	245,621
Broadcasting and transmission	20,297	-	20,297
Sales and marketing	33,818	3,488	37,306
Technology and development	16,266	2,474	18,740
General administrative	20,492	3,893	24,385
Depreciation and amortization	11,356	106	11,462
Total adjusted operating expenses	$347,850	$9,961	$357,811

Stock-based compensation			$19,449
Other expense			5,979
Loss before income taxes	$(105,530)	$(10,262)	$(141,220)

Total Assets	$1,379,311	$76,449	$1,455,760

Total Goodwill	$616,950	$10,682	$627,632

The following tables set forth our financial performance by geographical location:

	Total Revenue	Total Assets
United States	235,636	1,296,463
Rest of world	6,383	159,297
Total	242,019	1,455,760

Note 12 - Fair Value Measurements

Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations.

As of March 31, 2022, there were no warrant liabilities outstanding.

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the three months ended March 31, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2021	$3,548
Change in fair value	1,701
Redemption	(5,249)
Fair value at March 31, 2022	$-

Note 13 - Stockholders’ Equity

At-the-Market Sales Agreement

On August 13, 2021, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents (each, a “manager” and together, the “managers”), under which the Company may, from time to time, sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $500.0 million through the managers (the “Offering”).

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the managers may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the Sales Agreement, each manager will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Company will pay the managers a commission for their services in acting as agents in the sale of common stock at a commission rate of up to 3% of the gross sales price of the shares of the Company’s common stock sold through them pursuant to the Sales Agreement. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of the shares under the Sales Agreement. The Offering of shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

During the three months ended March 31, 2022, the Company received net proceeds of approximately $203.8 million (after deducting $4.2 million in commissions and expenses) from sales of 27,443,580 shares of its common stock, at a weighted average gross sales price of $7.58 per share pursuant to the Sales Agreement.

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2022, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	565,544	$9.96	$3,546	0.1
Exercised	(540,541)	$9.25
Expired	(25,000)	$9.25
Outstanding and exercisable as of March 31, 2022	3	$24,000.00	$-	-

Stock-based compensation

During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense as follows:

	For the Three Months Ended March 31,
	2022	2021
Subscriber related	$40	$14
Sales and marketing	8,880	713
Technology and development	2,684	2,070
General and administrative	7,845	6,577
	$19,449	$9,374

Options

The Company provides option grants to employees, directors, and consultants under the fuboTV Inc. Equity 2020 Equity Incentive Plan, as amended (the “2020 Plan”). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly-traded set of peer companies with consideration of the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of stock option activity for the three months ended March 31, 2022, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding as of December 31, 2021	11,454,890	$6.40	$70,231	7.4
Exercised	(349,847)	$1.27
Forfeited or expired	(373,568)	$10.27
Outstanding as of March 31, 2022	10,731,475	$6.44	$20,097	6.8

Options vested and exercisable as of March 31, 2022	7,066,665	$5.17	$18,857	6.1

There were no options granted during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company granted options to purchase 62,599 options shares of common stock with an aggregate fair value of $1.3 million. The following was used in determining the fair value of stock options granted during the three months ended March 31, 2021:

March 31, 2021
Dividend yield	0%
Expected price volatility	44.85%
Risk free interest rate	0.73%
Expected term (years)	6.1

As of March 31, 2022, the estimated value of unrecognized stock-based compensation expense related to unvested options was $18.0 million to be recognized over a period of 2.0 years.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Market and Service Condition Based Stock Options

A summary of activity under the Plan for market and service-based stock options for the three months ended March 31, 2022 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	4,453,297	$12.75	$17,933	5.7
Outstanding as of March 31, 2022	4,453,297	$12.75	$-	5.4

Options vested and exercisable as of March 31, 2022	3,078,297	$9.69	$-	5.1

There were no market and service-based options granted during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there was $9.1 million of unrecognized stock-based compensation expense for market and service-based stock options.

Performance-Based Stock Options

On October 8, 2020, the Company awarded the CEO an option which vests based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, an increase in the number of subscribers, the launch of new markets and, commencing in 2023, creation of new revenue streams. The Board will review attainment of such goals annually from 2021 through 2025 warranted on a given “Determination Date” (subsequent to the Company’s calendar year end) to determine if any vesting is warranted. The Board may determine vesting at, above, or below 20% of the shares subject to the performance option on a given Determination Date. All shares may be eligible for vesting until the Determination Date following the 2025 calendar year. Any such vesting is subject to the CEO’s continuation in service with the Company through the applicable Determination Date. Because the number of shares to be earned on each Determination Date is subject to the discretion of the Board, the compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. During the three months ended March 31, 2022, the Board determined that the option would vest with respect to 820,000 shares. Upon each subsequent Determination Date in 2023, 2024, 2025, and 2026 stock-based compensation expense will be remeasured and adjusted to reflect the grant date fair value.

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Modification of Options

During the three months ended March 31, 2022, the Board approved the acceleration of vesting and extended the post-termination exercisability of certain employee stock options. The Company reported $2.1 million of expense during the first quarter of 2022 as a result of the accelerated vesting of stock options.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock unit activity during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	2,785,800	$25.74
Granted	1,668,269	$7.40
Vested	(112,326)	$27.72
Forfeited	(84,152)	$22.15
Unvested at March 31, 2022	4,257,591	$18.56

As of March 31, 2022, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $69.7 million, had an aggregate intrinsic value of $28.0 million, and a weighted average remaining contractual term of 3.5 years. For the quarter ended March 31, 2021, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $34.7 million, and had an aggregate intrinsic value of $25.0 million and a weighted average remaining contractual term of 3.7 years.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based restricted stock unit activity during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,900,000	$33.87
Vested	(280,000)	$33.87
Unvested at March 31, 2022	1,620,000	$33.87

On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to an employee of the Company. The PRSUs will vest over a period of 5-calendar years through 2025, subject to the achievement of certain established performance metrics including revenue targets, subscriber targets, and the launching of new markets (and, with respect to 2023, the creation of one or more new revenue streams). The determination of the actual number of PRSUs that will vest each year during the five-year performance period will be determined upon the achievement of the pre-determined performance targets. Any such vesting is subject to the employee’s continuation in service with the Company through the applicable vesting date. At each reporting period, the Company will make a determination of the most likely outcome for achievement of each performance metric. This may result in a cumulative catch-up as the Company assessments are evaluated. The fair value of the PRSUs is measured based on their grant date fair value which totaled $64.4 million.

During the three months ended March 31, 2022, the Company issued 280,000 shares of its common stock in connection with the vesting of PRSUs.

Note 14 - Commitments and Contingencies

Leases

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating leases
Operating lease cost	$1,680	$312
Variable lease cost	50	-
Operating lease expense	1,730	312
Short-term lease rent expense	46	-
Total rent expense	$1,776	$312

Supplemental cash flow information related to leases were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Operating cash flows from operating leases	$347	$305
Right of use assets exchanged for operating lease liabilities	$4,498	$-
Weighted average remaining lease term - operating leases	11.3	6.2
Weighted average remaining discount rate - operating leases	7.3%	5.4%

Maturities of the Company’s operating leases, are as follows (amounts in thousands):

Year Ended December 31, 2022 (nine months remaining)	$2,087
Year Ended December 31, 2023	5,822
Year Ended December 31, 2024	6,952
Year Ended December 31, 2025	6,634
Year Ended December 31, 2026	5,963
Thereafter	40,980
Total	68,438
Less present value discount	(25,086)
Operating lease liabilities	$43,352

Other Contractual Obligations

The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):

Market Access Agreements

Year Ended December 31, 2022	$2,666
Year Ended December 31, 2023	2,500
Year Ended December 31, 2024	2,500
Year Ended December 31, 2025	2,500
Year Ended December 31, 2026	2,375
Sub-total	12,541
Less present value discount	(1,699)
Total	$10,842

fuboTV Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Annual Sponsorship Agreements

Year Ended December 31, 2022	$5,737
Year Ended December 31, 2023	7,131
Year Ended December 31, 2024	6,830
Year Ended December 31, 2025	7,010
Year Ended December 31, 2026	3,325
Thereafter	19,675
Total	$49,708

Sports Rights Agreements

The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.

Future payments under these agreements are as follows:

Year Ended December 31, 2022	$1,250
Year Ended December 31, 2023	20,748
Year Ended December 31, 2024	13,748
Year Ended December 31, 2025	13,748
Year Ended December 31, 2026	13,748
Thereafter	18,330
Total	$81,572

During the three months ended March 31, 2022, the Company made upfront payments totaling approximately $18.3 million, which are recorded in prepaid and other current assets on the condensed consolidated balance sheet.

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

On April 21, 2021, Derivative Defendants filed a Motion to Dismiss the Original Complaint. In light of the arguments made in Derivative Defendants’ Motion, Plaintiff filed his Amended Verified Shareholder Derivative Complaint on May 12, 2021. Derivative Defendants filed a Motion to Dismiss the Amended Complaint on June 2, 2021. On June 23, 2021, after thoroughly considering Derivative Defendants’ arguments in their Motion, Plaintiff concluded that Derivative Defendants’ arguments were well founded and he jointly, with Derivative Defendants, asked the Court to voluntarily dismiss the derivative action with prejudice, following a proposed Notice of the dismissal to current shareholders. On June 25, 2021, the court entered an order approving the form of the proposed Notice of dismissal to current shareholders and ordering fuboTV to file the Notice with the Securities and Exchange Commission (the “SEC”) and post the Notice to the investor relations section of fuboTV’s corporate website. On June 28, 2021, fuboTV filed the Notice with the SEC and posted the Notice to the investor relations section of fuboTV’s corporate website. On July 28, 2021, the court entered an order dismissing with prejudice the derivative lawsuit filed by Robert Rosenfeld.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

COVID-19 Update

The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout 2021 and into the first quarter of 2022. In response to the COVID-19 pandemic, we took a number of precautionary measures to protect the health and safety of our employees, including by transitioning our workforce to remote working as we temporarily closed our offices beginning in March 2020. We have subsequently reopened our offices on an optional basis, however, most of our employees continue to work remotely, and, in the long term, we expect some personnel to continue to do so on a regular basis.

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

During 2021, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2021 and in the first quarter of 2022 we experienced an increase in TV streaming and our overall business was largely unaffected by the COVID-19 pandemic there can be no assurance that these positive trends will continue during the remainder of 2022 and beyond.

Nature of Business

We are a leading live TV streaming platform for sports, news, and entertainment. Our revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States, though we have started to expand into international markets, with operations in Canada, Spain and France.

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

We launched a business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in the states of Iowa and Arizona in the fourth quarter of 2021. We are planning to launch in additional states during 2022, subject to obtaining requisite regulatory approvals. During the three months ended March 31, 2022, we entered into market access agreements with third parties in various states and paid $3.3 million under those market access agreements. See Note 7 in the accompanying unaudited condensed consolidated financial statements.

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

Segments

Prior to the third quarter of 2021, we operated our business and reported our results through a single reportable segment. As a result of the launch of our wagering business, we began to operate our business and report our results through two operating and reportable segments: streaming and wagering. These segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the Chief Operating Decision Maker (“CODM”). Revenue and adjusted operating expenses are the metrics reported to the Company’s CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Adjusted operating expenses is calculated as operating expenses, excluding stock-based compensation expense.

Components of Results of Operations

Revenues

Subscription

Subscription revenue consists primarily of subscription plans sold through the Company’s website and third-party app stores.

Advertising

Advertising revenue consists primarily of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.

Wagering

Wagering revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users.

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

Other income (expense)

Other income (expense) primarily consists of the change in fair value of financial instruments, interest expense and financing costs on our outstanding borrowings and amortization of debt discount.

Income tax benefit

The income tax benefit is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.

Results of Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenues
Subscriptions	$219,168	$107,114
Advertising	23,152	12,606
Wagering	(301)	-
Total revenues	242,019	119,720
Operating expenses
Subscriber related expenses	245,661	113,307
Broadcasting and transmission	20,297	10,551
Sales and marketing	46,186	22,143
Technology and development	21,425	11,438
General and administrative	32,229	18,154
Depreciation and amortization	11,462	9,209
Total operating expenses	377,260	184,802
Operating loss	(135,241)	(65,082)

Other income (expense)
Interest expense and financing costs	(3,770)	(2,454)
Amortization of debt discount	(600)	(2,512)
Change in fair value of warrant liabilities	(1,701)	(585)
Other income	92	(18)
Total other expense	(5,979)	(5,569)
Loss before income taxes	(141,220)	(70,651)
Income tax benefit	403	465
Net loss	$(140,817)	$(70,186)

Revenue, net

During the three months ended March 31, 2022, we recognized revenues of $242.0 million, primarily consisting of $219.2 million of subscription revenue, $23.2 million of advertising revenue and negative $0.3 million of wagering revenue.

During the three months ended March 31, 2021, we recognized revenues of $119.7 million, primarily related to $107.1 million of subscription revenue and $12.6 million of advertising revenue.

The increase of $122.3 million was primarily due to higher subscription revenue due to increases in our subscriber base and an increase in advertising revenue resulting from an increase in the number of impressions sold.

Subscriber related expenses

During the three months ended March 31, 2022, we recognized subscriber related expenses of $245.7 million compared to $113.3 million during the three months ended March 31, 2021. The increase of $132.4 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers.

Broadcasting and transmission

During the three months ended March 31, 2022, we recognized broadcasting and transmission expenses of $20.3 million compared to $10.6 million during the three months ended March 31, 2021. The increase of $9.7 million was primarily due to higher linear feeds due to additional channel launches.

Sales and marketing

During the three months ended March 31, 2022, we recognized sales and marketing expenses of $46.2 million compared to $22.1 million during the three months ended March 31, 2021. The increase of $24.0 million was primarily due to an $8.2 million increase in stock-based compensation and $15.8 million increase in marketing expenses incurred to acquire new customers to our streaming platform.

Technology and development

During the three months ended March 31, 2022, we recognized technology and development expenses of $21.4 million compared to $11.4 million during the three months ended March 31, 2021. The increase of $10.0 million was primarily due to a $4.9 million increase in payroll expense due to staff additions in the streaming segment and the acquisition of Edisn Inc. (“Edisn”) in the fourth quarter of 2021, a full quarter of expenses in the wagering segment of $2.4 million, an increase in software expenses of $0.7 million and an increase of $0.6 million of stock-based compensation.

General and Administrative

During the three months ended March 31, 2022, general and administrative expenses totaled $32.2 million compared to $18.2 million for the three months ended March 31, 2021. The increase of $14.0 million was primarily due to a full quarter of expenses in the wagering segment of $3.3 million, a $2.1 million increase in payroll expense due to staff additions in the streaming segment, $5.6 million of expenses due to the acquisition of Molotov S.A.S (“Molotov”) in the fourth quarter of 2021, $1.8 million increase in sales tax accrual and $1.3 million increase in stock-based compensation.

Depreciation and amortization

During the three months ended March 31, 2022, we recognized depreciation and amortization expenses of $11.5 million compared to $9.2 million during the three months ended March 31, 2021. The increase of $2.3 million was primarily due to the acquisition of Molotov in the fourth quarter of 2021.

Other Expense

During the three months ended March 31, 2022, we recognized $6.0 million of other expense (net), compared to $5.6 million of other expense during the three months ended March 31, 2021. The increase of $0.4 million was primarily due to $1.1 million increase in the change in fair value of warrant liabilities, a $1.3 million increase in interest expense, partially offset by a reduction of $1.9 million in amortization of debt discount.

Income tax benefit

During the three months ended March 31, 2022, we recognized an income tax benefit of $0.4 million compared to $0.5 million during the three months ended March 31, 2021. The decrease of $0.1 million was primarily due to a decline in our ability to recognize tax benefits related to our losses.

Key Metrics & Non-GAAP Measures

Certain measures used in this Quarterly Report, including Average Revenue Per User (“ARPU”), Average Cost Per User (“ACPU”) and Adjusted Contribution Margin (“ACM”) for United States and Canada (“North America”) are non-GAAP financial measures. We believe ARPU, ACPU and ACM are useful financial measures for investors as they are supplemental measures used by management in evaluating our core operating performance. Our non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, these non-GAAP financial measures are not a substitute for GAAP revenue. Second, these non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently.

North America Paid Subscribers

We believe the number of paid subscribers is a relevant measure to gauge the size of our user base. Paid subscribers are total subscribers that have completed registration with fuboTV, have activated a payment method (only reflects one paying user per plan), from which fuboTV has collected payment in the month ending the relevant period. Users who are on a free (trial) period are not included in this metric. We had 1.1 million and 0.6 million paid subscribers in North America as of March 31, 2022 and 2021, respectively.

Non-GAAP North America Monthly Average Revenue Per User

We believe Non-GAAP North America Monthly ARPU is a relevant measure to gauge the revenue received per subscriber on a monthly basis. ARPU is defined as total subscriber revenue collected in the period, also known as Platform Bookings (subscriber and advertising revenues excluding other revenues) divided by the average daily paid subscribers in such period divided by the number of months in the period. Our North America ARPU was $71.03 and $69.88 for the three months ended March 31, 2022 and 2021, respectively.

Non-GAAP North America Monthly Average Cost Per User

We believe Non-GAAP North America Monthly ACPU is a relevant measure to gauge our variable expenses per subscriber. ACPU reflects Variable COGS per user, defined as subscriber related expenses less minimum guarantees expensed, payment processing for deferred revenue, In App Billing fees for deferred revenue and other subscriber related expenses in a given period, divided by the average daily subscribers in the period, divided by the number of months in the period. Our North America ACPU was $71.57 and $66.24 for the three months ended March 31, 2022 and 2021, respectively.

Non-GAAP North America Adjusted Contribution Margin

We believe Non-GAAP North America ACM is a relevant metric to gauge our per-subscriber profitability. ACM is calculated by subtracting ACPU from ARPU and dividing the result by ARPU. Our ACM was (0.8)% and 5.2% for the three months ended March 31, 2022 and 2021, respectively.

Reconciliation of Certain GAAP to Non-GAAP Metrics for North America

Reconciliation of Revenue to Non-GAAP North America Platform Bookings and Reconciliation of Subscriber Related Expenses to Non-GAAP North America Variable COGS and Non-GAAP North America Adjusted Contribution Margin (in thousands except average subscriber and average per user amounts):

	March 31, 2022	March 31, 2021
	As-Reported	As-Reported
Revenue (GAAP)	$242,019	$119,720
Add (Subtract):
Rest of world revenue	(5,545)	(103)
Wagering	301
Prior period subscriber deferred revenue	(43,734)	(17,345)
Current period subscriber deferred revenue	42,414	20,118
Non-GAAP North America Platform Bookings	$235,455	122,390
Divide:
Average Subscribers	1,104,999	583,780
Months in Period	3	3
Non-GAAP North America Monthly Average Revenue per User (Monthly ARPU)	$71.03	$69.88

Subscriber Related Expenses (GAAP)	245,661	113,307
Add (Subtract):
Payment Processing for Deferred Revenue (current period)	(302)	(64)
In-App Billing Fees for Deferred Revenue (current period)	(244)	6
(Minimum Guarantees) and Content Credits	(4,199)	4,438
Payment Processing for Deferred Revenue (prior period)	36	53
In-App Billing Fees for Deferred Revenue (prior period)	3	13
Other Subscriber Related Expenses	(3,699)	(1,738)
Non-GAAP North America COGS	237,256	116,015
Divide:
Average Subscribers	1,104,999	583,780
Months in Period	3	3
Non-GAAP North America Monthly Average Cost per User (Monthly ACPU)	$71.57	$66.24

Non-GAAP North America Monthly Average Revenue per User (Monthly ARPU)	$71.03	$69.88
Subtract:
Non-GAAP North America Monthly Average Cost per User (Monthly ACPU)	$71.57	$66.24
Divide:
Non-GAAP North America Monthly Average Revenue per User (Monthly ARPU)	$71.03	$69.88
Non-GAAP North America Adjusted Contribution Margin	-0.8%	5.2%

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 14 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations, including lease obligations, market access agreements and sponsorship agreements.

Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees, operating expenses, including payroll-related, marketing, technology and professional fees, and expenses related to the launch and operations of our wagering business. We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. During the three months ended March 31, 2022, we sold 27,443,580 shares of our common stock in at-the-market offerings pursuant to our shelf registration statement, resulting in net proceeds of approximately $203.8 million, after deducting agent commissions and issuance costs. As of March 31, 2022, we had cash and cash equivalents of $450.9 million.

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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash (used in) operating activities	$(126,685)	$(53,867)
Net cash (used in) investing activities	(5,895)	(2,379)
Net cash provided by financing activities	209,208	384,960
Net increase in cash and cash equivalents	$76,628	$328,714

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $126.7 million, which primarily consisted of our net loss of $140.8 million, adjusted for non-cash movements of $34.4 million. The non-cash movements primarily include $11.5 million of depreciation and amortization primarily related to intangible assets, $19.4 million of stock-based compensation, $1.7 million change in fair value of warrant liabilities, $0.9 million of amortization of gaming licenses and market access fees, and $0.9 million of amortization of right of use assets. Change in operating assets and liabilities resulted in cash outflows of approximately $20.3 million primarily due to an increase in prepaid expenses and other current and long-term assets of $15.5 million offset by a net increase in accounts payable and accrued expenses and other current and long-term liabilities of $3.8 million and decrease in deferred revenue of $1.3 million.

For the three months ended March 31, 2021, net cash used in operating activities was $53.9 million, which primarily consisted of our net loss of $70.2 million, adjusted for non-cash movements of $21.6 million. The non-cash movements included $9.2 million of depreciation and amortization expenses primarily related to intangible assets, $9.4 million of stock-based compensation, $2.5 million of amortization of debt discount and $0.6 million of change in fair value warrant liabilities partially offset by $0.5 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $5.3 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $2.9 million, a net decrease in accounts payable, accrued expenses and other current and long-term liabilities of $5.1 million due to timing of payments and an increase in deferred revenue of $2.8 million.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $5.9 million, which primarily consisted of payments for market access and license fees of $4.0 million, capitalization of internally generated software of $1.0 million and $0.9 million of capital expenditures.

For the three months ended March 31, 2021, net cash used in investing activities was $2.4 million, which primarily consisted of a $1.7 million for merger and acquisition activity and $0.6 million of capital expenditures.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $209.2 million. The net cash provided is primarily related to $203.8 million of net proceeds received from the “at-the market” offering and $5.4 million of proceeds received from the exercise of stock options and warrants.

For the three months ended March 31, 2021, net cash provided by financing activities was $385.0 million. The net cash provided is primarily related to $389.9 million of proceeds received from the issuance of senior convertible notes, and $5.4 million of proceeds received from the exercise of stock options and warrants.

Critical Accounting Policies and Estimates

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

Recently Issued Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates and foreign currency The following discussion provides additional information regarding these risks.

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $450.9 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of March 31, 2022, we had $411.4 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $8.9 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk

Revenues denominated in currencies other than the U.S. dollar account for approximately 2% of the consolidated amount for the three months ended March 31, 2022. We therefore have foreign currency risk with the euro, however, as of March 31, 2022, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not materially affect our revenue and operating income.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART – II - OTHER INFORMATION

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

On February 17, 2021, putative shareholders Wafa Said-Ibrahim and Adhid Ibrahim filed a class action lawsuit against the Company, co-founder and CEO David Gandler, Executive Chairman Edgar M. Bronfman Jr., and former CFO Simone Nardi (collectively, the “Class Action Defendants”). Plaintiffs allege that Class Action Defendants violated federal securities laws by disseminating false and misleading statements regarding the Company’s financial health and operating condition, including the Company’s ability to grow subscription levels, prospects, future profitability, seasonality factors, cost escalations, ability to generate advertising revenue, valuation, and entering the online sports wagering market. The Plaintiffs allege that Class Action Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, and seek damages and other relief.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred losses since inception. Our net loss for the three months ended March 31, 2022 was $140.8 million. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

As of March 31, 2022, we had $411.4 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $8.9 million.

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

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising.

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

We regularly review key metrics related to the operation of our business, including, but not limited to average revenue per user, and number of subscribers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our subscriber base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of subscribers were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of subscribers to satisfy our growth strategies.

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

In addition, from time to time, we release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed, and could differ materially from, any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.

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

Companies such as AT&T, Comcast, Cablevision, Cox and Altice, along with virtual multichannel video programming distributors, such as YouTube TV, Hulu Live and Sling TV offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Cablevision, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.

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

Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers have showed growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our customers no longer stream TV or significantly reduce the amount of TV they stream either as a result of the end of the COVID-19 pandemic or for other reasons. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

As a result, we plan to seek shareholder approval at our 2022 annual meeting of shareholders to adopt an amendment to our articles of incorporation to facilitate compliance with applicable gaming regulations and to otherwise operate in a manner consistent with best industry practices. This amendment, if approved, would provide us with the right, subject to certain conditions set forth in the proposed amendment to our articles of incorporation, to redeem shares held by an unsuitable person (a “Disqualified Holder”). If the proposed amendment is approved, any redemption would be made at the per share purchase price equal to the average closing sale price of the shares as reported during the 30 trading days prior to the date upon which the company informs the shareholder of his, her or its status as a Disqualified Holder or, if the shares are not publicly traded at that time, the fair value of the shares as determined by the Board in accordance with the provisions of the proposed amendment. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition.

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

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate Furthermore, governmental agencies in domestic and international jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development, have recently focused on issues related to the taxation of multinational corporations (such as “base erosion and profit shifting”) and proposed potential changes to existing legislation (such as the imposition of minimum taxes). We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

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

We have determined that there have been defects with respect to certain historical corporate transactions relating to FaceBank Group, Inc., including transactions that were not or may not have been properly approved by our board of directors, transactions that may have breached our organizational documents, or transactions that may not have been adequately documented.

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

Outside of the United States, we operate in Canada, Spain, and, through our acquisition of Molotov, France. We also have offices and employees based in India through our acquisition of Edisn Inc. in December 2021. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our platform.

Operating in international markets requires significant resources and management attention and subjects us to economic, political, regulatory and other risks that may be different from or incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	differing legal and regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;

●	slower adoption and acceptance of streaming services in other countries;

●	the need to adapt our content and user interfaces for specific cultural and language differences, including delivering support and training documentation in languages other than English;

●	our ability to deliver or provide access to popular streaming channels or content to users in certain international markets;

●	different or unique competitive pressures as a result of, among other things, the presence of local consumer electronics companies and the greater availability of free content on over-the-air channels in certain countries, such as France;

●	challenges inherent in efficiently staffing and managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits, and compliance programs;

●	political or social unrest, including the ongoing war between Russia and Ukraine, and economic instability;

●	compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	compliance with various privacy, data transfer, data protection, accessibility, consumer protection and child protection laws in the European Union and other international markets that we operate in;

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including local ownership requirements for streaming content providers and laws and regulations relating to privacy, data protection and information security, and the risks and costs of non-compliance with such laws, regulations and customs;

●	regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

●	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

●	differing legal and court systems, including limited or unfavorable intellectual property protection;

●	fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems;

●	working capital constraints; and

●	new and different sources of competition.

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

From time to time, we acquire or invest in businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The risks associated with such acquisitions or investments include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Vigtory, Inc. in February 2021 and Edisn Inc. and Molotov in December 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Acquisitions in international markets, including Edisn Inc. and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.

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

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update (“ASU”) 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 no longer allows the use of the treasury stock method for convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. The Company adopted the ASU on January 1, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed /Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	3/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	8/5/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	8/5/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	3/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	1/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	6/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	6/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	7/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	3/6/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/5/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	8/6/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	9/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	3/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	3/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	7/6/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	7/6/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	7/6/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	7/6/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	7/6/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	7/6/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	8/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020

Exhibit		Incorporated by Reference				Filed /Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	3/2/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	3/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	7/6/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	2/2/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	2/2/2021
10.1	Amended and Restated Transition Agreement, dated as of December 31, 2021, between fuboTV Inc. and Simone Nardi, as further amended on February 7, 2022	10-K	001-39590	10.13	3/1/22
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: May 9, 2022	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: May 9, 2022	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

