Form 10-Q
period 2022-06-30
fuboTV Inc. /FL
filed 2022-08-08
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 185,295,945 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

fuboTV Inc.
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “fuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, and strategies with respect to subscriber acquisition, our gaming business and other adjacent markets, and our international operations.
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

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:
•Our actual operating results may differ significantly from our guidance.
•We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.
•We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
•Our revenue and gross profit are subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.
•Our operating results may fluctuate, which makes our results difficult to predict.
•If we fail to effectively manage our growth, our business, operating results, and financial condition may suffer.
•If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.
•Our agreements with certain distribution partners may contain parity obligations which limit our ability to pursue unique partnerships.
•If content providers refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
•Our content providers impose a number of restrictions on how we distribute and market our products and services, which can adversely affect our business.
•We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business would be adversely impacted.
•If we fail to comply with the reporting obligations of the Exchange Act, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.
•Our key metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
•TV streaming is highly competitive and many companies, including large technology and entertainment companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract or retain subscribers and our business will be harmed.
•The gaming industry is heavily regulated and our failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.
•Our products and services related to sports wagering will cause our business to become subject to a variety of related U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, and could have a material adverse effect on our financial condition and results of operations.
•Our participation in the sports wagering industry may expose us to risks to which we have not previously been exposed, including risks related to trading, liability management, pricing risk, payment processing, palpable errors, and reliance on third-party sports data providers for real-time and accurate data for sporting events, among others. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.
•There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports wagering operations and launch of Fubo Sportsbook.
•If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.
•Our shareholders will be subject to extensive governmental oversight, and if a shareholder is found unsuitable by a gaming authority, that shareholder may not be able to beneficially own, directly or indirectly, certain of our securities.
•If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.
•We may be unable to successfully expand our international operations and our international expansion plans, if implemented, will subject us to a variety of economic, political, regulatory and other risks arising from our international operations.
•We are subject to a number of legal requirements and other obligations regarding privacy, security, and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.
•Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
•We are subject to taxation-related risks in multiple jurisdictions.
•We could be subject to claims or have liability based on defects with respect to certain historical corporate transactions that were not properly authorized or documented.
•Legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.
•The impact of worldwide economic conditions may adversely affect our business, operating results, and financial condition.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$272,671	$374,294
Cash reserved for users	724	579
Short-term investments	100,000	—
Accounts receivable, net	31,730	34,308
Prepaid and other current assets	41,460	19,324
Total current assets	446,585	428,505

Property and equipment, net	6,992	6,817
Restricted cash	6,138	5,112
Intangible assets, net	198,684	218,186
Goodwill	616,277	630,269
Right-of-use assets	39,880	37,755
Other non-current assets	47,399	43,134
Total assets	$1,361,955	$1,369,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,099	$56,460
Accrued expenses and other current liabilities	210,980	219,579
Notes payable	5,393	5,113
Deferred revenue	42,297	44,296
Warrant liabilities	—	3,548
Long-term borrowings - current portion	2,139	3,668
Current portion of lease liabilities	5,993	4,633
Total current liabilities	319,901	337,297

Convertible notes, net of discount	392,837	316,354
Deferred income taxes	1,671	2,431
Lease liabilities	37,215	34,129
Other long-term liabilities	8,567	8,686
Total liabilities	760,191	698,897

COMMITMENTS AND CONTINGENCIES (Note 14)

Redeemable non-controlling interest	1,630	—

Stockholders’ equity:
Common stock par value $0.0001: 400,000,000 shares authorized; 185,293,067 and 153,950,895 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	19	16
Additional paid-in capital	1,867,924	1,691,206
Accumulated deficit	(1,253,459)	(1,009,293)
Non-controlling interest	(11,463)	(11,220)
Accumulated other comprehensive income (loss)	(2,887)	172
Total stockholders’ equity	$600,134	$670,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,361,955	$1,369,778
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022		2021
Revenues
Subscription	$199,943	$114,368	$419,111		$221,482
Advertising	22,020	16,466	45,172		29,072
Wagering	(182)	—	(483)		—
Other	109	50	109	—	50
Total revenues	221,890	130,884	463,909		250,604
Operating expenses
Subscriber related expenses	218,900	120,500	464,561		233,807
Broadcasting and transmission	17,157	12,395	37,454		22,946
Sales and marketing	30,789	21,514	76,975		43,657
Technology and development	20,923	20,001	42,348		31,439
General and administrative	27,445	28,293	59,674		46,447
Depreciation and amortization	8,519	9,247	19,981		18,456
Impairment of goodwill	10,682	—	10,682		—
Total operating expenses	334,415	211,950	711,675		396,752
Operating loss	(112,525)	(81,066)	(247,766)		(146,148)

Other income (expense)
Interest expense and financing costs	(3,680)	(4,175)	(7,450)		(6,629)
Amortization of debt discount	(619)	(4,043)	(1,219)		(6,555)
Loss on extinguishment of debt	—	(380)	—		(380)
Change in fair value of warrant liabilities	—	(6,019)	(1,701)		(6,604)
Other income (expense)	195	—	287		(18)
Total other income (expense)	(4,104)	(14,617)	(10,083)		(20,186)
Loss before income taxes	(116,629)	(95,683)	(257,849)		(166,334)
Income tax benefit	355	753	758		1,218
Net loss	(116,274)	(94,930)	(257,091)		(165,116)
Less: Net loss attributable to non-controlling interest	150	15	243		91
Net loss attributable to common stockholders	$(116,124)	$(94,915)	$(256,848)		$(165,025)

Other comprehensive income (loss)
Foreign currency translation adjustment	(844)	—	(2,215)		—
Comprehensive loss	$(116,968)	$(94,915)	$(259,063)		$(165,025)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.63)	$(0.68)	$(1.50)		$(1.27)
Weighted average shares outstanding:
Basic and diluted	185,103,005	140,596,001	171,316,513		129,591,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$(11,220)	$172	$670,881
Issuance of common stock/At-the-market offering, net of offering costs	27,443,580	2	203,794	—	—	—	203,796
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(87,946)	12,682	—	—	(75,264)
Exercise of warrants	540,541	—	10,249	—	—	—	10,249
Exercise of stock options	349,847	—	443	—	—	—	443
Delivery of common stock underlying restricted stock units	392,326	—	—	—	—	—	—
Stock-based compensation	—	—	19,449	—	—	—	19,449
Foreign currency translation adjustment	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to non-controlling interest	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	(140,724)	—	—	(140,724)
Balance at March 31, 2022 (Unaudited)	182,677,189	$18	$1,837,195	$(1,137,335)	$(11,313)	$(2,043)	$686,522
Issuance of common stock/At-the-market offering, net of offering costs	2,400,000	1	16,391	—	—	—	16,392
Exercise of stock options	80,275	—	129	—	—	—	129
Delivery of common stock underlying restricted stock units	135,603	—	—	—	—	—	—
Stock-based compensation	—	—	14,209	—	—	—	14,209
Foreign currency translation adjustment	—	—	—	—	—	(844)	(844)
Net loss attributable to non-controlling interest	—	—	—	—	(150)	—	(150)
Net loss	—	—	—	(116,124)	—	—	(116,124)
Balance at June 30, 2022 (Unaudited)	185,293,067	$19	$1,867,924	$(1,253,459)	$(11,463)	$(2,887)	$600,134

fuboTV Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	$(800,000)	$—	$(626,456)	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	—	—	—	—	—
Exercise of common stock warrants	—	—	536,825	—	15,803	—	—	—	—	15,803
Recognition of debt discount on 2026 Convertible Notes	—	—	—	—	88,059	—	—	—	—	88,059
Exercise of stock options	—	—	1,082,964	—	776	—	—	—	—	776
Issuance of treasury stock in connection with acquisition	—	—	—	—	8,538	623,068	—	—	—	8,538
Stock based compensation	—	—	—	—	9,374	—	—	—	—	9,374
Other	—	—	—	—	(5)	—	—	—	—	(5)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	—	—	(70,110)	—	(70,110)
Balance at March 31, 2021 (Unaudited)	—	$—	140,549,783	$14	$1,383,029	(176,932)	$—	$(696,566)	$(11,170)	$675,307
Exercise of common stock warrants	—	—	71,428	—	500	—	—	—	—	500
Recognition of debt discount on 2026 Convertible Notes	—	—	—	—	(113)	—	—	—	—	(113)
Exercise of stock options	—	—	508,664	—	1,200	—	—	—	—	1,200
Stock based compensation	—	—	—	—	24,431	—	—	—	—	24,431
Other	—	—	(32,581)	—	2	—	—	—	—	2
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	—	(94,915)	—	(94,915)
Balance at June 30, 2021 (Unaudited)	—	$—	141,097,294	$14	$1,409,049	(176,932)	$—	$(791,481)	$(11,185)	$606,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(257,091)	$(165,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,981	18,456
Amortization of gaming licenses and market access fees	1,858	—
Stock-based compensation	33,658	33,805
Impairment expense on goodwill	10,682	—
Amortization of debt discount	1,219	6,555
Loss on extinguishment of debt	—	380
Deferred income tax benefit	(758)	(1,218)
Change in fair value of warrant liabilities	1,701	6,604
Amortization of right-of-use assets	2,112	624
Other adjustments	653	245
Changes in operating assets and liabilities of business, net of acquisitions:
Cash reserved for users	(145)	—
Accounts receivable, net	2,476	(3,413)
Prepaid expenses and other assets	(23,662)	(5,583)
Accounts payable	(2,294)	1,390
Accrued expenses and other liabilities	(6,469)	13,233
Deferred revenue	(1,962)	7,068
Lease liabilities	209	(454)
Net cash used in operating activities	(217,832)	(87,424)

Cash flows from investing activities
Cash portion paid for acquisition	—	(1,740)
Purchases of short-term investments	(100,000)	—
Purchases of property and equipment	(1,055)	(2,138)
Capitalization of internal use software	(1,949)	—
Purchase of intangible assets - gaming	(700)	—
Payments for market access and license fee deposits	(3,462)	(1,300)
Net cash used in investing activities	(107,166)	(5,178)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering, net of offering costs	220,188	—
Proceeds from convertible note, net of issuance costs	—	389,946
Proceeds from exercise of stock options	572	1,976
Proceeds from the exercise of warrants	5,000	1,312
Repayments of notes payable and long-term borrowings	(1,359)	(24,709)
Net cash provided by financing activities	224,401	368,525

Net increase (decrease) in cash, cash equivalents and restricted cash	(100,597)	275,923
Cash, cash equivalents and restricted cash at beginning of period	379,406	136,221
Cash, cash equivalents and restricted cash at end of period	$278,809	$412,144

Supplemental disclosure of cash flows information:
Interest paid	$6,639	$432

Non-cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$—	$406,665
Issuance of treasury stock in connection with acquisition	$—	$8,538
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$75,264	$—
Cashless exercise of warrants	$5,249	$14,991
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
Nature of Business
The Company is focused on developing its technology-driven IP in sports, movies, and live performances. The Company is principally focused on offering consumers a leading live TV streaming platform for sports, news, and entertainment. The Company’s revenues are primarily derived from the sale of subscription services and the sale of advertisements in the United States.
The Company’s subscription-based streaming services are offered to consumers who can sign-up for accounts through which the Company provides plans with the flexibility for consumers to purchase incremental features that include additional content or enhanced functionality (“Attachments”) best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The fuboTV platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine, as well as 4K streaming and Cloud DVR offerings.
During the year ended December 31, 2021, the Company launched a business-to-consumer online sports wagering business (“Online Sportsbook”) in the states of Iowa and Arizona. The Company is planning to launch in additional states during 2022, and is developing a broader strategic plan for the Online Sportsbook based on market conditions and other factors. During the six months ended June 30, 2022, the Company paid $3.5 million for gaming licenses pursuant to market access agreements with third parties in various states (See Note 7).
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $278.8 million, short-term investments in time deposits of $100.0 million that mature in December 2022, working capital of $126.7 million and an accumulated deficit of $1.3 billion as of June 30, 2022. The Company incurred a net loss of $116.3 million and $257.1 million for the three and six months ended June 30, 2022, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As discussed further in Note 13, during the six months ended June 30, 2022, the Company received net proceeds of approximately $220.2 million (after deducting $4.5 million in commissions and expenses) from sales of 29,843,580 shares of its common stock, at a weighted average gross sales price of $7.53 per share pursuant to an At-The-Market Sales Agreement with its sales agents, Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., effective August 13, 2021 (the “Sales Agreement”).
The Company’s current cash and cash equivalents and short-term investments, consisting of time-based deposits of $100.0 million that will mature in December 2022, will provide us with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements.
In addition to the foregoing, the Company cannot predict the long-term impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19 and other macroeconomic factors, including inflationary cost pressures and potential recession indicators. Based upon the Company’s current assessment, it does not expect the impact of the COVID-19 pandemic and other macroeconomic factors to materially impact the Company’s operations. However, the Company is continuing to assess the impact that the spread of COVID-19 and other macroeconomic factors may have on its operations.
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
The results for the unaudited condensed consolidated statement of operations and comprehensive loss are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill and intangible assets, accruals for contingent liabilities, convertible notes, equity instruments issued in share-based payment arrangements, and accounting for income taxes, including the valuation allowance on deferred tax assets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents, including balances held in the Company’s money market account and time-based deposits. Restricted cash primarily represents cash on deposit with financial institutions in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as restricted cash on the consolidated balance sheets.
On June 27, 2022, the Company entered into a time-based deposit totaling $50.0 million which accrues interest monthly at a rate of 2.0% and matures on September 27, 2022. No interest is paid until the settlement date of September 27, 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$272,671	$374,294
Restricted cash	6,138	5,112
Total cash, cash equivalents and restricted cash	$278,809	$379,406
Cash Reserved for Users
The Company maintains separate bank accounts to segregate users’ funds from operational funds. As of June 30, 2022, the cash reserved for users totaled approximately $0.7 million.
Short-term investments
The Company classifies its time-based deposits as cash and cash equivalents or short-term investments if it had a term at inception of greater or less than 90 days in accordance with ASC 320, Investments - Debt and Equity Securities. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period.
On June 27, 2022, the Company entered into a time-based deposit totaling $100.0 million which accrues interest monthly at a rate of 2.54% and matures on December 27, 2022 and is included in short-term investments on the accompanying consolidated balance sheet as of June 30, 2022. No interest is paid until the settlement date of December 27, 2022.
At June 30, 2022, the Company had $100.0 million of short-term investments classified as held-to-maturity.
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits, time-based deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.
The majority of the Company’s software and computer systems utilize data processing, storage capabilities and other services provided by Google Cloud Platform and Amazon Web Services, which cannot be easily switched to another cloud service provider. As such, any disruption of the Company’s interference with Google Cloud Platform and Amazon Web Services could adversely impact the Company’s operations and business.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has two operating segments as of June 30, 2022 and December 31, 2021, streaming and wagering.
Significant Accounting Policies
For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report. Except for the accounting for the 2026 Convertible Notes discussed in Note 10 and Licensed Content below, there were no significant changes to the Company’s accounting policies during the six months ended June 30, 2022.
Licensed Content
During the six months ended June 30, 2022, the Company entered into various license agreements to obtain rights to certain live sports events. Costs incurred in acquiring certain rights to live sporting events are accounted for in accordance with ASC 920, Entertainment—Broadcasters (“ASC 920”). These program rights are expensed in a manner consistent with how it expects to monetize the licensed content, which is primarily based on subscription revenue.
Cash flows for licensed content are presented within operating activities in the condensed consolidated statements of cash flows.
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currency of each non-U.S. subsidiary is determined based on the primary economic environment in which such subsidiary operates. The financial statements of non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic loss per share:
Net loss	$(116,274)	$(94,930)	$(257,091)	$(165,116)
Less: net loss attributable to non-controlling interest	150	15	243	91
Net loss attributable to common stockholders	(116,124)	(94,915)	(256,848)	(165,025)

Shares used in computation:
Weighted-average common shares outstanding	185,103,005	140,596,001	171,316,513	129,591,310
Basic and diluted loss per share	$(0.63)	$(0.68)	$(1.50)	$(1.27)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Warrants to purchase common stock	3	1,750,843
Stock options	15,854,229	16,630,240
Unvested restricted stock units	7,158,200	1,243,757
Convertible notes variable settlement feature	6,966,078	6,966,078
Total	29,978,510	26,590,918

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company adopted the ASU 2020-06 on January 1, 2022 using the modified retrospective method. Upon adoption at January 1, 2022, the Company made certain adjustments in its condensed consolidated balance sheets as related to the 2026 Convertible Notes (see Note 10) which consists of an increase of $75.3 million in Convertible notes, net of discount, a net decrease of $87.9 million in Additional paid-in capital and a net decrease of $12.7 million in Accumulated deficit. Additionally, from January 1, 2022, as related to the 2026 Convertible Notes (see Note 10) we will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity component.
After adoption, the Company accounts for the 2026 Convertible Notes as single liability measured at amortized cost. The Company did not elect the fair value option. The Company will apply the if converted methodology in computing diluted earnings per share if and when profitability is achieved.
The following table summarizes the adjustments made to the Company’s condensed consolidated balance sheet as of January 1, 2022 as a result of applying the modified retrospective method in adopting ASU 2020-06 (in thousands):

	As Reported December 31, 2021	ASU 2020-06 Adjustments	As Adjusted January 1, 2022
2026 Convertible Notes	$316,354	$75,264	$391,618
Additional paid-in capital	$1,691,206	$(87,946)	$1,603,260
Accumulated deficit	$(1,009,293)	$12,682	$(996,611)
Under the modified retrospective method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2022 in accordance with guidance under ASC 470-20, Debt: Debt with Conversion and Other Options (ASC 470-20). The adoption did not impact previously reported amounts in the Company’s condensed consolidated statements of operations and comprehensive loss, cash flows and the basic and diluted net loss per share amounts.
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
During the three and six months ended June 30, 2022, the Company continued finalizing its purchase price allocation of the assets acquired and liabilities assumed in the December 6, 2021 acquisition of Molotov based on new information obtained about facts and circumstances that existed as of the acquisition date. During the six months ended June 30, 2022, the Company recorded measurement period adjustments to its acquisition date goodwill to record the non-controlling interest of $1.8 million for the remaining 1.5% of Molotov’s equity interest and adjustments to right of use assets, lease liabilities, accounts payable, and accrued expenses based on additional information obtained about conditions that existed as of the acquisition date.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill (in thousands):

Assets acquired:
Cash	$818
Accounts receivable, net	1,752
Prepaid and other current assets	6,273
Property and equipment, net	738
Other non-current assets	2,643
Intangible assets	18,429
Goodwill	127,971
Right-of-use assets	4,566
Total assets acquired	163,190
Liabilities assumed:
Accounts payable	15,724
Accrued expenses and other current liabilities	21,628
Deferred revenue	812
Long-term borrowings - current portion	3,662
Lease liabilities	4,566
Total liabilities assumed	46,392
Redeemable non-controlling interest	1,752
Net assets acquired	$115,046
Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Molotov. The Company allocated the goodwill to its streaming segment.
The estimated useful lives and fair value of the intangible assets acquired are as follows (in thousands):

	Estimated Useful Lives (Years)	Fair Value
Customer relationships	2	$9,271
Trade names	2	$679
Software and technology	6	$8,479
Total		$18,429
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription	$199,943	$114,368	$419,111	$221,482
Advertising	22,020	16,466	45,172	29,072
Wagering	(182)	—	(483)	—
Other	109	50	109	50
Total revenues	$221,890	$130,884	$463,909	$250,604

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables summarize subscription revenue and advertising revenue by region for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States and Canada	$216,122	$130,725	$452,896	$250,342
Rest of world	5,841	109	11,387	212
Total subscription and advertising revenues	$221,963	$130,834	$464,283	$250,554
Contract balances
There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022 and 2021, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of June 30, 2022, and December 31, 2021, the Company’s contract liabilities totaled approximately $42.3 million and $44.3 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 – Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

	Useful Life (Years)	June 30, 2022	December 31, 2021
Buildings	20	$732	$732
Furniture and fixtures	5	429	361
Computer equipment	3-5	3,950	3,856
Leasehold improvements	Term of lease	5,196	4,495
		10,307	9,444
Less: Accumulated depreciation		(3,315)	(2,627)
Total property and equipment, net		$6,992	$6,817
Depreciation expense totaled approximately $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense totaled approximately $0.8 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at June 30, 2022 and December 31, 2021 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	June 30, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$32,280	$(26,187)	$6,093
Trade names	2 - 9	6.7	38,826	(9,733)	29,093
Software and technology	3 - 9	6.4	197,174	(47,193)	149,981
Gaming licenses and market access fees	2 - 5	4.1	15,701	(2,184)	13,517
Total			$283,981	$(85,297)	$198,684

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2021
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	2.2	$32,965	$(21,105)	$11,860
Trade names	2 - 9	7.2	38,876	(7,455)	31,421
Software and technology	3 - 9	8.7	195,852	(35,572)	160,280
Gaming licenses and market access fees	2 - 5	4.8	14,951	$(326)	$14,625
Total			$282,644	$(64,458)	$218,186
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $9.1 million and $9.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $21.0 million and $18.1 million for the six months ended June 30, 2022 and 2021, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2022	$23,859
2023	33,919
2024	30,522
2025	27,731
2026	27,259
Thereafter	55,394
Total	$198,684
Prepaid Market Access Agreements
During the six months ended June 30, 2022, the Company paid $3.5 million for gaming licenses pursuant to market access agreements in states where the market access is pending regulatory approval as of June 30, 2022. The $3.5 million is included in other non-current assets on the accompanying condensed consolidated balance sheet as of June 30, 2022.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The following table is a summary of the changes to goodwill for the six months ended June 30, 2022 (in thousands):

	Streaming	Wagering	Total
Balance - December 31, 2021	$619,587	$10,682	$630,269
Molotov purchase accounting adjustment	(497)	—	(497)
Impairment	—	(10,682)	$(10,682)
Foreign currency translation adjustment	(2,813)	—	$(2,813)
Balance - June 30, 2022	$616,277	$—	$616,277
Annually, or upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. We measure recoverability of goodwill at the reporting unit level.
As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an interim impairment test of its goodwill and long-lived assets as of June 30, 2022.
The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. The Company’s June 30, 2022 goodwill impairment test reflected an allocation of 50% and 50% between income and market-based approaches, respectively. The income-based approach also takes into account the future growth and profitability expectations. Significant inputs into the valuation models included the control premium, discount rate, and revenue market multiples as follows:

	Streaming	Wagering
Control premium	30.0%	30.0%
Discount rate	27.0%	19.5%
Revenue multiples	0.4x to 0.7x	0.4x to 0.7x
As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $10.7 million during the three months ended June 30, 2022 for the wagering segment due to changes in operating conditions, including temporary delays of launches in new markets. The impairment charge represents all of the goodwill in the wagering segment.
The results of the impairment test also showed that the fair value of the streaming segment as a percentage of its carrying value was 101.7%, with the carrying value including approximately $616.3 million of goodwill. Therefore, no impairment charge was recorded during the quarter.
No impairments were recorded to long-lived assets in either segment.
While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.
Goodwill includes an accumulated impairment charge of $148.1 million related to the historical Facebank reporting unit included in the streaming segment and $10.7 million in the wagering segment.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	June 30, 2022	December 31, 2021
Affiliate fees	$167,449	$177,692
Broadcasting and transmission	13,734	15,179
Selling and marketing	14,077	17,750
Accrued compensation	11,344	12,107
Legal and professional fees	4,973	7,316
Sales tax	33,242	27,316
Deferred royalty	11,139	10,510
Accrued interest	5,118	5,057
Subscriber related	2,508	3,601
Other	9,062	8,197
Total	$272,646	$284,725
Note 9 – Income Taxes
The Company recorded income tax benefits of $0.8 million and $1.2 million during the six months ended June 30, 2022 and 2021, respectively. The tax benefits were primarily associated with the recognition of deferred tax assets for the future tax benefits for a small portion of its losses in these periods.
The effective tax rate for the six months ended June 30, 2022 and June 30, 2021 were 0.29% and 0.73% respectively. The Company’s effective tax rates were lower than the U.S, statutory rate of 21% as almost full valuation allowances were recorded against the Company’s deferred tax assets for the future tax benefits of its losses in these periods.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At June 30, 2022 and December 31, 2021, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the net deferred tax assets have been partially offset by a valuation allowance.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	June 30, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(9,663)	$392,837
Note payable	10.0%	2,700	2,657	—	5,357
Bpi France	2.25%	2,139	—	—	2,139
Other	4.0%	30	6	—	36
		$407,369	$2,663	$(9,663)	$400,369

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2021
2026 Convertible Notes	3.25%	$402,500	$—	$(86,146)	$316,354
Note payable	10.0%	2,700	2,377	—	$5,077
Bpi France	2.25%	2,422	—	—	$2,422
Société Générale	0.25%	1,246	—	—	$1,246
Other	4.0%	30	6	—	36
		$408,898	$2,383	$(86,146)	$325,135
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
(i)during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on March 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(ii)during the five-business day period after any five consecutive trading day period in which the trading price for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
(iii)if the Company calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(iv)upon the occurrence of specified corporate events.
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
As discussed in Note 3, the Company adopted ASU 2020-06 and the portion of the debt discount allocated to equity was reclassified to long-term debt. The remaining unamortized debt issuance costs will be amortized as non-cash interest expense through the scheduled maturity of the 2026 Convertible Notes.
During the three and six months ended June 30, 2022, the Company paid approximately $6.5 million and $6.5 million, respectively, of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million and $1.2 million, respectively, included in amortization of debt discount in the condensed consolidated statements of operations and comprehensive loss. The fair value (Level 2) of the 2026 Convertible Notes was $123.6 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.4 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. On June 6, 2022, CamDigital, LLC filed a lawsuit against Pulse Evolution Corporation (“Pulse Evolution”), a subsidiary of EAI, seeking payment of principal and interest under the Cam Digital Note from Pulse Evolution. The outstanding balance as of June 30, 2022, including interest and penalties, is $5.4 million and is included in notes payable on the accompanying condensed consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of June 30, 2022, the principal balance and accrued interest totaled approximately $36,000.
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates between 0.25% - 2.25% per annum. During the three months ended June 30, 2022, the Company repaid principal and interest of approximately $1.4 million. As of June 30, 2022, the principal balance totaled approximately $2.1 million.
Note 11 – Segments
Prior to the third quarter of 2021, the Company operated its business and reported its results through a single reportable segment. As a result of the launch of the Company’s wagering business, the Company began to operate its business and report its results through two operating and reportable segments: streaming and wagering.
Operating segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the CODM, who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and adjusted operating expenses to evaluate the performance of each operating and reportable segment.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth our financial performance by reportable segment for the three and six months ended June 30, 2022 (in thousands). Comparable information is not presented because the wagering business had not commenced operations during the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2022
	Streaming	Wagering	Total
Revenue	$222,072	$(182)	$221,890
Adjusted operating expenses
Subscriber related expenses	218,864	—	218,864
Broadcasting and transmission	17,157	—	17,157
Sales and marketing	23,826	2,711	26,537
Technology and development	15,381	2,637	18,018
General administrative	16,953	3,476	20,429
Depreciation and amortization	8,410	109	8,519
Impairment of goodwill	—	10,682	10,682
Total adjusted operating expenses	$300,591	$19,615	$320,206
Stock-based compensation			$14,209
Other expense			$4,104
Loss before income taxes	$(78,519)	$(19,797)	$(116,629)
Total Assets	$1,296,311	$65,644	1,361,955
Total Goodwill	$616,277	$—	616,277

	Six Months Ended June 30, 2022
	Streaming	Wagering	Total
Revenue	$464,392	$(483)	$463,909
Adjusted operating expenses
Subscriber related expenses	$464,485	$—	464,485
Broadcasting and transmission	$37,454	$—	37,454
Sales and marketing	$57,644	$6,199	63,843
Technology and development	$31,647	$5,111	36,758
General administrative	$37,445	$7,369	44,814
Depreciation and amortization	$19,766	$215	19,981
Impairment of goodwill	—	10,682	$10,682
Total adjusted operating expenses	$648,441	$29,576	$678,017
Stock-based compensation			$33,658
Other expense			$10,083
Loss before income taxes	$(184,049)	$(30,059)	$(257,849)
Total Assets	$1,296,311	$65,644	1,361,955
Total Goodwill	$616,277	$—	616,277

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth our financial performance by geographical location (in thousands):

	Total Revenue		Total Assets
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	June 30, 2022
United States	$214,775	$451,248	$1,205,433
Rest of world	7,115	12,661	156,522
Total	$221,890	$463,909	$1,361,955
Note 12 – Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2022, and December 31, 2021 (in thousands):

	Fair value measured at June 30, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets at fair value:
Cash and cash equivalents	$272,671	$—	$—	$272,671
Short-term investments	$100,000	$—	$—	$100,000
Total assets at fair value	$372,671	$—	$—	$372,671

	Fair value measured at December 31, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets at fair value:
Cash and cash equivalents	$374,294	$—		$374,294
Total assets at fair value	$374,294	$—	$—	$374,294

Liabilities at fair value:
Warrant liabilities	$—	$—	$3,548	$3,548
Total liabilities at fair value	$—	$—	$3,548	$3,548
The Company's cash and cash equivalents, and time-based deposits are recorded at carrying value, which generally approximates fair value based on Level 1 measurements. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. As of June 30, 2022, the Company held $50.0 million of time-based deposits classified as cash and cash equivalents and $100.0 million of time-based deposits classified as short-term investments in the condensed consolidated balance sheet. There were no time-based deposits as of December 31, 2021. See Note 3 for further discussion of the Company’s accounting policies relating to its time-based deposits.
Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022, there were no warrant liabilities outstanding.
The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the six months ended June 30, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2021	$3,548
Change in fair value	1,701
Redemption	(5,249)
Fair value at June 30, 2022	$—
Note 13 – Stockholders’ Equity
At-the-Market Sales Agreement
On August 13, 2021, the Company entered into an At-the-Market Sales Agreement ( “Sales Agreement”) with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents (each, a “manager” and together, the “managers”), under which the Company may, from time to time, sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $500.0 million through the managers (the “Offering”).
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
During the six months ended June 30, 2022, the Company received net proceeds of approximately $220.2 million (after deducting $4.5 million in commissions and expenses) from sales of 29,843,580 shares of its common stock, at a weighted average gross sales price of $7.53 per share pursuant to the Sales Agreement.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Warrants
A summary of the Company’s outstanding warrants as of June 30, 2022, are presented below (in thousands, except share and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	565,544	$9.96	$3,546	0.1
Exercised	(540,541)	$9.25	$—	-
Expired	(25,000)	$9.25
Outstanding and exercisable as of June 30, 2022	3	$24,000.00	$—	0.0
Stock-based compensation
During the three and six months ended June 30, 2022 and 2021 the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscriber related	$36	$16	$76	$30
Sales and marketing	4,253	790	13,133	1,503
Technology and development	2,905	8,551	5,589	10,621
General and administrative	7,015	15,074	14,860	21,651
	$14,209	$24,431	$33,658	$33,805
Options
The Company provides option grants to employees, directors, and consultants under the fuboTV Inc. 2020 Equity Incentive Plan, as amended (the "2020 Plan"). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly-traded set of peer companies with consideration of the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity for the six months ended June 30, 2022, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2021	11,454,890	$6.40	$70,231	7.4
Exercised	(430,122)	$1.33
Forfeited or expired	(443,836)	$10.30
Outstanding as of June 30, 2022	10,580,932	$6.45	$4,248	6.5

Options vested and exercisable as of June 30, 2022	7,524,928	$4.83	$4,124	5.4
There were no options granted during the three and six ended June 30, 2022.
During the six months ended June 30, 2021, the Company granted options to purchase 158,399 shares of common stock with an aggregate fair value of $2.5 million. The following was used in determining the fair value of stock options granted during the six months ended June 30, 2021:

Six months ended June 30,
2021
Dividend yield	$—
Expected price volatility	45.04%
Risk free interest rate	1.0%
Expected term (years)	6.0
As of June 30, 2022, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $14.2 million to be recognized over a period of 1.8 years. As of June 30, 2021, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $34.0 million to be recognized over a period of 2.6 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the six months ended June 30, 2022 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2021	4,453,297	$12.75	$17,933	5.7
Outstanding as of June 30, 2022	4,453,297	$12.75	$—	5.2

Options vested and exercisable as of June 30, 2022	3,536,630	$10.98	$—	5.0
There were no market and service-based options granted during the six months ended June 30, 2022. The Company granted 1,375,000 market and service-based options during the six months ended June 30, 2021.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022, there was $6.9 million of unrecognized stock-based compensation expense for market and service-based stock options. As of June 30, 2021, there was $17.9 million of unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company awarded the CEO an option which vests based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, an increase in the number of subscribers, the launch of new markets and, commencing in 2023, creation of new revenue streams. The Board will review attainment of such goals annually from 2021 through 2025 warranted on a given “Determination Date” (subsequent to the Company’s calendar year end) to determine if any vesting is warranted. The Board may determine vesting at, above, or below 20% of the shares subject to the performance option on a given Determination Date. All shares may be eligible for vesting until the Determination Date following the 2025 calendar year. Any such vesting is subject to the CEO’s continuation in service with the Company through the applicable Determination Date. Because the number of shares to be earned on each Determination Date is subject to the discretion of the Board, the compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. During the six months ended June 30, 2022, the Board determined that the option would vest with respect to 820,000 shares for the 2021 calendar year. Upon each subsequent Determination Date in 2023, 2024, 2025, and 2026 stock-based compensation expense will be remeasured and adjusted to reflect the grant date fair value.
Modification of Options
During the six months ended June 30, 2022, the Board approved the acceleration of vesting and extended the post-termination exercisability of certain employee stock options. The Company reported $2.1 million of expense during the six months ended June 30, 2022 as a result of the accelerated vesting of stock options.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	2,785,800	$25.73
Granted	3,281,021	$5.79
Vested	(252,787)	$26.05
Forfeited	(275,834)	$19.60
Unvested at June 30, 2022	5,538,200	$14.21
As of June 30, 2022, the unrecognized stock-based compensation related to restricted stock units totaled $66.4 million, had an aggregate intrinsic value of approximately $13.7 million, and a weighted average remaining contractual term of 3.3 years. As of June 30, 2021, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $34.8 million, and had an aggregate intrinsic value of $39.9 million and a weighted average remaining contractual term of 3.5 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit activity during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,900,000	$33.87
Vested	(280,000)	$33.87
Unvested at June 30, 2022	1,620,000	$33.87
On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to an employee of the Company. The PRSUs will vest over a period of 5-calendar years through 2025, subject to the achievement of certain established performance metrics including revenue targets, subscriber targets, and the launching of new markets (and, with respect to 2023, the creation of one or more new revenue streams). The determination of the actual number of PRSUs that will vest each year during the five-year performance period will be determined upon the achievement of the predetermined performance targets. Any such vesting is subject to the employee’s continuation in service with the Company through the applicable vesting date. At each reporting period, the Company will make a determination of the most likely outcome for achievement of each performance metric. This may result in a cumulative catch-up as the Company assessments are evaluated. The fair value of the PRSUs is measured based on their grant date fair value which totaled $64.4 million.
During the six months ended June 30, 2022, the Company issued 280,000 shares of its common stock in connection with the vesting of PRSUs. During the six months ended June 30, 2022 the Company recognized $11.0 million of stock-based compensation. As of June 30, 2022, the unrecognized stock-based compensation related to performance-based restricted stock units totaled $47.8 million.
Note 14 – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases
Operating lease cost	$1,665	$467	$3,332	$779
Other lease cost	95	—	145	—
Operating lease expense	1,760	467	3,477	779
Short-term lease rent expense	57	—	103	—
Total rent expense	$1,817	$467	$3,580	$779

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flows from operating leases	$679	$305	$1,011	$610
Right of use assets exchanged for operating lease liabilities	$—	$3,522	$4,237	$3,522
Weighted average remaining lease term - operating leases	11.2	5.2	11.2	5.2
Weighted average remaining discount rate - operating leases	7.3%	5.7%	7.3%	5.7%
As of June 30, 2022, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2022	$1,363
Year Ended December 31, 2023	5,762
Year Ended December 31, 2024	6,892
Year Ended December 31, 2025	6,574
Year Ended December 31, 2026	5,903
Thereafter	40,980
Total	67,474
Less present value discount	(24,266)
Operating lease liabilities	$43,208

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Market Access Agreements

Year Ended December 31, 2022	$2,791
Year Ended December 31, 2023	2,500
Year Ended December 31, 2024	2,500
Year Ended December 31, 2025	2,500
Year Ended December 31, 2026	2,375
Subtotal	$12,666
Less present value discount	$(1,527)
Total	11,139
Annual Sponsorship Agreements

Year Ended December 31, 2022	$4,897
Year Ended December 31, 2023	7,131
Year Ended December 31, 2024	6,830
Year Ended December 31, 2025	7,010
Year Ended December 31, 2026	3,325
Thereafter	19,675
Total	$48,868
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

Year Ended December 31, 2022	$22,607
Year Ended December 31, 2023	43,235
Year Ended December 31, 2024	25,613
Year Ended December 31, 2025	13,748
Year Ended December 31, 2026	13,748
Thereafter	18,330
Total	$137,281
During the six months ended June 30, 2022, the Company made upfront payments totaling approximately $28.4 million, which are recorded in prepaid and other current assets on the condensed consolidated balance sheet.

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
Said-Ibrahim v. fuboTV Inc., David Gandler , Edgar M. Bronfman Jr., & Simone Nardi , Case No. 21-cv-01412 (S.D.N.Y) & Lee v. fuboTV, Inc., David Gandler, Edgar M. Bronfman Jr., & Simone Nardi, Case No. 21-cv-01641 (S.D.N.Y.) (consolidated as In re fuboTV Inc. Securities Litigation, No. 21-cv-01412 (S.D.N.Y.))
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Note 15 – Subsequent events
On August 2, 2022 (the “Effective Date”), Fubo Entertainment Inc., a subsidiary of the Company, entered into a binding framework agreement (the “Framework Agreement”) with MEP FTV Holdings, LLC (“MEP FTV”) and Maximum Effort Productions, Inc. (“MEP” and, together with MEP FTV, “Maximum Effort”), memorializing the parties’ collaboration on a forthcoming Maximum Effort linear channel and original programming for launch on FuboTV. Maximum Effort is a premiere entertainment production company led by Ryan Reynolds and George Dewey.

Pursuant to the Framework Agreement, as part of the overall consideration for Maximum Effort’s participation in the collaboration, the Company has agreed to issue to MEP FTV (i) 2,000,000 shares of common stock, i.e., $10,000,000 in shares of common stock with number of shares determined based on an agreed upon $5 per share price, of the Company, within 10 business days after the Effective Date; (ii) a number of shares of common stock determined by dividing $10,000,000 by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the first anniversary of the Effective Date, within 10 business days after the first anniversary of the Effective Date; and (iii) a number of shares of common stock determined by dividing $10,000,000 by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the second anniversary of the Effective Date, within 10 business days after the second anniversary of the Effective Date (collectively, the “Shares”). The Shares will be subject to transfer restrictions until various time- and performance-based milestones are met, and, during this restricted period, will be subject to potential forfeiture if the Framework Agreement is terminated under certain conditions.

In addition, pursuant to the Framework Agreement, the Company has agreed to issue MEP FTV within 10 business days after the Effective Date a warrant (the “Warrant”) to acquire up to 166,667 shares of common stock at an exercise price of $15.00 per share (the “Warrant Shares”). The Warrant will be exercisable by MEP FTV on or prior to August 2, 2032, provided that the price per share of common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the date of grant.
On August 4, 2022, the Company entered into a sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $350.0 million through the sales agents.
On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (No 333-266557) under which, if declared effective by the SEC, the Company may offer, from time to time, in one or more offerings any combination of

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.

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
We believe that an integrated wagering platform, offering both live video and a sportsbook, will result in the best viewing and gaming experience for consumers. In addition, we believe free-to-play predictive games enhance the sports streaming experience - while also providing a bridge between video and our sportsbook. In light of a rapidly-evolving macroeconomic environment, we believe it important to be capital efficient and are evaluating strategic opportunities for our wagering business. We believe the continued integration of gaming with our expansive live sports coverage has the potential to create a flywheel that lifts engagement and retention, expands advertising revenue through increased viewership, and creates additional opportunities for Attachment sales.
We drive our business model with three core strategies:
•Grow our paid subscriber base
•Optimize engagement and retention
•Increase monetization.
COVID-19 and Other Macroeconomic Factors
The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout the first half of 2022. In response to the COVID-19 pandemic, we took a number of precautionary measures to protect the health and safety of our employees, including by transitioning our workforce to remote working as we temporarily closed our offices beginning in March 2020. We have subsequently reopened our offices, however, most of our employees continue to work remotely, and, in the long term, we expect some personnel to continue to do so on a regular basis.
The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption . In addition, mounting inflationary cost pressures and potential recession indicators have negatively impacted the global economy. The future effects of the COVID-19 pandemic and other macroeconomic factors remain difficult to predict due to numerous uncertainties. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business.
During 2021 and the first half of 2022, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV and the on-going shift of advertising budgets away from traditional linear TV into streaming offering. While in 2021 and in the first half of 2022 we experienced an increase in TV streaming, and our overall business was largely unaffected by the COVID-19 pandemic, there can be no assurance that these positive trends for our business will continue during the remainder of 2022 and beyond.

Nature of Business
We are a leading live TV streaming platform for sports, news, and entertainment. Our revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States, though we have expanded into several international markets, with operations in Canada, Spain and France.
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
We launched a business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in the states of Iowa and Arizona in the fourth quarter of 2021. We are planning to launch in additional states during 2022, subject to obtaining requisite regulatory approvals, and are developing a broader strategic plan for Fubo Sportsbook based on market conditions and other factors. During the six months ended June 30, 2022, we entered into market access agreements with third parties in various states and paid $3.5 million under those market access agreements. See Note 7 in the accompanying unaudited condensed consolidated financial statements.
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
Segments
Prior to the third quarter of 2021, we operated our business and reported our results through a single reportable segment. As a result of the launch of our wagering business in the fourth quarter of 2021, we began to operate our business and report our results through two operating and reportable segments: streaming and wagering. These segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the Chief Operating Decision Maker (“CODM”). Revenue and adjusted operating expenses are the metrics reported to the Company’s CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Adjusted operating expenses is calculated as operating expenses, excluding stock-based compensation expense.
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
Income tax benefit
The income tax benefit is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022		2021
Revenues
Subscription	$199,943	$114,368	$419,111		$221,482
Advertising	22,020	16,466	45,172		29,072
Wagering	(182)	—	(483)		—
Other	109	50	109	—	50
Total revenues	221,890	130,884	463,909		250,604
Operating expenses
Subscriber related expenses	218,900	120,500	464,561		233,807
Broadcasting and transmission	17,157	12,395	37,454		22,946
Sales and marketing	30,789	21,514	76,975		43,657
Technology and development	20,923	20,001	42,348		31,439
General and administrative	27,445	28,293	59,674		46,447
Depreciation and amortization	8,519	9,247	19,981		18,456
Impairment of goodwill	10,682	—	10,682		—
Total operating expenses	334,415	211,950	711,675		396,752
Operating loss	(112,525)	(81,066)	(247,766)		(146,148)

Other income (expense)
Interest expense and financing costs	(3,680)	(4,175)	(7,450)		(6,629)
Amortization of debt discount	(619)	(4,043)	(1,219)		(6,555)
Loss on extinguishment of debt	—	(380)	—		(380)
Change in fair value of warrant liabilities	—	(6,019)	(1,701)		(6,604)
Other income (expense)	195	—	287		(18)
Total other income (expense)	(4,104)	(14,617)	(10,083)		(20,186)
Loss before income taxes	(116,629)	(95,683)	(257,849)		(166,334)
Income tax benefit	355	753	758		1,218
Net loss	$(116,274)	$(94,930)	$(257,091)		$(165,116)
Revenue
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized revenues of $221.9 million compared to $130.9 million during the three months ended June 30, 2021. The increase of $91.0 million is primarily due to an increase in subscription revenue of $85.6 million due to increases in our subscriber base and an increase of $5.6 million in advertising revenue resulting from an increase in the number of impressions sold and the acquisition of Molotov S.A.S. ("Molotov") in December 2021.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized revenues of $463.9 million compared to $250.6 million during the six months ended June 30, 2021. The increase of $213.3 million was primarily due to an increase in subscription revenue of $197.6 million due to increases in our subscriber base and subscription package prices and an increase of $16.1 million in advertising revenue resulting from an increase in the number of impressions sold and the acquisition of Molotov.

Subscriber related expenses
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized subscriber related expenses of $218.9 million compared to $120.5 million during the three months ended June 30, 2021. The increase of $98.4 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized subscriber related expenses of $464.6 million compared to $233.8 million during the six months ended June 30, 2021. The increase of $230.8 million was primarily due to an increase in affiliate distribution rights and other distribution costs resulting from an increase in subscribers.
Broadcasting and transmission
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized broadcasting and transmission expenses of $17.2 million compared to $12.4 million during the three months ended June 30, 2021. The increase of $4.8 million was primarily due to higher linear feeds due to additional channel launches and an increase in subscribers.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized broadcasting and transmission expenses of $37.5 million compared to $22.9 million during the six months ended June 30, 2021. The increase of $14.5 million was primarily due to higher number of linear feeds due to additional channel launches and an increase in subscribers.
Sales and marketing
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized sales and marketing expenses of $30.8 million compared to $21.5 million during the three months ended June 30, 2021. The increase of $9.3 million was primarily due to a $3.5 million increase in stock-based compensation, $3.0 million increase in marketing expenses to acquire new customers for both the streaming and wagering segments, and a $2.1 million increase in payroll expense due to staff additions in the streaming and wagering segments.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized sales and marketing expenses of $77.0 million compared to $43.7 million during the six months ended June 30, 2021. The increase of $33.3 million was primarily due to a $13.6 million increase in marketing expenses to acquire new customers for both the streaming and wagering segments, $11.6 million increase in stock-based compensation, a $4.4 million increase in payroll expense due to staff additions in the streaming and wagering segments and $0.9 million increase in software expense.

Technology and development
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized technology and development expenses of $20.9 million compared to $20.0 million during the three months ended June 30, 2021. The increase of $0.9 million was primarily due to a $3.7 million increase in payroll expense due to staff additions in the streaming and wagering segments, an increase of $1.6 million in software and contractor expenses, $0.3 million of expenses due to the acquisition of Edisn Inc. (“Edisn”) in December 2021 and $0.3 million of expenses due to the acquisition of Molotov, partially offset by a decrease of $5.6 million in stock-based compensation.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized technology and development expenses of $42.3 million compared to $31.4 million during the six months ended June 30, 2021. The increase of $10.9 million was primarily due to an increase of $8.1 million in payroll expense due to staff additions in the streaming and wagering segments, $3.5 million in software and contractor expenses, $2.0 million of expenses due to the acquisition of Edisn, and $0.6 million of expenses due to the acquisition of Molotov, partially offset by a decrease of $5.0 million in stock-based compensation.
General and Administrative
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, general and administrative expenses totaled $27.4 million compared to $28.3 million for the three months ended June 30, 2021. The decrease of $0.8 million was primarily due to a $8.1 million decrease in stock-based compensation partially offset by increases of $5.3 million due to the acquisition of Molotov and $1.9 million in payroll expenses due to staff additions in the streaming and wagering segments.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, general and administrative expenses totaled $59.7 million compared to $46.4 million for the six months ended June 30, 2021. The increase of $13.2 million was primarily due to increases of $10.8 million due to the acquisition of Molotov, $4.8 million in payroll expenses due to staff additions in the streaming and wagering segments and $3.0 million in player related expenses in the wagering segment partially offset by a $6.8 million decrease in stock-based compensation.
Depreciation and amortization
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized depreciation and amortization expenses of $8.5 million compared to $9.2 million during the three months ended June 30, 2021. The decrease of $0.7 million was primarily due to the full amortization of the customer list in the streaming segment offset by an increase in amortization of intangible assets from the acquisition of Molotov.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized depreciation and amortization expenses of $20.0 million compared to $18.5 million during the six months ended June 30, 2021. The increase of $1.5 million is primarily related to a reduction of amortization expense related to the customer list in the streaming segment partially offset by an increase of $3.1 million in amortization of intangible assets from the acquisition of Molotov.

Impairment of goodwill
During the three and six months ended June 30, 2022, we recognized impairment expense on goodwill relating to the wagering segment of $10.7 million due to changes in operating conditions, including temporary delays of launches in new markets.
The results of the impairment test also showed that the fair value of the streaming segment as a percentage of its carrying value was 101.7%, with the carrying value including approximately $616.3 million of goodwill. Therefore no impairment charge was recorded in the streaming segment during the three months ended June 30, 2022.
Other Income (Expense)
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized $4.1 million of other expense (net), compared to $14.6 million of other expense during the three months ended June 30, 2021. The decrease of $10.5 million was primarily due to a $6.0 million decrease in the change in fair value of warrant liabilities relating to warrants which have been exercised or expired and a reduction of $3.5 million in amortization of debt discount.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized $10.1 million of other expense (net), compared to $20.2 million of other expense during the six months ended June 30, 2021. The decrease of $10.1 million was primarily related to a reduction of $5.3 million in amortization of debt discount and $4.9 million change in fair value of warrant liabilities relating to warrants which have been exercised or expired, partially offset by an increase in interest expense of $0.8 million.
Income tax benefit
Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recognized an income tax benefit of $0.4 million compared to $0.8 million during the three months ended June 30, 2021. The decrease of $0.4 million in the income tax benefit was primarily due to a decline in our ability to recognize the tax benefits related to our losses.
Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, we recognized an income tax benefit of $0.8 million compared to $1.2 million during the six months ended June 30, 2021. The decrease of $0.5 million in the income tax benefit was primarily due to a decline in our ability to recognize the tax benefits related to our losses.

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
North America Paid Subscribers
We believe the number of paid subscribers is a relevant measure to gauge the size of our user base. Paid subscribers are total subscribers that have completed registration with fuboTV, have activated a payment method (only reflects one paying user per plan), from which fuboTV has collected payment in the month ending the relevant period. Users who are on a free (trial) period are not included in this metric. We had 0.9 million and 0.7 million paid subscribers in North America as of June 30, 2022 and 2021, respectively.
Non-GAAP North America Monthly Average Revenue Per User
We believe Non-GAAP North America Monthly ARPU is a relevant measure to gauge the revenue received per subscriber on a monthly basis. ARPU is defined as total subscriber revenue collected in the period, also known as Platform Bookings (subscriber and advertising revenues excluding other revenues) divided by the average daily paid subscribers in such period divided by the number of months in the period. Our North America ARPU was $71.38 and $71.16 for the six months ended June 30, 2022 and 2021, respectively.
Non-GAAP North America Monthly Average Cost Per User
We believe Non-GAAP North America Monthly ACPU is a relevant measure to gauge our variable expenses per subscriber. ACPU reflects Variable COGS per user, defined as subscriber related expenses less minimum guarantees expensed, payment processing for deferred revenue, In App Billing fees for deferred revenue and other subscriber related expenses in a given period, divided by the average daily subscribers in the period, divided by the number of months in the period. Our North America ACPU was $70.91 and $66.32 for the six months ended June 30, 2022 and 2021, respectively.
Non-GAAP North America Adjusted Contribution Margin
We believe Non-GAAP North America ACM is a relevant metric to gauge our per-subscriber profitability. ACM is calculated by subtracting ACPU from ARPU and dividing the result by ARPU. Our ACM was 0.7% and 6.8% for the six months ended June 30, 2022 and 2021, respectively.

Reconciliation of Certain GAAP to Non-GAAP Metrics
Reconciliation of Revenue to Non-GAAP North America Platform Bookings and Reconciliation of Subscriber Related Expenses to Non-GAAP North America Variable COGS and Non-GAAP North America Adjusted Contribution Margin (in thousands except average subscriber and average per user amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As-Reported	As-Reported	As-Reported	As-Reported
Revenue (GAAP)	$221,890	$130,884	$463,909	$250,604
Add (Subtract):
Rest of world revenue	(5,842)	(109)	(11,388)	(212)
Wagering	182	—	483	—
Other revenue	(109)	(50)	(109)	(50)
Prior period subscriber deferred revenue	(42,414)	(20,118)	(86,148)	(37,463)
Current period subscriber deferred revenue	41,139	24,419	83,554	44,537
Non-GAAP North America Platform Bookings	$214,846	$135,026	$450,301	$257,416
Divide:
Average Subscribers	997,979	622,042	1,051,489	602,911
Months in Period	3	6	6	6
Non-GAAP North America Monthly Average Revenue per User (Monthly ARPU)	$71.76	$72.36	$71.38	$71.16
Subscriber Related Expenses (GAAP)	218,900	120,500	464,561	233,807
Add (Subtract):
Payment Processing for Deferred Revenue (current period)	(134)	30	(436)	(34)
In-App Billing Fees for Deferred Revenue (current period)	(177)	3	(421)	9
(Minimum Guarantees) and Content Credits	—	4,713	(4,199)	9,151
Payment Processing for Deferred Revenue (prior period)	(115)	30	(79)	83
In-App Billing Fees for Deferred Revenue (prior period)	(71)	5	(68)	18
Other Subscriber Related Expenses	(8,289)	(1,371)	(11,988)	(3,109)
Non-GAAP North America Variable COGS	210,114	123,910	447,370	239,925
Divide:
Average Subscribers	997,979	622,042	1,051,489	602,911
Months in Period	3	3	6	6
Non-GAAP North America Monthly Average Cost per User (Monthly ACPU)	$70.18	$66.40	$70.91	$66.32
Non-GAAP North America Monthly Average Revenue per User (Monthly ARPU)	$71.76	$72.36	$71.38	$71.16
Subtract:
Non-GAAP North America Monthly Average Cost per User (Monthly ACPU)	$70.18	$66.40	$70.91	$66.32
Divide:
Non-GAAP North America Monthly Average Revenue per User (Monthly ARPU)	$71.76	$72.36	$71.38	$71.16
Non-GAAP North America Adjusted Contribution Margin	2.2%	8.2%	0.7%	6.8%

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
Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees, operating expenses, including payroll-related, marketing, technology and professional fees, and expenses related to the launch and operations of our wagering business. We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. On August 13, 2021, we entered into a sales agreement with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents, under which the Company may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million through the sales agents (the “2021 ATM Program”). During the six months ended June 30, 2022, we sold 29,843,580 shares of our common stock in at-the-market offerings pursuant to the Form S-3 and the 2021 ATM Program, resulting in net proceeds of approximately $220.2 million, after deducting agent commissions and issuance costs. As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $278.8 million and short-term investments consisting of time-based deposits of $100.0 million that will mature in December 2022.
On August 4, 2022, we terminated the 2021 ATM Program, and entered into a sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents under which the Company may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents. In addition, on August 5, 2022, we filed an additional shelf registration statement on Form S-3 (No 333-266557) under which, if declared effective by the SEC, we may offer from time to time in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.
We may be required to seek additional capital, including in the event we engage in repurchases of our debt or equity securities in the future. In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering additional debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or additional securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership. If we are unable to raise additional capital due to unfavorable market conditions, including rising interest rates, or otherwise, or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers, develop new technologies that can compete in a rapidly changing market with many competitors and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We believe our existing cash, cash equivalents, and short-term investments consisting of time-based deposits, will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months.

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
Cash Flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(217,832)	$(87,424)
Net cash used in investing activities	(107,166)	(5,178)
Net cash provided by financing activities	224,401	368,525
Net increase in cash, cash equivalents and restricted cash	$(100,597)	$275,923
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $217.8 million, which primarily consisted of our net loss of $257.1 million, adjusted for non-cash movements of $71.1 million. The non-cash movements primarily include $20.0 million of depreciation and amortization primarily related to intangible assets, $33.7 million of stock-based compensation, $10.7 million impairment expense on goodwill, $1.7 million change in fair value of warrant liabilities, $1.9 million of amortization of gaming licenses and market access fees, and $2.1 million of amortization of right of use assets. Change in operating assets and liabilities resulted in cash outflows of approximately $31.8 million primarily due to an increase in prepaid expenses and other current and long-term assets of $21.2 million offset by a net decrease in accounts payable and accrued expenses and other current and long-term liabilities of $8.8 million and decrease in deferred revenue of $2.0 million.
For the six months ended June 30, 2021, net cash used in operating activities was $87.4 million, which primarily consisted of our net loss of $165.1 million, adjusted for non-cash movements of $65.5 million. The non-cash movements included $18.5 million of depreciation and amortization expenses primarily related to intangible assets, $33.8 million of stock-based compensation, $6.6 million of amortization of debt discount and $6.6 million of change in fair value warrant liabilities partially offset by $1.2 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $12.2 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $9.0 million, a net decrease in accounts payable, accrued expenses and other current and long-term liabilities of $14.2 million due to timing of payments and an increase in deferred revenue of $7.1 million.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $107.2 million, which primarily consisted of purchase of short-term investments of $100.0 million, payments for market access and license fees of $4.2 million, capitalization of internally generated software of $1.9 million and $1.1 million of capital expenditures.
For the six months ended June 30, 2021, net cash used in investing activities was $5.2 million, which primarily consisted of a $1.7 million for merger and acquisition activity, $2.1 million of capital expenditures, and $1.3 million for payments for market access and license fees.
Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $224.4 million. The net cash provided is primarily related to $220.2 million of net proceeds received from the “at-the market” offering and $5.6 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $1.4 million of outstanding debt.

For the six months ended June 30, 2021, net cash provided by financing activities was $368.5 million. The net cash provided is primarily related to $389.9 million of proceeds received from the issuance of senior convertible notes and $3.3 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $24.7 million of outstanding debt.
Off-Balance Sheet Arrangements
As of June 30, 2022, there were no off-balance sheet arrangements.
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
Interest Rate Risk
As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $278.8 million and short-term investments in time deposits of $100.0 million that mature in December 2022. Our cash equivalents are generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of June 30, 2022, we had $410.0 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.5 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.5% of the consolidated amount for the three and six months ended June 30, 2022. We therefore have foreign currency risk with the euro, however, as of June 30, 2022, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not materially affect our revenue and operating income.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since inception. Our net loss for the six months ended June 30, 2022 was $257.1 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, expand into additional markets around the world, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.
We may not be able to obtain additional financing on terms favorable to us, if at all, due to unfavorable market conditions, including rising interest rates, or otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
As of June 30, 2022, we had $410.0 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.5 million.
Our obligations related to our outstanding or any future indebtedness could adversely affect our ability to take advantage of corporate opportunities, which could adversely affect our business, financial condition, and results of operations, including, but not limited to, the following:
•our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited, or financing may be unavailable;
•a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;
•lack of liquidity could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and
•if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements.
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
Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to retain and grow our subscriber base, as well as increase engagement among new and existing subscribers;
•our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;
•the addition or loss of popular content or channels, including our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all;
•our ability to effectively manage our growth;
•our ability to attract and retain existing advertisers;
•seasonal, cyclical or other shifts in revenue and expenses;
•our revenue mix, which drives gross profit;
•the entrance of new competitors or competitive products or services, whether by established or new companies;
•our ability to keep pace with changes in technology and our competitors, and the timing of the launch of new or updated products, content or features;
•interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;
•our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;
•costs associated with defending any litigation, including intellectual property infringement litigation;
•the impact of general economic conditions on our revenue and expenses; and
•changes in regulations affecting our business.

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
We have been expanding our operations internationally, and as our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments.
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
Our agreements with certain distribution partners may contain parity obligations which limit our ability to pursue unique partnerships.
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
As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. In the past, prior to our merger with fuboTV Media Inc. (formerly known as fuboTV Inc.) in 2020, we failed to prepare and disclose this information in a timely manner. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the exchange we are listed on, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all. We have experienced significant growth in the number of our employees and the scope of our operations to date and expect continued growth over the long term. As we expand, as a result of previously maintaining a limited staff, we may later determine that certain related party transactions were not properly identified, reviewed and approved prior to us entering into them with such related parties.
We will need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
We will need to improve our operational and financial systems to support our expected long term growth, along with increasingly complex business arrangements, and rules governing revenue and expense recognition, and any inability to do so could adversely affect our billing services and financial reporting.
We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations over the long term and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our subscribers, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.
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
In addition, from time to time, we release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Any such guidance will be composed of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed, and could differ materially from, any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.
Impairment in the carrying value of goodwill or long-lived assets could negatively affect our operating results .
We have a significant amount of goodwill and long-lived assets on our consolidated balance sheet. Under generally accepted accounting principles, annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and long-lived assets as of June 30, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $10.7 million for the wagering segment during the three months ended June 30, 2022. No goodwill impairment was recorded for the streaming segment. No impairments were recorded to long-lived assets in either segment.
While management cannot predict if or when additional future goodwill or long-lived asset impairments may occur, additional impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.
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
We launched our Fubo Sportsbook app in Iowa in November 2021 and in Arizona in December 2021. We expect to launch our Fubo Sportsbook app in additional states over the course of 2022, subject to obtaining requisite regulatory approvals, and are developing a broader strategic plan for Fubo Sportsbook based on market conditions and other factors. Expansion of our business into sports wagering, including through third-party partnerships, will generally subject us to the laws and regulations of the jurisdictions in which we will conduct our business or in some circumstances, of those jurisdictions in which our services are offered or are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection and, potentially, any additional laws and regulations that may impact our business partners. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may (along with existing laws and regulations) have a material adverse impact on our operations and financial results, or may prevent us from expanding into such businesses entirely. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. There is also risk that the U.S. federal government will enact new legislation relating to gaming, online gaming or sports wagering, or alter its interpretation of existing federal law as related to gaming, online gaming or sports wagering, which could have the effect of the limiting, delaying or halting the expansion of online gaming or sports wagering throughout the United States.
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
Participation in the sports wagering industry exposes our business to new risks that we have limited experience in handling. The nature and extent of such risks may be difficult to anticipate at this time, and therefore we may be relatively unprepared to manage these risks or may obtain inadequate insurance to cover potential claims resulting from these risks.
Examples of these risks include:
•There can be significant variation in gross win percentage event-by-event and day-by-day, and odds compilers and risk managers are capable of human error; thus even allowing for the fact that a number of wagering products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks.
•In some cases, the odds offered on a website constitute an obvious error, such as inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is commonplace virtually worldwide for operators to void bets associated with such palpable errors, and in most mature jurisdictions these bets can be voided without regulatory approval at operator discretion, but in the United States, it is unclear long term if state regulators will consistently approve voids or re-setting odds to correct odds on such bets, and in some cases, we may require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.
•We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
• Our ability to offer products and services related to sports wagering will be dependent on the occurrence of a wide-variety of professional, collegiate and potentially amateur sporting events upon which wagers may be offered, subject to the laws and regulations of the jurisdictions in which we operate. The cancellation or postponement of such sporting events due to pandemic, government action or labor dispute could consequently limit our ability to offer our sports wagering products or services.
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
Our sports wagering operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors. We launched the Fubo Sportsbook app in Iowa in November 2021 and in Arizona in December 2021, and we have entered into certain market access agreements with certain casinos, professional sports teams and other third parties and may enter into agreements with additional strategic partners and other third-party vendors. We are in the process of developing a broader strategic plan for Fubo Sportsbook based on market conditions and other factors. In particular, in light of a rapidly evolving macroeconomic environment, we are actively searching for a long-term strategic partner to assist in the development, operation and expansion of our sports wagering business. If we are unable to enter into such an arrangement on favorable commercial terms or at all, we may need to delay our expansion plans or scale back or cease our sports wagering operations.
The success of our sports wagering operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates, regulatory restrictions, and requirements. and license fees charged by jurisdictions across the United States; our ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of our products; our ability to attract third-party investment; our relationships with third-party providers (including platform providers) and the ability of these parties to meet specific delivery and performance objectives and to conform their offerings to the regulatory requirements of the jurisdictions in which we operate; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting events as a result of the COVID-19 pandemic; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.

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
Any gaming license may be revoked, suspended, or conditioned at any time. The loss of a gaming license in one jurisdiction, or failure to comply with regulatory requirements in a particular jurisdiction, could prompt the loss of a gaming license or affect our eligibility for such a license in another jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions, or could cause payment processors or other third parties to stop providing services to us which we may rely upon to deliver or promote our services. These potential losses could cause us to cease offering some or all of our product offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. The process of determining suitability may be expensive and time-consuming. Our delay or failure to obtain gaming licenses in any jurisdiction may prevent us from offering our products in such jurisdiction, increasing our customer base and/or generating revenues. A gaming regulatory body may refuse to issue or renew a gaming license if we, or one of our directors, officers, employees, major shareholders or business partners: (i) is considered to be a detriment to the integrity or lawful conduct or management of gaming, (ii) no longer meets or refuses to comply with a licensing or registration requirement, (iii) has breached or is in breach of a condition of licensure or registration or an operational agreement with a regulatory authority, (iv) has made a material misrepresentation, omission or misstatement in an application for licensure or registration or in reply to an inquiry by a person conducting an audit, investigation or inspection for a gaming regulatory authority, (v) has been refused a similar gaming license in another jurisdiction, (vi) has held a similar gaming license in that state or another jurisdiction which has been suspended, revoked or cancelled, or (vii) has been convicted of an offense, inside or outside of the United States that calls into question the honesty or integrity of us or any of our directors, officers, employees or associates.

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
Any person found unsuitable by a gaming authority may not hold directly or indirectly ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any company that is licensed with the relevant gaming authority beyond the time prescribed by the relevant gaming authority. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licenses in that specific jurisdiction and could impact the person’s ability to associate or affiliate with gaming license holders in other jurisdictions.
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

As a result, we sought shareholder approval at our 2022 annual meeting of shareholders to adopt an amendment to our articles of incorporation to facilitate compliance with applicable gaming regulations and to otherwise operate in a manner consistent with best industry practices. This amendment which was approved by our shareholders and subsequently adopted provides us with the right, subject to certain conditions set forth in the amendment to our articles of incorporation, to redeem shares held by an unsuitable person (a “Disqualified Holder”). Any redemption would be made at the per share purchase price equal to the average closing sale price of the shares as reported during the 30 trading days prior to the date upon which the company informs the shareholder of his, her or its status as a Disqualified Holder or, if the shares are not publicly traded at that time, the fair value of the shares as determined by the Board in accordance with the provisions of the amendment. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition.
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

Operating in international markets requires significant resources and management attention and subjects us to economic, political, regulatory and other risks that may be different from or incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:
•differing legal and regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;
•slower adoption and acceptance of streaming services in other countries;
•the need to adapt our content and user interfaces for specific cultural and language differences, including delivering support and training documentation in languages other than English;
•our ability to deliver or provide access to popular streaming channels or content to users in certain international markets;
•different or unique competitive pressures as a result of, among other things, the presence of local consumer electronics companies and the greater availability of free content on over-the-air channels in certain countries, such as France;
•challenges inherent in efficiently staffing and managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits, and compliance programs;
•political or social unrest, including the ongoing war between Russia and Ukraine, and economic instability;
•compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•compliance with various privacy, data transfer, data protection, accessibility, consumer protection and child protection laws in the European Union and other international markets that we operate in;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including local ownership requirements for streaming content providers and laws and regulations relating to privacy, data protection and information security, and the risks and costs of non-compliance with such laws, regulations and customs;
•regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;
•adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•differing legal and court systems, including limited or unfavorable intellectual property protection;
•fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
•profit repatriation and other restrictions on the transfer of funds;
•differing payment processing systems;
•working capital constraints; and

•new and different sources of competition.
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
Our financial performance is subject to worldwide economic conditions, including rising levels of inflation, and their impact on levels of advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a material adverse impact on our business. Historically, economic downturns have resulted in overall reductions in advertising spending.
Economic conditions may adversely impact levels of consumer spending, which could adversely impact the number of users of our TV streaming and sports wagering platforms. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. To the extent that overall economic conditions continue to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription and gaming revenue and negatively impact our business.

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
The market price of our common stock is subject to wide price fluctuations in response to various factors, many of which are beyond our control. The factors include:
•the impact on global and regional economies as a result of the COVID-19 pandemic;
•variations in our operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•announcements of developments affecting our business, systems or expansion plans by us or others;
•technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading, and other technical trading factors or strategies;
•competition, including the introduction of new competitors, their pricing strategies and services;
•announcements regarding stock repurchases and sales of our equity and debt securities;
•market volatility in general;
•the level of demand for our stock, including the amount of short interest in our stock; and
•the operating results of our competitors.
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
We may issue additional shares of capital stock in the future, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent a right to receive, capital stock. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time, including pursuant to our shelf registration statements on Form S-3, which could result in substantial dilution to our existing shareholders. New investors in such future transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 3, 2022, the Board approved the adoption of the 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan, as amended, including with respect to treatment of equity awards in the event of a merger or “Change in Control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NYSE inducement award exception or to comply with the NYSE acquisition and merger exception. In accordance with Rule 303A.08 of the NYSE Listed Company Manual, awards under the Inducement Plan may only be made as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 303A.08 of the NYSE Listed Company Manual, in connection with a merger or acquisition. The Board has reserved an initial total of 3,250,000 shares of the Company’s common stock for issuance under the Inducement Plan.

The foregoing description of the Inducement Plan is not complete and is qualified in its entirety by reference to the full text of the Inducement Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016

3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021

4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021
10.1	fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan					*
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (standard)					*
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (key employee)					*
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
0.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 8, 2022	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 8, 2022	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)