Form 10-Q
period 2022-09-30
fuboTV Inc. /FL
filed 2022-11-07
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 195,323,071 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

fuboTV Inc.
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “FuboTV,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, and strategies with respect to subscriber acquisition, impacts of the dissolution of our gaming business, and our international operations.
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
•Our revenue is subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$201,221	$374,294
Cash reserved for users	918	579
Short-term investments	100,000	—
Accounts receivable, net	43,938	34,308
Prepaid sports rights	34,242	3,284
Prepaid and other current assets	13,715	16,040
Total current assets	394,034	428,505

Property and equipment, net	6,307	6,817
Restricted cash	6,131	5,112
Intangible assets, net	202,932	218,186
Goodwill	607,223	630,269
Right-of-use assets	38,738	37,755
Other non-current assets	12,662	43,134
Total assets	$1,268,027	$1,369,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73,599	$56,460
Accrued expenses and other current liabilities	210,031	219,579
Notes payable	5,539	5,113
Deferred revenue	58,674	44,296
Warrant liabilities	—	3,548
Long-term borrowings - current portion	1,887	3,668
Current portion of lease liabilities	5,768	4,633
Total current liabilities	355,498	337,297

Convertible notes, net of discount	393,462	316,354
Deferred income taxes	1,279	2,431
Lease liabilities	37,279	34,129
Other long-term liabilities	18,963	8,686
Total liabilities	806,481	698,897

COMMITMENTS AND CONTINGENCIES (Note 14)

Redeemable non-controlling interest	1,528	—

Stockholders’ equity:
Common stock par value $0.0001: 400,000,000 shares authorized; 189,343,531 and 153,950,895 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19	16
Additional paid-in capital	1,889,274	1,691,206
Accumulated deficit	(1,406,107)	(1,009,293)
Non-controlling interest	(11,561)	(11,220)
Accumulated other comprehensive income (loss)	(11,607)	172
Total stockholders’ equity	$460,018	$670,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,268,027	$1,369,778
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022		2021
Revenues
Subscription	$201,911	$138,119	$621,022		$359,601
Advertising	22,714	18,570	67,886		47,642
Wagering	(176)	—	(659)		—
Other	364	1	473	—	51
Total revenues	224,813	156,690	688,722		407,294
Operating expenses
Subscriber related expenses	214,466	143,370	679,027		377,177
Broadcasting and transmission	16,608	14,320	54,062		37,266
Sales and marketing	57,975	50,381	134,950		94,038
Technology and development	20,129	15,257	62,477		46,696
General and administrative	21,989	27,288	81,663		73,735
Depreciation and amortization	8,521	9,332	28,502		27,788
Impairment of goodwill, intangible assets and other long-lived assets	35,454	—	46,136		—
Total operating expenses	375,142	259,948	1,086,817		656,700
Operating loss	(150,329)	(103,258)	(398,095)		(249,406)

Other income (expense)
Interest expense (net) and financing costs	(2,792)	(3,402)	(10,242)		(10,031)
Amortization of debt discount	(625)	(4,138)	(1,844)		(10,693)
Loss on extinguishment of debt	—	—	—		(380)
Change in fair value of warrant liabilities	—	4,490	(1,701)		(2,114)
Other income (expense)	608	(72)	895		(90)
Total other income (expense)	(2,809)	(3,122)	(12,892)		(23,308)
Loss before income taxes	(153,138)	(106,380)	(410,987)		(272,714)
Income tax benefit	392	515	1,150		1,733
Net loss	(152,746)	(105,865)	(409,837)		(270,981)
Less: Net loss attributable to non-controlling interest	98	14	341		105
Net loss attributable to common stockholders	$(152,648)	$(105,851)	$(409,496)		$(270,876)

Other comprehensive income (loss)
Foreign currency translation adjustment	(8,720)	—	(11,779)		—
Comprehensive loss	$(161,368)	$(105,851)	$(421,275)		$(270,876)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.82)	$(0.74)	$(2.32)		$(2.02)
Weighted average shares outstanding:
Basic and diluted	186,750,504	142,529,770	176,503,992		133,941,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$(11,220)	$172	$670,881
Issuance of common stock/At-the-Market offering, net of offering costs	27,443,580	2	203,794	—	—	—	203,796
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(87,946)	12,682	—	—	(75,264)
Exercise of warrants	540,541	—	10,249	—	—	—	10,249
Exercise of stock options	349,847	—	443	—	—	—	443
Delivery of common stock underlying restricted stock units	392,326	—	—	—	—	—	—
Stock-based compensation	—	—	19,449	—	—	—	19,449
Foreign currency translation adjustment	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to non-controlling interest	—	—	—	—	(93)	—	(93)
Net loss attributable to common stockholders	—	—	—	(140,724)	—	—	(140,724)
Balance at March 31, 2022 (Unaudited)	182,677,189	$18	$1,837,195	$(1,137,335)	$(11,313)	$(2,043)	$686,522
Issuance of common stock/At-the-Market offering, net of offering costs	2,400,000	1	16,391	—	—	—	16,392
Exercise of stock options	80,275	—	129	—	—	—	129
Delivery of common stock underlying restricted stock units	135,603	—	—	—	—	—	—
Stock-based compensation	—	—	14,209	—	—	—	14,209
Foreign currency translation adjustment	—	—	—	—	—	(844)	(844)
Net loss attributable to non-controlling interest	—	—	—	—	(150)	—	(150)
Net loss attributable to common stockholders	—	—	—	(116,124)	—	—	(116,124)
Balance at June 30, 2022 (Unaudited)	185,293,067	$19	$1,867,924	$(1,253,459)	$(11,463)	$(2,887)	$600,134
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock/At-the-Market offering, net of offering costs	1,815,351	—	8,530	—	—	—	8,530
Exercise of stock options	134,900	—	177	—	—	—	177
Delivery of common stock underlying restricted stock units	100,213	—	—	—	—	—	—
Issuance of restricted stock	2,000,000	—	—	—	—	—	—
Stock-based compensation	—	—	12,643	—	—	—	12,643
Foreign currency translation adjustment	—	—	—	—	—	(8,720)	(8,720)
Net loss attributable to non-controlling interest	—	—	—	—	(98)	—	(98)
Net loss attributable to common stockholders	—	—	—	(152,648)	—	—	(152,648)
Balance at September 30, 2022 (Unaudited)	189,343,531	$19	1,889,274	$(1,406,107)	$(11,561)	$(11,607)	$460,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	$(800,000)	$—	$(626,456)	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	—	—	—	—	—
Exercise of common stock warrants	—	—	536,825	—	15,803	—	—	—	—	15,803
Recognition of debt discount on 2026 Convertible Notes	—	—	—	—	88,059	—	—	—	—	88,059
Exercise of stock options	—	—	1,082,964	—	776	—	—	—	—	776
Issuance of treasury stock in connection with acquisition	—	—	—	—	8,538	623,068	—	—	—	8,538
Stock based compensation	—	—	—	—	9,374	—	—	—	—	9,374
Other	—	—	—	—	(5)	—	—	—	—	(5)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(76)	(76)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(70,110)	—	(70,110)
Balance at March 31, 2021 (Unaudited)	—	$—	140,549,783	$14	$1,383,029	(176,932)	$—	$(696,566)	$(11,170)	$675,307
Exercise of common stock warrants	—	—	71,428	—	500	—	—	—	—	500
Recognition of debt discount on 2026 Convertible Notes	—	—	—	—	(113)	—	—	—	—	(113)
Exercise of stock options	—	—	508,664	—	1,200	—	—	—	—	1,200
Stock based compensation	—	—	—	—	24,431	—	—	—	—	24,431
Other	—	—	(32,581)	—	2	—	—	—	—	2
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(15)	(15)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(94,915)	—	(94,915)
Balance at June 30, 2021 (Unaudited)	—	$—	141,097,294	$14	$1,409,049	(176,932)	$—	$(791,481)	$(11,185)	$606,397
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Issuance of common stock/At-the-Market offering, net of offering costs	—	—	2,412,968	1	69,823	—	—	—	—	$69,824
Exercise of warrants	—	—	744,997	—	3,688	—	—	—	—	$3,688
Exercise of stock options	—	—	430,151	—	570	—	—	—	—	$570
Delivery of common stock underlying restricted stock units	—	—	51,216	—	—	—	—	—	—	$—
Stock-based compensation	—	—	—	—	12,667	—	—	—	—	$12,667
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(14)	$(14)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(105,851)		$(105,851)
Balance at September 30, 2021 (Unaudited)	—	$—	144,736,626	$15	$1,495,797	(176,932)	$—	$(897,332)	$(11,199)	$587,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(409,837)	$(270,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,502	27,788
Amortization of gaming licenses and market access fees	2,957	—
Stock-based compensation	47,294	46,472
Impairment of goodwill, intangible assets and other long-lived assets	46,136	—
Amortization of debt discount	1,844	10,693
Loss on extinguishment of debt	—	380
Deferred income tax benefit	(1,150)	(1,733)
Change in fair value of warrant liabilities	1,701	2,114
Amortization of right-of-use assets	2,948	984
Other adjustments	1,571	449
Changes in operating assets and liabilities of business, net of acquisitions:
Cash reserved for users	(339)	—
Accounts receivable, net	(9,824)	(8,637)
Prepaid expenses and other assets	(53)	(10,587)
Prepaid sports rights	(30,958)	—
Accounts payable	19,173	21,341
Accrued expenses and other liabilities	(9,231)	21,029
Deferred revenue	14,448	18,466
Lease liabilities	354	(808)
Net cash used in operating activities	(294,464)	(143,030)

Cash flows from investing activities
Cash portion paid for acquisition	—	(1,740)
Purchase of short-term investments	(100,000)	—
Purchases of property and equipment	(1,146)	(3,862)
Capitalization of internal use software	(3,519)	—
Purchase of intangible assets - gaming	(2,700)	—
Payments for market access and license fee deposits	(3,462)	(30,071)
Net cash used in investing activities	(110,827)	(35,673)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-Market offering, net of offering costs	228,960	69,970
Proceeds from convertible note, net of issuance costs	—	389,446
Proceeds from exercise of stock options	749	2,546
Proceeds from the exercise of warrants	5,000	3,761
Repayments of notes payable and long-term borrowings	(1,472)	(24,709)
Net cash provided by financing activities	233,237	441,014

Net increase (decrease) in cash, cash equivalents and restricted cash	(172,054)	262,311
Cash, cash equivalents and restricted cash at beginning of period	379,406	136,221
Cash, cash equivalents and restricted cash at end of period	$207,352	$398,532

Supplemental disclosure of cash flows information:
Interest paid	$13,469	$7,670
Income taxes paid	$—	$—

Non-cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$—	$406,665
Issuance of treasury stock in connection with acquisition	$—	$8,538
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$75,264	$—
Cashless exercise of warrants	$5,249	$16,480
Accrued expenses - At-the-Market offering	$292	$146
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
During the year ended December 31, 2021, the Company launched a business-to-consumer online sports wagering business (“Online Sportsbook”) in the states of Iowa and Arizona, and in the state of New Jersey in third quarter of 2022. During the nine months ended September 30, 2022, the Company paid $6.2 million for gaming licenses pursuant to market access agreements with third parties in various states (See Note 7). On October 17, 2022, the Company ceased operation of its Online Sportsbook in connection with the dissolution of fubo Gaming Inc. ("Fubo Gaming") (see Note 15).
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $207.4 million, short-term investments in time deposits of $100.0 million that mature in December 2022, working capital of $38.5 million and an accumulated deficit of $1.4 billion as of September 30, 2022. The Company incurred a net loss of $152.7 million and $409.8 million for the three and nine months ended September 30, 2022, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses in the future.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As discussed further in Note 13, during the nine months ended September 30, 2022, the Company received net proceeds of approximately $229.0 million (after deducting $4.9 million in commissions and expenses) from sales of 31,658,931 shares of its common stock, at a weighted average gross sales price of $7.39 per share pursuant to At-the-Market Sales Agreements with its sales agents.
The Company believes that its current cash and cash equivalents and short-term investments will provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements.
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
Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries and non-wholly owned subsidiaries where the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of property and equipment and intangible assets, recoverability of goodwill and intangible assets, accruals for contingent liabilities, equity instruments issued in share-based payment arrangements, and accounting for income taxes, including the valuation allowance on deferred tax assets.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$201,221	$374,294
Restricted cash	6,131	5,112
Total cash, cash equivalents and restricted cash	$207,352	$379,406
Cash Reserved for Users
The Company maintains separate bank accounts to segregate users’ funds from operational funds. As of September 30, 2022, the cash reserved for users totaled approximately $0.9 million.
Short-term investments
The Company classifies its time-based deposits as cash and cash equivalents or short-term investments if it had a term at inception of greater or less than 90 days in accordance with ASC 320, Investments - Debt and Equity Securities. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period.
On June 27, 2022, the Company entered into a time-based deposit totaling $100.0 million which accrues interest monthly at a rate of 2.54% and matures on December 27, 2022 and is included in short-term investments on the accompanying condensed consolidated balance sheet as of September 30, 2022. No interest is paid until the settlement date of December 27, 2022.
At September 30, 2022, the Company had $100.0 million of short-term investments classified as held-to-maturity.
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The Company has two operating segments as of September 30, 2022 and December 31, 2021: streaming and wagering.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report. Except for the accounting for the 2026 Convertible Notes discussed in Note 10 and Licensed Content below, there were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2022.
Licensed Content
During the nine months ended September 30, 2022, the Company entered into various license agreements to obtain rights to certain live sports events. Costs incurred in acquiring certain rights to live sporting events are accounted for in accordance with ASC 920, Entertainment—Broadcasters (“ASC 920”). These program rights are expensed in a manner consistent with how it expects to monetize the licensed content, which is primarily based on subscription revenue.
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
Impairment Testing of Long-Lived Assets
Annually, or upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.
In August 2022 the Company initiated a strategic review of the Online Sportsbook, exploring a possible sale or partnership transaction, or possible dissolution. This represented a triggering event in that there will be a significant change in the extent and manner in which the long-lived assets of the Online Sportsbook will be used, and there is an expectation that the assets will be sold or otherwise disposed of. For the three months ended September 30, 2022, the Company determined the carrying value of the asset groups, within the Online Sportsbook, exceeded future undiscounted cash flows. The Company then calculated the fair value of the asset groups as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value in certain instances. Based on this analysis, the Company recognized an aggregate non-cash impairment charge of $35.5 million on intangible assets, prepaid market access agreements and property and equipment (see Notes 6 and Note 7).
Goodwill
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic loss per share:
Net loss	$(152,746)	$(105,865)	$(409,837)	$(270,981)
Less: net loss attributable to non-controlling interest	98	14	341	105
Net loss attributable to common stockholders	$(152,648)	$(105,851)	$(409,496)	$(270,876)

Shares used in computation:
Weighted-average common shares outstanding	186,750,504	142,529,770	176,503,992	133,941,485
Basic and diluted loss per share	$(0.82)	$(0.74)	$(2.32)	$(2.02)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Warrants to purchase common stock	166,670	893,266
Stock options	15,655,673	16,131,605
Unvested restricted stock units	6,859,083	1,331,380
Convertible notes variable settlement feature	6,966,078	6,966,078
Total	29,647,504	25,322,329
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Molotov Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition.
During the nine months ended September 30, 2022, the Company finalized its purchase price allocation of the assets acquired and liabilities assumed in the December 6, 2021 acquisition of Molotov based on new information obtained about facts and circumstances that existed as of the acquisition date. During the nine months ended September 30, 2022, the Company recorded measurement period adjustments to its acquisition date goodwill to record the non-controlling interest of $1.8 million for the remaining 1.5% of Molotov’s equity interest and adjustments to right of use assets, lease liabilities, accounts payable, and accrued expenses based on additional information obtained about conditions that existed as of the acquisition date. The following table presents the allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill (in thousands):

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
Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Molotov. The Company allocated the goodwill to its streaming reporting unit.
The estimated useful lives and fair value of the intangible assets acquired are as follows (in thousands):

	Estimated Useful Lives (Years)	Fair Value
Customer relationships	2	$9,271
Trade names	2	$679
Software and technology	6	$8,479
Total		$18,429

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription	$201,911	$138,119	$621,022	$359,601
Advertising	22,714	18,570	67,886	47,642
Wagering	(176)	—	(659)	—
Other	364	1	473	51
Total revenues	$224,813	$156,690	$688,722	$407,294
The following tables summarize subscription revenue and advertising revenue by region for the three and nine months ended September 30, 2022 and 2021 (in thousands):
Subscription

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States and Canada (North America)	$196,298	$138,021	$604,707	$359,291
Rest of world	5,613	98	16,315	310
Total subscription revenues	$201,911	$138,119	$621,022	$359,601
Advertising

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States and Canada (North America)	$22,542	$18,570	$67,029	$47,642
Rest of world	172	—	857	—
Total advertising revenues	$22,714	$18,570	$67,886	$47,642
Contract balances
There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of September 30, 2022, and December 31, 2021, the Company’s contract liabilities totaled approximately $58.7 million and $44.3 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 – Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

	Useful Life (Years)	September 30, 2022	December 31, 2021
Buildings	20	$424	$732
Furniture and fixtures	5	429	361
Computer equipment	3-5	3,989	3,856
Leasehold improvements	Term of lease	5,196	4,495
		10,038	9,444
Less: Accumulated depreciation		(3,731)	(2,627)
Total property and equipment, net		$6,307	$6,817
Depreciation expense totaled approximately $0.5 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense totaled approximately $1.3 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.
For the three and nine months ended September 30, 2022, the Company recognized an impairment charge of approximately $0.3 million relating to a building owned in connection with the Company’s Online Sportsbook. The expense is recorded in impairment of goodwill, intangible assets, and other long-lived assets in the wagering segment on the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at September 30, 2022 and December 31, 2021 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	September 30, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$31,659	$(27,003)	$4,656
Trade names	2 - 9	6.5	38,781	(10,854)	27,927
Software and technology	3 - 9	6.1	198,176	(53,051)	145,125
Gaming licenses and market access fees	2 - 10	6.6	28,507	(3,283)	25,224
Total			$297,123	$(94,191)	$202,932

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2021
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	2.2	$32,965	$(21,105)	$11,860
Trade names	2 - 9	7.2	38,876	(7,455)	31,421
Software and technology	3 - 9	8.7	195,852	(35,572)	160,280
Gaming licenses and market access fees	2 - 5	4.8	14,951	(326)	14,625
Total			$282,644	$(64,458)	$218,186
The intangible assets are being amortized over their respective original useful lives, which range from two to ten years. The Company recorded amortization expense related to the above intangible assets of approximately $9.2 million and $9.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $30.2 million and $27.3 million for the nine months ended September 30, 2022 and 2021, respectively.
For the three and nine months ended September 30, 2022, in connection with the Company's Online Sportsbook, the Company recorded an impairment charge of approximately $0.2 million relating to gaming licenses and market access fees. The expense is recorded in impairment of goodwill, intangible assets, and other long-lived assets in the wagering segment on the accompanying condensed consolidated statements of operations and comprehensive loss.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2022	$12,221
2023	37,190
2024	32,797
2025	29,421
2026	28,557
Thereafter	62,746
Total	$202,932
Prepaid Market Access Agreements
During the nine months ended September 30, 2022, the Company paid $3.5 million, respectively, for gaming licenses pursuant to market access agreements in states where the market access is pending regulatory approval as of September 30, 2022. The $3.5 million is included in other non-current assets on the accompanying condensed consolidated balance sheet as of September 30, 2022.
For the three and nine months ended September 30, 2022, the Company recorded an impairment charge of approximately $35.0 million relating to prepaid market access fees. The expense is recorded in impairment of goodwill, intangible assets, and other long-lived assets in the wagering segment on the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the balance of prepaid market access agreements was $8.2 million and $39.8 million, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The following table is a summary of the changes to goodwill for the nine months ended September 30, 2022 (in thousands):

	Streaming	Wagering	Total
Balance - December 31, 2021	$619,587	$10,682	$630,269
Molotov purchase accounting adjustment	(497)	—	(497)
Impairment	—	(10,682)	$(10,682)
Foreign currency translation adjustment	(11,867)	—	$(11,867)
Balance - September 30, 2022	$607,223	$—	$607,223

As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an interim impairment test of its goodwill and long-lived assets as of June 30, 2022. The Company recorded a non-cash goodwill impairment charge of $10.7 million during the six months ended June 30, 2022 for the wagering segment due to changes in operating conditions, including temporary delays of launches in new markets. The impairment charge represents all of the goodwill in the wagering segment.
The results of the impairment test also showed that the fair value of the streaming segment as a percentage of its carrying value was 101.7%, with the carrying value including approximately $607.2 million of goodwill. Therefore, no impairment charge was recorded during the interim impairment test.
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
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	September 30, 2022	December 31, 2021
Affiliate fees	$162,901	$177,692
Broadcasting and transmission	13,067	15,179
Selling and marketing	36,275	17,750
Accrued compensation	14,432	12,107
Legal and professional fees	5,418	7,316
Sales tax	33,995	27,316
Deferred royalty	21,902	10,510
Accrued interest	1,490	5,057
Subscriber related	2,830	3,601
Other	10,283	8,197
Total	$302,593	$284,725

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	392	515	1,150	1,733
Effective tax rate	0.26%	0.49%	0.28%	0.64%
The Company’s effective tax rates were lower than the U.S. statutory rate of 21% primarily due to a valuation allowance recorded against the Company’s deferred tax assets in these periods.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At September 30, 2022 and December 31, 2021, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the Company continued to maintain a valuation allowance against such assets.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	September 30, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(9,038)	$393,462
Note payable	10.0%	2,700	2,802	—	5,502
Bpi France	2.25%	1,887	—	—	1,887
Other	4.0%	30	7	—	37
		$407,117	$2,809	$(9,038)	$400,888

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2021
2026 Convertible Notes	3.25%	$402,500	$—	$(86,146)	$316,354
Note payable	10.0%	2,700	2,377	—	$5,077
Bpi France	2.25%	2,422	—	—	$2,422
Société Générale	0.25%	1,246	—	—	$1,246
Other	4.0%	30	6	—	36
		$408,898	$2,383	$(86,146)	$325,135
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
During the three and nine months ended September 30, 2022, the Company paid approximately $6.9 million and $13.4 million, respectively, of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million and $1.8 million, respectively, included in amortization of debt discount in the condensed consolidated statements of operations and comprehensive loss. The fair value (Level 2) of the 2026 Convertible Notes was $191.4 million as of September 30, 2022.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.5 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. On June 6, 2022, Cam Digital, LLC filed a lawsuit against Pulse Evolution Corporation (“Pulse Evolution”), a subsidiary of EAI, seeking payment of principal and interest under the Cam Digital Note from Pulse Evolution. The outstanding balance as of September 30, 2022, including interest and penalties, is $5.5 million and is included in notes payable on the accompanying condensed consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of September 30, 2022, the principal balance and accrued interest totaled approximately $37,000 and is included in notes payable on the accompanying condensed consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates between 0.25% - 2.25% per annum. During the nine months ended September 30, 2022, the Company repaid principal and interest of approximately $1.5 million. As of September 30, 2022, the principal balance totaled approximately $1.9 million and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheet.
Note 11 – Segments
Prior to the third quarter of 2021, the Company operated its business and reported its results through a single reportable segment. As a result of the launch of the Company’s Online Sportsbook, the Company began to operate its business and report its results through two operating and reportable segments: streaming and wagering. During the fourth quarter of 2022, the Company ceased operation of its Online Sportsbook in connection with the dissolution of Fubo Gaming. As a result, the Company expects it will begin to report its results through a single reportable segment effective in the first quarter of 2023.
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
The following tables set forth our financial performance by reportable segment for the three and nine months ended September 30, 2022 (in thousands). Comparable information for the three and nine months ended September 30, 2021 is not presented because the Online Sportsbook had not commenced operations during the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2022
	Streaming	Wagering	Total
Revenue	$224,989	$(176)	$224,813
Adjusted operating expenses
Subscriber related expenses	214,450	—	214,450
Broadcasting and transmission	16,608	—	16,608
Sales and marketing	49,857	2,684	52,541
Technology and development	15,249	2,303	17,552
General and administrative	11,783	4,597	16,380
Depreciation and amortization	8,408	113	8,521
Impairment of goodwill, intangible assets and other long-lived assets	—	35,454	35,454
Total adjusted operating expenses	316,355	45,151	361,506
Stock-based compensation			13,636
Other expense			2,809
Loss before income taxes	$(91,366)	$(45,327)	$(153,138)

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022
	Streaming	Wagering	Total
Revenue	$689,381	$(659)	$688,722
Adjusted operating expenses
Subscriber related expenses	678,935	—	678,935
Broadcasting and transmission	54,062	—	54,062
Sales and marketing	107,501	8,883	116,384
Technology and development	46,896	7,414	54,310
General and administrative	49,228	11,966	61,194
Depreciation and amortization	28,174	328	28,502
Impairment of goodwill, intangible assets and other long-lived assets	—	46,136	46,136
Total adjusted operating expenses	964,796	74,727	1,039,523
Stock-based compensation			47,294
Other expense			12,892
Loss before income taxes	$(275,415)	$(75,386)	$(410,987)

	September 30, 2022
	Streaming	Wagering	Total
Total Assets	$1,224,711	$43,316	$1,268,027
Total Goodwill	$607,223	$—	$607,223
Total Intangibles, net	$177,708	$25,224	$202,932
The following tables set forth our financial performance by geographical location (in thousands):

	Total Revenue		Total Assets
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	September 30, 2022
United States	$214,245	$665,493	$1,224,711
Rest of world	10,568	23,229	43,316
Total	$224,813	$688,722	$1,268,027

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 12 – Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of September 30, 2022, and December 31, 2021 (in thousands):

	Fair value measured at September 30, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets at fair value:
Cash and cash equivalents	$201,221	$—	$—	$201,221
Short-term investments	$100,000	$—	$—	$100,000
Total assets at fair value	$301,221	$—	$—	$301,221

	Fair value measured at December 31, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets at fair value:
Cash and cash equivalents	$374,294	$—		$374,294
Total assets at fair value	$374,294	$—	$—	$374,294

Liabilities at fair value:
Warrant liabilities	$—	$—	$3,548	$3,548
Total liabilities at fair value	$—	$—	$3,548	$3,548
The Company's cash and cash equivalents, and time-based deposits are recorded at carrying value, which generally approximates fair value based on Level 1 measurements. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. As of September 30, 2022, the Company held $50.0 million in a money market account classified as cash and cash equivalents and $100.0 million of time-based deposits classified as short-term investments in the condensed consolidated balance sheet. There were no time-based deposits as of December 31, 2021. See Note 3 for further discussion of the Company’s accounting policies relating to its money market accounts and time-based deposits.
Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, there were no warrant liabilities outstanding.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the nine months ended September 30, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2021	$3,548
Change in fair value	1,701
Redemption	(5,249)
Fair value at September 30, 2022	$—
Note 13 – Stockholders’ Equity
At-the-Market Sales Agreements
2021 ATM Offering
On August 13, 2021, the Company entered into an At-the-Market Sales Agreement (the "2021 Sales Agreement") with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents (each, a “prior manager” and together, the “prior managers”), pursuant to which the Company, from time to time, sold shares of its common stock having an aggregate offering price of up to $500.0 million through the prior managers. The Company paid the prior managers a commission of up to 3.0% of the aggregate gross proceeds the Company received from all sales of the Company’s common stock under the 2021 ATM Offering. Effective August 4, 2022, the Company terminated the 2021 ATM Offering.
2022 ATM Offering
On August 4, 2022, the Company entered into an At-the Market Sales Agreement (the "2022 Sales Agreement," and, together with the 2021 Sales Agreement, the "ATM Sales Agreements") with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents (each, a “manager” and together, the “managers”) pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $350.0 million through the managers (the “2022 ATM Offering”).
Upon delivery of a placement notice and subject to the terms and conditions of the 2022 Sales Agreement, the managers may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the 2022 Sales Agreement, each manager will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Company will pay the managers a commission for their services in acting as agents in the sale of common stock at a commission rate of up to 3% of the gross sales price of the shares of the Company’s common stock sold through them pursuant to the 2022 Sales Agreement. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of the shares under the 2022 Sales Agreement. The offering of shares of common stock pursuant to the 2022 Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the 2022 Sales Agreement or (ii) termination of the 2022 Sales Agreement in accordance with its terms.
During the nine months ended September 30, 2022, the Company received net proceeds of approximately $229.0 million (after deducting $4.9 million in commissions and expenses) from sales of 31,658,931 shares of its common stock, at a weighted average gross sales price of $7.39 per share pursuant to the ATM Sales Agreements. As of September 30, 2022, there was $340.8 million of common stock remaining available for sale under the 2022 Sales Agreement.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Framework Agreement with MEP FTV
On August 2, 2022 (the "Effective Date"), Fubo Studios Inc. (formerly known as Fubo Entertainment Inc.), a subsidiary of the Company, entered into a binding framework agreement (the “Framework Agreement”) with MEP FTV Holdings, LLC (“MEP FTV”) and Maximum Effort Productions, Inc. (“MEP” and, together with MEP FTV, “Maximum Effort”), memorializing the parties’ collaboration on a forthcoming Maximum Effort linear channel and original programming for launch on FuboTV. Maximum Effort is a premiere entertainment production company led by Ryan Reynolds and George Dewey. Pursuant to the Framework Agreement, the Company and Maximum Effort desire to work together to (1) develop scripted and unscripted television programs intended for initial distribution on Fubo’s platform (the “Projects”) and (2) create a new television channel with unique content, features and functionality (the “Network”).
In connection with the Framework Agreement, as consideration for Maximum Effort’s participation in the collaboration, the Company entered into a Restricted Stock Award Agreement dated August 12, 2022 (the “RSA Agreement”) pursuant to which it has agreed to issue to MEP FTV(i) 2,000,000 shares of restricted common stock, par value $0.0001 (“Common Stock”), of the Company, within 10 business days after the Effective Date (“First Closing Date”) (“Tranche 1”); (ii) a number of shares of Common Stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of Common Stock for the 30 trading days preceding the first anniversary of the Effective Date, within 10 business days after the first anniversary of the Effective Date (“Second Closing Date”) (“Tranche 2”); and (iii) a number of shares of Common Stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of Common Stock for the 30 trading days preceding the second anniversary of the Effective Date, within 10 business days after the second anniversary of the Effective Date (“Third Closing Date”) (“Tranche 3”) (collectively, the “Shares”). The Shares will be subject to transfer restrictions until various time- and performance-based milestones are met, and, during this restricted period, will be subject to potential forfeiture if the Framework Agreement is terminated under certain conditions. The Parties agree that 80% of the equity grant shall be allocated as consideration for the Projects and 20% of the equity grant shall be allocated as consideration for the Network.
Because shares of the Company’s common stock will be issued as consideration for the Framework Agreement, the Company accounted for the RSA Agreement pursuant to the non-employee guidance in ASC 718, Compensation – Stock Compensation.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Warrants
Pursuant to the Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. As of September 30, 2022, the unrecognized stock-based compensation totaled $0.4 million.
A summary of the Company’s outstanding warrants as of September 30, 2022, are presented below (in thousands, except share and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	565,544	$9.96	$3,546	0.1
Granted	166,667	$15.00
Exercised	(540,541)	$9.25		-
Expired	(25,000)	$9.25
Outstanding and exercisable as of September 30, 2022	166,670	$17.40	$—	9.8
The Company estimated the fair value of the warrants granted during the three and nine months ended September 30, 2022 using the Monte Carlo valuation model as follows:

Dividend yield	—
Expected price volatility	107.0%
Risk free interest rate	2.8%
Expected term (years)	10.0
Stock-based compensation
During the three and nine months ended September 30, 2022 and 2021 the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscriber related	$15	$13	$91	$43
Sales and marketing	5,432	821	18,565	2,324
Technology and development	2,575	1,535	8,164	12,156
General and administrative	5,614	10,298	20,474	31,949
	$13,636	$12,667	$47,294	$46,472

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
Stock Options
A summary of stock option activity for the nine months ended September 30, 2022, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2021	11,454,890	$6.40	$70,231	7.4
Exercised	(565,022)	$1.33
Forfeited or expired	(507,492)	$10.95
Outstanding as of September 30, 2022	10,382,376	$6.46	$7,975	6.2

Options vested and exercisable as of September 30, 2022	7,816,011	$5.63	$7,854	5.8
There were no options granted during the three and nine months ended September 30, 2022.
During the nine months ended September 30, 2021, the Company granted options to purchase 220,099 shares of common stock with an aggregate fair value of $3.2 million.
As of September 30, 2022, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $11.7 million to be recognized over a period of 1.5 years. As of September 30, 2021, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $31.1 million to be recognized over a period of 2.4 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the nine months ended September 30, 2022 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2021	4,453,297	$12.75	$17,933	5.7
Outstanding as of September 30, 2022	4,453,297	$12.75	$—	4.9

Options vested and exercisable as of September 30, 2022	3,536,630	$10.98	$—	4.7
There were no market and service-based options granted during the nine months ended September 30, 2022. The Company granted 1,375,000 market and service-based options during the nine months ended September 30, 2021.
As of September 30, 2022, there was $5.6 million of unrecognized stock-based compensation expense for market and service-based stock options. As of September 30, 2021, there was $14.9 million of unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company awarded the CEO an option which vests based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, an increase in the number of subscribers, the launch of new markets and, commencing in 2023, creation of new revenue streams. The Company's board of directors (the "Board") will review attainment of such goals annually from 2021 through 2025 warranted on a given “Determination Date” (subsequent to the Company’s calendar year end) to determine if any vesting is warranted. The Board may determine vesting at, above, or below 20% of the shares subject to the performance option on a given Determination Date. All shares may be eligible for vesting until the Determination Date following the 2025 calendar year. Any such vesting is subject to the CEO’s continuation in service with the Company through the applicable Determination Date. Because the number of shares to be earned on each Determination Date is subject to the discretion of the Board, the compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. During the nine months ended September 30, 2022, the Board determined that the option would vest with respect to 820,000 shares for the 2021 calendar year. Upon each subsequent Determination Date in 2023, 2024, 2025, and 2026 stock-based compensation expense will be remeasured and adjusted to reflect the grant date fair value.
Modification of Options
During the nine months ended September 30, 2022, the Board approved the acceleration of vesting and extended the post-termination exercisability of certain employee stock options and restricted stock units. The Company reported $2.2 million of expense during the nine months ended September 30, 2022 as a result of the accelerated vesting of stock options and restricted stock units.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Service-based Restricted Stock Awards
Framework Agreement - Project Restricted Stock Awards
In connection with the Framework Agreement, stock-based compensation cost for Project restricted stock awards (the "Project RSAs") totaling approximately $23.0 million is measured as the fair value of the 1,600,000 shares issued for the first tranche issued on August 12, 2022, $7.0 million, plus the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2023, and the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2024. Compensation cost will be recognized on a straight-line basis over the term of the three-year service period as if the Company paid cash for the services. The second two tranches are liability classified because they are a fixed monetary amount, settleable in shares. As compensation cost is recognized for these tranches, a corresponding credit to share-based liabilities will be recorded and reclassified to equity upon issuance of the related shares.
In connection with the Project RSAs, as of September 30, 2022, the unrecognized stock-based compensation totaled $21.9 million, and $0.7 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
Performance-based Restricted Stock Awards
Framework Agreement - Network Restricted Stock Awards
The restricted stock awards allocated as consideration for the Network (“Network RSAs”) are performance-based RSAs. The performance condition consists of creating a new television channel with unique content, features and functionality. Compensation cost is measured on the grant date for shares that vest based upon the achievement of the performance condition are recognized when probable over the requisite service period, that is the implicit service period over which the performance conditions are probable of achievement.
Stock-based compensation cost for the Network RSAs totaling approximately $5.7 million is measured as the fair value of the 400,000 shares issued for the first tranche issued on August 12, 2022, $1.7 million, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2023, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2024. The Network RSAs are subject to forfeiture until launch of the Network. The Company determined the that it is probable that the Network will be launched by the end of the two-year service agreement. The Company will recognize the total fair value of $5.7 million ratably over the two-year period. Should the performance condition not be achieved, the Company will reverse any stock-based compensation cost recognized for the Network RSAs.
In connection with the Network RSAs, as of September 30, 2022, the unrecognized stock-based compensation totaled $5.3 million, and $0.3 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	2,785,800	$25.73
Granted	3,512,728	$5.70
Vested	(350,635)	$26.93
Forfeited	(708,810)	$14.59
Unvested at September 30, 2022	5,239,083	$13.73

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022, the unrecognized stock-based compensation related to restricted stock units totaled $56.6 million, had an aggregate intrinsic value of approximately $18.6 million, and a weighted average remaining contractual term of 3.1 years. As of September 30, 2021, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $35.0 million, and had an aggregate intrinsic value of $32.1 million and a weighted average remaining contractual term of 3.2 years.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit activity during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,900,000	$33.87
Vested	(280,000)	$33.87
Unvested at September 30, 2022	1,620,000	$33.87
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
During the nine months ended September 30, 2022, the Company issued 280,000 shares of its common stock in connection with the vesting of PRSUs. During the nine months ended September 30, 2022 the Company recognized $14.4 million of stock-based compensation. As of September 30, 2022, the unrecognized stock-based compensation related to PRSUs totaled $44.4 million.
Note 14 – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases
Operating lease cost	$1,648	$469	$4,946	$1,248
Other lease cost	85	178	230	178
Operating lease expense	1,733	647	5,176	1,426
Short-term lease rent expense	38	41	141	41
Total rent expense	$1,771	$688	$5,317	$1,467

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash flows from operating leases	$667	$462	$1,644	$1,136
Right of use assets exchanged for operating lease liabilities	$—	$—	$3,931	$3,522
Weighted average remaining lease term - operating leases	11.2	5.0	11.2	5.0
Weighted average remaining discount rate - operating leases	7.3%	5.7%	7.3%	5.7%
As of September 30, 2022, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2022	$660
Year Ended December 31, 2023	5,692
Year Ended December 31, 2024	6,822
Year Ended December 31, 2025	6,504
Year Ended December 31, 2026	5,833
Thereafter	40,980
Total	66,491
Less present value discount	(23,444)
Operating lease liabilities	$43,047
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Market Access Agreements

Year Ended December 31, 2022	$2,853
Year Ended December 31, 2023	4,000
Year Ended December 31, 2024	4,000
Year Ended December 31, 2025	4,000
Year Ended December 31, 2026	3,875
Thereafter	8,500
Subtotal	27,228
Less present value discount	(5,326)
Total	$21,902

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Annual Sponsorship Agreements

Year Ended December 31, 2022	$2,405
Year Ended December 31, 2023	6,581
Year Ended December 31, 2024	6,830
Year Ended December 31, 2025	7,010
Year Ended December 31, 2026	3,325
Thereafter	19,675
Total	$45,826
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

Year Ended December 31, 2022	$10,622
Year Ended December 31, 2023	41,687
Year Ended December 31, 2024	26,065
Year Ended December 31, 2025	13,748
Year Ended December 31, 2026	13,748
Thereafter	18,330
Total	$124,200
During the nine months ended September 30, 2022, the Company made upfront payments totaling approximately $42.9 million, which are recorded in prepaid and other current assets on the condensed consolidated balance sheet.
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
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Additional allegations, or litigation, may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by the Company of Fubo Gaming’s contractual obligations.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al. (Index No. 605474/20 Supreme Court of the State of New York.
On June 8, 2020, Andrew Kriss and Eric Lerner filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others. On November 12, 2020, plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud, and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company believes the claims are without merit and intends to vigorously defend this litigation and on January 19, 2021, the Company filed a motion to dismiss all claims asserted against it. A court conference was held on November 15, 2021, and the court confirmed that the motion to dismiss was fully submitted. On August 18, 2022, the Court issued an order dismissing all claims against the Company.
Note 15 – Subsequent events
On October 17, 2022, the Company filed a Certificate of Dissolution with the Secretary of State of the State of Delaware to dissolve its wholly owned subsidiary, Fubo Gaming. As previously announced, the Company had placed its interactive wagering business under strategic review following the Board’s decision not to move forward with the business without a strategic partner. In connection with the dissolution of Fubo Gaming, the Company concurrently ceased operation of its Online Sportsbook.
The Company expects to incur certain immaterial charges in connection with these matters, primarily related to severance and other employee-related costs; however, the Company may also incur further charges, the amount and timing of which cannot be estimated at this time. In addition, the Company expects to incur certain additional non-cash impairment charges of intangible assets and other assets of up to approximately $34.0 million in the fourth quarter of 2022, primarily relating to market access agreements, as well as to incur certain cash charges for the termination of certain contracts, the amount and timing of which cannot be estimated at this time.

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
•Grow our paid subscriber base
•Optimize engagement and retention
•Increase monetization.
Recent Developments — Fubo Gaming Dissolution
On October 17, 2022, we filed a Certificate of Dissolution with the Secretary of State of the State of Delaware to dissolve our wholly owned subsidiary, fubo Gaming Inc. (“Fubo Gaming”). As previously announced, we had placed our interactive wagering business under strategic review following the decision by our Board of Directors (the "Board") not to move forward with the business without a strategic partner. In connection with the dissolution of Fubo Gaming, we concurrently ceased operation of Fubo Sportsbook (as defined below).
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
We launched a business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in the states of Iowa and Arizona in the fourth quarter of 2021 and in New Jersey during the third quarter of 2022. During the nine months ended September 30, 2022, we entered into market access agreements with third parties in various states and paid $6.2 million under those market access agreements. See Note 7 in the accompanying unaudited condensed consolidated financial statements. On October 17, 2022, we ceased operation of Fubo Sportsbook in connection with the dissolution of Fubo Gaming. See "—Recent Developments—Fubo Gaming Dissolution."

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
During the fourth quarter of 2022, we ceased operation of Fubo Sportsbook in connection with the dissolution of Fubo Gaming. As a result, we expect to present discontinued operations disclosures in our consolidated financial statements for the fiscal year ending December 31, 2022 and will begin to report our results through a single reportable segment effective in the first quarter of 2023.
Key Factors and Trends Impacting Performance
Our financial condition and results of operations have been, and may in the future be, affected by a number of factors and trends, such as those described in Part II, Item 1A, “Risk Factors” and the following:
Brand Awareness
Building and maintaining a strong brand is important to our ability to attract and retain subscribers, as potential subscribers have a number of pay TV choices. We and our competitors must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay TV services. As a result, we continue to experience increased competition, including from larger companies with greater resources to promote their brands through traditional forms of advertising, such as print media and TV commercials, as well as Internet advertising and website product placement. We primarily rely on paid marketing channels (such as social media, search advertising, display advertising, radio, out of home and television) to grow our brand and reach new subscribers. If these channels become less efficient our growth could be adversely affected.
Subscriber Acquisition, Retention and Engagement
Our long-term growth will depend in part on our ability to grow and retain our subscriber base, as well as increase engagement by our subscribers. The relative service levels, content offerings, pricing and product experience of our platform will impact our ability to attract and retain subscribers versus our competitors. If consumers perceive a reduction in the value of our platform because, for example, we introduce new or adjust existing features, adjust pricing or platform offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. To the extent that our competition pursues aggressive promotional campaigns, our value proposition may also be adversely impacted.
Acceleration or Deceleration of Cord-Cutting
In recent years, including as a result of the ongoing COVID-19 pandemic, we and other streaming services have experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. Although traditional pay TV currently accounts for the majority of TV viewing hours for U.S. households; the proportion has declined in recent years as customers cut the cord. While we believe consumers are increasingly favoring the streaming services based on, among other factors, customer experience and pricing considerations, these positive trends for our business may not continue during future periods.

Shift of Advertising Dollar Spend from Traditional Pay TV to Connected TV
Our business model depends on our ability to grow ad inventory on our platform and sell it to advertisers. We operate in a highly competitive advertising industry and we compete for revenue from advertising with other streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. Many advertisers devote a substantial portion of their advertising budgets to traditional media, and we expect advertisers may do so in the future. Although traditional TV advertisers have shown a growing interest in over-the-top (“OTT”) advertising, we cannot be certain that their interest will increase in the future. If advertisers do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business. In addition, advertising spend is affected by broader macroeconomic conditions, and therefore economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars.
Content Acquisition and Renewal
Our ability to compete successfully will depend, among other things, on our ability to obtain desirable content and deliver it to our subscribers at competitive prices. The addition or loss of popular content or channels, including our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all, could affect our results and our ability to grow our business. Content costs represent the majority of our “Subscriber related expenses” and the largest component of our total operating expenses. We have seen an increase in these costs in recent periods, and we expect further increases in the future. Moreover, the renewal of long-term content contracts may be on less favorable pricing terms in the future. As a result, our margins may face pressure if we are unable to renew our long-term content contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our subscribers. In addition, as content providers bring to market their own direct-to-consumer streaming services, the differentiated value proposition offered by our content mix may diminish.
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
COVID-19 and Other Macroeconomic Factors
The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout the third quarter of 2022. In response to the COVID-19 pandemic, we took a number of precautionary measures to protect the health and safety of our employees, including by transitioning our workforce to remote working as we temporarily closed our offices beginning in March 2020. We have subsequently reopened our offices; however, most of our employees continue to work remotely, and, in the long term, we expect some personnel to continue to do so on a regular basis.
The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption. In addition, mounting inflationary cost pressures and potential recession indicators have negatively impacted the global economy. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.
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
Other
Other revenue is generated from commissions earned on sales through channel distribution platform.
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
Income Tax Benefit
The income tax benefit is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022		2021
Revenues
Subscription	$201,911	$138,119	$621,022		$359,601
Advertising	22,714	18,570	67,886		47,642
Wagering	(176)	—	(659)		—
Other	364	1	473	—	51
Total revenues	224,813	156,690	688,722		407,294
Operating expenses
Subscriber related expenses	214,466	143,370	679,027		377,177
Broadcasting and transmission	16,608	14,320	54,062		37,266
Sales and marketing	57,975	50,381	134,950		94,038
Technology and development	20,129	15,257	62,477		46,696
General and administrative	21,989	27,288	81,663		73,735
Depreciation and amortization	8,521	9,332	28,502		27,788
Impairment of goodwill, intangible assets and other long-lived assets	35,454	—	46,136		—
Total operating expenses	375,142	259,948	1,086,817		656,700
Operating loss	(150,329)	(103,258)	(398,095)		(249,406)

Other income (expense)
Interest expense (net) and financing costs	(2,792)	(3,402)	(10,242)		(10,031)
Amortization of debt discount	(625)	(4,138)	(1,844)		(10,693)
Loss on extinguishment of debt	—	—	—		(380)
Change in fair value of warrant liabilities	—	4,490	(1,701)		(2,114)
Other income (expense)	608	(72)	895		(90)
Total other income (expense)	(2,809)	(3,122)	(12,892)		(23,308)
Loss before income taxes	(153,138)	(106,380)	(410,987)		(272,714)
Income tax benefit	392	515	1,150		1,733
Net loss	$(152,746)	$(105,865)	$(409,837)		$(270,981)
Revenue
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized revenues of $224.8 million compared to $156.7 million during the three months ended September 30, 2021. The increase of $68.1 million is primarily due to an increase in subscription revenue of $63.8 million, comprising $52.5 million from increases in our subscriber base, $5.7 million from increases in attachments sold and $5.6 million from the acquisition of Molotov S.A.S. ("Molotov") in December 2021. Advertising revenue increased $4.1 million due to an increase in the number of impressions sold.

Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized revenues of $688.7 million compared to $407.3 million during the nine months ended September 30, 2021. The increase of $281.4 million was primarily due to an increase in subscription revenue of $261.4 million, comprising $224.8 million from increases in our subscriber base, $20.5 million from increases in attachments sold and subscription package prices and $16.1 million from the acquisition of Molotov. Advertising revenue increased $20.2 million, comprising $19.3 million primarily due to an increase in the number of impressions sold and $0.9 million in advertising revenue from the acquisition of Molotov.
Subscriber related expenses
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized subscriber related expenses of $214.5 million compared to $143.4 million during the three months ended September 30, 2021. The increase of $71.1 million was primarily due to an increase of $67.1 million in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and $4.0 million due to the acquisition of Molotov in December 2021.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized subscriber related expenses of $679.0 million compared to $377.2 million during the nine months ended September 30, 2021. The increase of $301.9 million was primarily due to an increase of $288.3 million in affiliate distribution rights and other distribution costs resulting from an increase in subscribers and an increase in affiliate agreement rates and $13.6 million due the acquisition of Molotov in December 2021.
Broadcasting and transmission
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized broadcasting and transmission expenses of $16.6 million compared to $14.3 million during the three months ended September 30, 2021. The increase of $2.3 million was primarily due to higher linear feeds due to additional channel launches and an increase in subscribers.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized broadcasting and transmission expenses of $54.1 million compared to $37.3 million during the nine months ended September 30, 2021. The increase of $16.8 million was primarily due to an increase of $14.7 million from higher number of linear feeds due to additional channel launches and an increase in subscribers and $2.1 million due to the acquisition of Molotov in December 2021.
Sales and marketing
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized sales and marketing expenses of $58.0 million compared to $50.4 million during the three months ended September 30, 2021. The increase of $7.6 million was primarily due to a $4.6 million increase in stock-based compensation, $1.4 million increase in marketing expenses to acquire new customers for both the streaming and wagering segments, and a $1.9 million increase in payroll expense due to staff additions in the streaming and wagering segments.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized sales and marketing expenses of $135.0 million compared to $94.0 million during the nine months ended September 30, 2021. The increase of $40.9 million was primarily due to a $16.2 million increase in stock-based compensation, $15.8 million increase in marketing expenses to acquire new customers for both the streaming and wagering segments, a $6.4 million increase in payroll expense due to staff additions in the streaming and wagering segments and $0.7 million increase in software expense.

Technology and development
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized technology and development expenses of $20.1 million compared to $15.3 million during the three months ended September 30, 2021. The increase of $4.9 million was primarily due to a $2.6 million increase in payroll expense due to staff additions in the streaming and wagering segments, an increase of $1.0 million in stock-based compensation, an increase of $0.7 million in software and contractor expenses and $0.6 million of expenses due to the acquisitions of Molotov and Edisn in December 2021.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized technology and development expenses of $62.5 million compared to $46.7 million during the nine months ended September 30, 2021. The increase of $15.8 million was primarily due to an increase of $11.2 million in payroll expense due to staff additions in the streaming and wagering segments, $3.4 million in software and contractor expenses, $3.2 million of expenses due to the acquisitions of Molotov and Edisn in December, and $1.9 million related to allocation of rent expense partially offset by a decrease of $4.0 million in stock-based compensation.
General and Administrative
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, general and administrative expenses totaled $22.0 million compared to $27.3 million for the three months ended September 30, 2021. The decrease of $5.3 million was primarily due to a $6.7 million decrease in sales tax accrual, $4.7 million decrease in stock-based compensation and $2.5 million decrease in professional fees partially offset by an increase of $4.6 million due to the acquisitions of Molotov and Edisn, $1.8 million in player related expenses in the wagering segment and $1.2 million in payroll expenses due to staff additions in the streaming and wagering segments.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, general and administrative expenses totaled $81.7 million compared to $73.7 million for the nine months ended September 30, 2021. The increase of $7.9 million was primarily due to increases of $15.5 million due to the acquisitions of Molotov and Edisn, $4.8 million in player related expenses in the wagering segment, $6.2 million in payroll expenses due to staff additions in the streaming and wagering segments and $0.6 million increase in software expense partially offset by a $11.5 million decrease in stock-based compensation, $6.1 million decrease in sales tax accrual and $2.5 million decrease in professional fees.
Depreciation and amortization
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized depreciation and amortization expenses of $8.5 million compared to $9.3 million during the three months ended September 30, 2021. The decrease of $0.8 million was primarily due to the full amortization of the customer list in the streaming segment offset by an increase in amortization of intangible assets from the acquisitions of Molotov and Edisn.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized depreciation and amortization expenses of $28.5 million compared to $27.8 million during the nine months ended September 30, 2021. The increase of $0.7 million is primarily related to $5.9 million reduction of amortization expense related to the customer list in the streaming segment partially offset by an increase of $4.9 million in amortization of intangible assets from the acquisitions of Molotov and Edisn and $1.2 million in amortization of capitalized software engineering costs.

Impairment of goodwill, intangible, and other long-lived assets
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized an impairment expense of $35.5 million relating to the wagering segment as a result of the dissolution of Fubo Gaming. There were no impairments taken during the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized impairment expense of $46.1 million comprised of $10.7 million on goodwill due to changes in operating conditions, including temporary delays of launches in new markets, and $35.5 million on intangible assets, prepaid market access fees, and property, and equipment as a result of the dissolution of Fubo Gaming. There were no impairments taken during the nine months ended September 30, 2021.
The results of the goodwill impairment test performed as of June 30, 2022 also showed that the fair value of the streaming segment as a percentage of its carrying value was 101.7%, with the carrying value including approximately $607.2 million of goodwill. Therefore no impairment charge was recorded in the streaming segment during the nine months ended September 30, 2022.
Other Income (Expense)
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized $2.8 million of other expense (net), compared to $3.1 million of other expense (net) during the three months ended September 30, 2021. The decrease of $0.3 million was primarily due to a $4.5 million decrease in the change in fair value of warrant liabilities relating to warrants which have been exercised or expired and a reduction of $3.5 million in amortization of debt discount.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized $12.9 million of other expense (net), compared to $23.3 million of other expense during the nine months ended September 30, 2021. The decrease of $10.4 million was primarily related to a reduction of $8.8 million in amortization of debt discount and $0.4 million decrease in the change in fair value of warrant liabilities relating to warrants which have been exercised or expired offset by an increase in other expense of $1.0 million .
Income tax benefit
Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recognized an income tax benefit of $0.4 million compared to $0.5 million during the three months ended September 30, 2021. The decrease of $0.1 million in the income tax benefit was primarily due to a decline in our ability to recognize the tax benefits related to our losses.
Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, we recognized an income tax benefit of $1.2 million compared to $1.7 million during the nine months ended September 30, 2021. The decrease of $0.6 million in the income tax benefit was primarily due to a decline in our ability to recognize the tax benefits related to our losses.

Key Performance Metrics
We use certain key performance metrics to monitor and manage our business, including to measure our operating performance, identify trends affecting our business and make strategic decisions. We believe these key performance metrics provide useful information to investors in evaluating our operating results in the same manner management does. Comparable information for the three months ended September 30, 2021 is not presented for Rest of World (as defined below) metrics because until our acquisition of our French streaming service, Molotov, in December 2021, we primarily operated in North America and therefore we believe such a comparison would not provide useful information for investors in evaluating our business.
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
We had 1.2 million and 0.9 million paid subscribers in the United States and Canada ("North America" or "NA") as of September 30, 2022 and 2021, respectively, and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of September 30, 2022.
Average Revenue Per User
Beginning in the third quarter of 2022, Average Revenue Per User (“ARPU”) is calculated using GAAP Subscription revenue and GAAP Advertising revenue. Previously, ARPU was calculated using Platform Bookings, which consisted of GAAP Subscription revenue and GAAP Advertising revenue, adjusted for deferred revenue.
We believe ARPU provides useful information for investors to gauge the revenue generated per subscriber on a monthly basis. ARPU, with respect to a given period, is defined as total Subscription revenue and Advertising revenue recognized in such period, divided by the average daily paid subscribers in such period, divided by the number of months in such period. Advertising revenue, like Subscription revenue, is primarily driven by the number of subscribers to our platform and per-subscriber viewership such as the type of, and duration of, content watched on platform. We believe ARPU is an important metric for both management and investors to evaluate the Company’s core operating performance and measure our subscriber monetization, as well as evaluate unit economics, payback on subscriber acquisition cost and lifetime value per subscriber. In addition, we believe that presenting a geographic breakdown for North America ARPU and ROW ARPU allows for a more meaningful assessment of the business because of the significant differences in both Subscription revenue and Advertising revenue generated on a per subscriber basis in North America when compared to ROW due to our current subscription pricing models and advertising monetization in the two geographic regions.
Our NA ARPU was $71.52 and $70.19 for the three months ended September 30, 2022 and 2021, respectively, and our ROW ARPU was $5.46 for the three months ended September 30, 2022.

The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):.
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended September 30,
	2022	2021
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$201,911	$138,119
Advertising Revenue (GAAP)	22,714	18,570
(Subtract):
ROW Subscription Revenue	(5,613)	(98)
ROW Advertising Revenue	(172)	—
Total	218,840	156,591
Divide:
Average Subscribers (North America)	1,020,045	743,603
Months in Period	3	3
North America Monthly Average Revenue per User (NA ARPU)	$71.52	$70.19
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU:

Three Months Ended September 30,
2022
As-Reported
Subscription Revenue (GAAP)	$201,911
Advertising Revenue (GAAP)	22,714
(Subtract):
North America Subscription Revenue	(196,298)
North America Advertising Revenue	(22,542)
Total	5,785
Divide:
Average Subscribers (ROW)	352,722
Months in Period	3
ROW Monthly Average Revenue per User (ROW ARPU)	$5.46

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 14 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of September 30, 2022, including lease obligations, market access agreements and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.

Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees. In addition, prior to the dissolution of our subsidiary, Fubo Gaming, on October 17, 2022 and the concurrent termination of operations of Fubo Sportsbook, as previously announced, our primary uses of cash included expenses related to the launch and operations of our wagering business.
We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “2021 Form S-3”) pursuant to which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. We also have an additional effective shelf registration statement on Form S-3 (No 333-266557) under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.
On August 13, 2021, we entered into a sales agreement with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents, under which the Company may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million through the sales agents (the “2021 ATM Program”) under our 2021 Form S-3. On August 4, 2022, we terminated the 2021 ATM Program, and entered into a sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents pursuant to which the Company may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "2022 ATM Program") under our 2021 Form S-3.
During the nine months ended September 30, 2022, we sold 31,658,931 shares of our common stock in At-the-Market offerings pursuant to the 2021 Form S-3 and the 2021 ATM Program and 2022 ATM Program, resulting in net proceeds of approximately $229.0 million, after deducting agent commissions and issuance costs. As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $207.4 million and short-term investments consisting of time-based deposits of $100.0 million that will mature in December 2022.
As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we expect that our planned cash outlay over the next twelve months will be reduced, which we believe will allow us to allocate additional funds to our streaming segment. We expect to incur immaterial charges for severance and other employee-related costs. We also expect to incur other cash charges, including in connection with market access agreements and sponsorship agreements, the amount and timing of which cannot be estimated at this time.
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
In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide COVID-19 pandemic. However, we are continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the pandemic throughout the world. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the potential future impact on our results of operations, financial condition or liquidity depends on factors beyond our knowledge and control. See Note 10 in the accompanying unaudited consolidated financial statements for further discussion regarding our outstanding indebtedness.
Cash Flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(294,464)	$(143,030)
Net cash used in investing activities	(110,827)	(35,673)
Net cash provided by financing activities	233,237	441,014
Net increase in cash, cash equivalents and restricted cash	$(172,054)	$262,311
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $294.5 million, which primarily consisted of our net loss of $409.8 million, adjusted for non-cash movements of $131.8 million. The non-cash movements primarily include $28.5 million of depreciation and amortization primarily related to intangible assets, $47.3 million of stock-based compensation, $46.1 million impairment expense on goodwill, intangible assets, and other long-lived assets, $1.7 million change in fair value of warrant liabilities, $3.0 million of amortization of gaming licenses and market access fees, and $2.9 million of amortization of right of use assets. Change in operating assets and liabilities resulted in cash outflows of approximately $16.4 million primarily due to an increase in prepaid expenses and other current and long-term assets of $9.9 million, an increase in prepaid sports rights of $31.0 million, an increase in accounts payable and accrued expenses and other current and long-term liabilities of $9.9 million and increase in deferred revenue of $14.4 million.
For the nine months ended September 30, 2021, net cash used in operating activities was $143.0 million, which primarily consisted of our net loss of $271.0 million, adjusted for non-cash movements of $87.1 million. The non-cash movements included $27.8 million of depreciation and amortization expenses primarily related to intangible assets, $46.5 million of stock-based compensation, $10.7 million of amortization of debt discount and $2.1 million of change in fair value warrant liabilities partially offset by $1.7 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $40.8 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $19.2 million, a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $41.6 million due to timing of payments and an increase in deferred revenue of $18.5 million.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $110.8 million, which primarily consisted of purchase of short-term investments of $100.0 million, payments for market access and license fees of $6.2 million, capitalization of internally generated software of $3.5 million and $1.1 million of capital expenditures.
For the nine months ended September 30, 2021, net cash used in investing activities was $35.7 million, which primarily consisted of a $1.7 million for merger and acquisition activity, $3.9 million of capital expenditures, and $30.1 million for payments for market access and license fees.

Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $233.2 million. The net cash provided is primarily related to $229.0 million of net proceeds received from the “At-the Market” offering and $5.7 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $1.5 million of outstanding debt.
For the nine months ended September 30, 2021, net cash provided by financing activities was $441.0 million. The net cash provided is primarily related to $389.4 million of proceeds received from the issuance of senior convertible notes, $70.0 million of net proceeds received from the “at-the market” offering and $6.3 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $24.7 million of outstanding debt.
Off-Balance Sheet Arrangements
As of September 30, 2022, there were no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The preparation of these consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include, but are not limited to, allocating the fair value of purchase consideration issued in business acquisitions, recoverability of goodwill and intangible assets, valuation of warrants, and equity instruments and accounting for income taxes, including the valuation allowance on deferred tax assets.
We test goodwill for impairment on an annual basis during the fourth quarter of each calendar year or earlier when circumstances dictate. We measure recoverability of goodwill at the reporting unit level. The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. In performing our annual assessment, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform a quantitative assessment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is, more-likely-than-not, less than its carrying amount, then the quantitative assessment is performed. Any excess of the reporting unit’s carrying amount over its fair value will be recorded as an impairment loss.
We identify intangible assets acquired in a business combination and determine their fair value. The determination involves certain judgments and estimates. We amortize purchased-intangible assets on a straight-line basis over the estimated useful life of the assets. We review purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances indicate an asset’s carrying amount may not be recoverable, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these asset groups. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Due to the previously announced strategic review of the wagering segment, during the third quarter of 2022, we tested our long-lived assets for impairment, including amortizing intangibles and other non-current assets, as there were indicators that their carrying value might not be recoverable. We compared the carrying value to the forecasted undiscounted cash flows for each asset or asset group, and because this evaluation indicated that the carrying value of our long-lived assets was not recoverable, we performed an impairment test of these assets. Based on these analyses, we recognized a non-cash impairment charge of $35.5 million during the third quarter of 2022 to reduce the carrying amounts of the asset or asset group to their fair values. The determination of the fair value of the asset groups within the wagering reporting unit was predominately based on an income approach that considered the discounted cash flows of each asset group. The total fair value of the asset groups was then compared to the fair value of the wagering unit as a whole which was determined based on a combination of a market approach that considers benchmark company market multiples and market multiples derived from the value of recent transactions, and an income approach that utilizes discounted cash flows for the reporting unit, with equal weighting applied to each of the approaches. We believe the assumptions utilized in the valuations reflect those that would be utilized by a hypothetical market participant. See Note 6 and Note 7 in the accompanying unaudited condensed consolidated financial statements for further discussion of impairment charges recognized with respect to property and equipment, and intangible assets and other long-lived assets, respectively.
There have been no other material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
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
Interest Rate Risk
As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $207.4 million and short-term investments in time deposits of $100.0 million that mature in December 2022. Our cash equivalents are generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of September 30, 2022, we had $409.9 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.4 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.6% and 2.5% of the consolidated amount for the three and nine months ended September 30, 2022, respectively. We therefore have foreign currency risk with the euro and Canadian dollar, however, as of September 30, 2022, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not materially affect our revenue and operating income.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Andrew Kriss and Eric Lerner vs. FaceBank Group, Inc. et. al. (Index No. 605474/20 Supreme Court of the State of New York.
On June 8, 2020, Andrew Kriss and Eric Lerner filed a Summons with Notice in the Supreme Court of the State of New York, Nassau County naming as defendants the Company, PEC, John Textor and Frank Patterson, among others. On November 12, 2020, plaintiffs filed a Complaint, which asserts claims for breach of express contract and implied duties, fraud in the inducement, unjust enrichment, conversion, declaratory relief, fraud, and fraudulent conveyance. The claims arise from an alleged relationship between Plaintiffs and defendant PEC. Plaintiffs seek monetary damages in an amount to be proven at trial, but not less than six million dollars ($6,000,000). The Company believes the claims are without merit and intends to vigorously defend this litigation and on January 19, 2021, the Company filed a motion to dismiss all claims asserted against it. A court conference was held on November 15, 2021, and the court confirmed that the motion to dismiss was fully submitted. On August 18, 2022, the Court issued an order dismissing all claims against the Company.

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
We have incurred losses since inception. Our net loss for the nine months ended September 30, 2022 was $409.8 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, expand into additional markets around the world, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.
We may not be able to obtain additional financing on terms favorable to us, if at all, due to unfavorable market conditions, including rising interest rates, or otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Our revenue is subject to seasonality, and if subscriber behavior during certain seasons falls below our expectations, our business may be harmed.
Seasonal variations in subscriber and marketing behavior significantly affect our business. We have previously experienced, and expect to continue to experience, effects of seasonal trends in subscriber behavior due to the seasonal nature of sports. We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year, driven primarily by sports leagues, specifically the National Football League. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events and races. We also typically experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, but, on the other hand, also typically incur greater marketing expenses as we attempt to attract new subscribers to our platform. In addition, expenditures by advertisers tend to be cyclical and are often discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns, and a variety of other factors, many of which are outside our control.
Accordingly, given the seasonal nature of our business, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue is likely to continue, and any shortfall in expected revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.
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
As of September 30, 2022, we had $409.9 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.4 million.
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
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may need or desire to refinance our existing indebtedness, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements.
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
•our revenue mix;

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
Our competitors offer content and other advertising mediums that may be more attractive to advertisers than our TV streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue from advertising. If we are unable to increase our advertising revenue by, among other things, continuing to improve our platform’s data capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.
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
We identified material weaknesses in our internal control over financial reporting. Those material weaknesses have been remediated as of December 31, 2021, however, the process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time-consuming, costly, and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Going forward, we will need to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We will need to improve our operational and financial systems to support our expected long term growth, along with increasingly complex business arrangements, and rules governing revenue and expense recognition, and any inability to do so could adversely affect our billing services and financial reporting.
We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations over the long term and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and further increase systems automation to reduce reliance on manual operations. Any inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our subscribers, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.
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

Impairment in the carrying value of goodwill or long-lived assets could negatively affect our operating results.
We have a significant amount of goodwill and long-lived assets on our condensed consolidated balance sheet. Under generally accepted accounting principles, annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill and long-lived assets. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made
As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and long-lived assets as of June 30, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $10.7 million for the wagering segment during the nine months ended September 30, 2022. No goodwill impairment was recorded for the streaming segment. No impairments were recorded to long-lived assets in either segment.
In addition, the Company determined that the Company’s initiation of a strategic review of its interactive wagering business in August 2022 constituted a triggering event, in that there will be a significant change in the extent and manner in which the long-lived assets of Fubo Sportsbook will be used, and there is an expectation that the assets will be sold or otherwise disposed of. For the three months ended September 30, 2022, the Company determined the carrying value of the asset groups, within Fubo Sportsbook, did not exceed future undiscounted cash flows. The Company then calculated the fair value of the asset groups as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value in certain instances. Based on this analysis, the Company recognized an aggregate non-cash impairment charge of $35.5 million on intangible assets, prepaid market access agreements and property and equipment.
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
TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining subscribers on, and effective monetization of, our platform. To attract and retain subscribers, we need to be able to respond efficiently to changes in consumer tastes and preferences and to further increase the type and number of content offerings. Effective monetization requires us to continue to update the features and functionality of our streaming platform for subscribers and advertisers.

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
We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue or the failure of our platform to gain or maintain broad market acceptance. To remain competitive, we need to continuously invest in product development and marketing. We may not have sufficient resources to make additional investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. New entrants may enter the TV streaming market with unique service offerings or approaches to providing video. In addition, our competitors may enter into business combinations or alliances that strengthen their competitive positions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.
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
We operate in a highly competitive advertising industry and we compete for revenue from advertising with other streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

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

Our products and services related to sports wagering subjected our business to a variety of related gaming laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. The violation of any such laws, any adverse change in any such laws or their interpretation, or the regulatory climate applicable to these products and services, could have a material adverse effect on our financial condition and results of operations.
We launched our Fubo Sportsbook app in Iowa and Arizona during the fourth quarter of 2021, and in New Jersey during the third quarter of 2022. Expansion of our business into sports wagering, including through third-party partnerships, has generally subjected us to the laws and regulations of the jurisdictions in which we conducted our business or in some circumstances, of those jurisdictions in which our services were offered or were available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection and, potentially, any additional laws and regulations that may impact our business partners. These laws and regulations vary from one jurisdiction to another. While we have dissolved Fubo Gaming and ceased operation of Fubo Sportsbook as of the date of this Quarterly Report on Form 10-Q, we may to some extent remain subject to these laws and regulations as a result of our prior operation of Fubo Sportsbook or, if, and to the extent, we were to engage in gaming operations or otherwise partner with a third party subject to these laws and regulations in the future.
In connection with the foregoing, future legislative and regulatory action, and court decisions or other governmental action, may have a material adverse impact on our operations and financial results. Governmental authorities could view us as having violated applicable laws, despite efforts to obtain all applicable licenses or approvals and otherwise comply with such laws. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the sports wagering industry who partnered with, serviced or worked with or for us. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as impact our reputation.
Our sports wagering business depended on the support of payment processors, the quality and cost of which may be variable in certain jurisdictions.
Our sports wagering business depended on payment processing providers to facilitate the movement of funds between our sportsbook and our customer base. As a result of our recent decision to cease operations, we will no longer accept wagers or deposits, however sportsbook customers can withdraw funds, which have been deposited into their accounts, but not yet wagered, as well as any winnings from wagers. Anything that could interfere with or otherwise harm the relationships with payment service providers could have a material adverse effect on our businesses. Our ability to facilitate withdrawals by them may be restricted by any introduction of legislation or regulations restricting financial transactions with online or mobile sports wagering operators or prohibiting the use of credit cards and other banking instruments for online or mobile sports wagering transactions, or by any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the gambling industry in particular.
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
Likewise, our system for predicting subscriber content preferences is based on advanced data analytics systems and our proprietary algorithms. We have invested, and plan to continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our ability to predict subscriber content preferences depends in part on our ability to gather and effectively analyze large amounts of subscriber data. Our ability to predict content that our subscribers enjoy is critical to the perceived value of our platform among subscribers and failure to make accurate predictions could materially adversely affect our ability to adequately attract and retain subscribers and sell advertising to meet investor expectations for growth or to generate revenue. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing subscribers and add new subscribers may be impaired. Any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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
Risks Related to Regulation
The gaming industry is heavily regulated and our failure to comply with applicable requirements could adversely affect our operations.
In October 2022, we ceased operating our sportsbook. As a result of our previous gaming operations, we and our officers, directors, major shareholders, key employees, and business partners have generally been subject to the laws and regulations relating to wagering of the jurisdictions in which we conducted such business.

The jurisdictions where we operated each have their own regulatory framework, which required us to receive a license. Each jurisdiction typically required us to make detailed and extensive disclosures as to their beneficial ownership, their source of funds, the suitability and integrity of certain persons associated with the applicant, the applicant’s management competence, structure, and business plans, the applicant’s proposed geographical territories of operation, and the applicant’s ability to operate a gaming business in a socially responsible manner in compliance with regulation. Such jurisdictions also impose ongoing reporting and disclosure obligations, both on a periodic and ad hoc basis in response to material issues affecting the business. Our gaming-related technology was also subject to testing and certification, generally designed to confirm matters such as the fairness of the gaming products offered by the business, their compliance with applicable law and regulation, their ability to accurately generate settlement instructions, and recover from outages.
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
We expect to receive formal and informal inquiries from government authorities and regulators from time to time, including securities authorities, tax authorities and, potentially, gaming regulators, regarding our compliance with laws and other matters. We expect to continue to be the subject of investigations and audits in the future as we continue to grow and expand our operations. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties providing a negative effect on our financial condition and results of operations. In addition, there is a possibility that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities may cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties, or require us to change our business practices that may have materially adverse effects to our business.
Our shareholders may be subject to extensive governmental oversight, and if a shareholder is found unsuitable by a gaming authority, that shareholder may not be able to beneficially own, directly or indirectly, certain of our securities.
While we have dissolved Fubo Gaming and ceased operation of Fubo Sportsbook as of the date of this Quarterly Report on Form 10-Q, our shareholders may to some extent remain subject to these laws and regulations as a result of our prior operation of Fubo Sportsbook or, if, and to the extent, we were to engage in gaming operations or otherwise partner with a third party subject to these laws and regulations in the future. A number of jurisdictions’ gaming laws have, and may in the future, require certain of our shareholders to file an application, be investigated, and qualify or have his, her, or its suitability determined by gaming authorities. Gaming authorities have very broad discretion when ruling on whether an applicant should be deemed suitable or not. Subject to certain administrative proceeding requirements, the gaming authorities have the authority to deny any application or limit, condition, revoke or suspend any gaming license, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
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

In connection with our prior operation of Fubo Sportsbook, we sought shareholder approval at our 2022 annual meeting of shareholders to adopt an amendment to our articles of incorporation to facilitate compliance with applicable gaming regulations and to otherwise operate in a manner consistent with best industry practices. This amendment, which was approved by our shareholders and subsequently adopted provides us with the right, subject to certain conditions set forth in the amendment to our articles of incorporation, to redeem shares held by an unsuitable person (a “Disqualified Holder”). Any redemption would be made at the per share purchase price equal to the average closing sale price of the shares as reported during the 30 trading days prior to the date upon which the company informs the shareholder of his, her or its status as a Disqualified Holder or, if the shares are not publicly traded at that time, the fair value of the shares as determined by the Board in accordance with the provisions of the amendment. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition.
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
The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the actions of professional and college sports leagues; the availability and cost to access the capital markets; the effect on our subscribers and subscriber demand for and ability to pay for our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions or restrictions related to the provision of streaming services over the internet, including impacts on CDNs and streaming quality. During the COVID-19 pandemic, we may not be able to provide the same level of customer service that our subscribers are used to, which could negatively impact their perception of our platform resulting in an increase in cancellations. There can be no assurance that financing may be available on attractive terms, if at all. Our workforce currently spends a significant amount of time working from home, which may impact their productivity. Such limitations caused by the pandemic have also resulted in us seeking extensions for our current and periodic filings with the SEC. We will continue to actively monitor the issues raised by the COVID-19 pandemic, including the spread of variants, and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, subscribers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our subscribers, or on our financial results.
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
From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances, business practices or other strategic decisions. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste.

The securities class action litigations described above remain pending; however, the derivative lawsuits were dismissed with prejudice in June 2021. Further, following the dissolution of Fubo Gaming in October 2022, we have received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Additional allegations, or litigation, may arise in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by fuboTV Inc. of Fubo Gaming’s contractual obligations.
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
Outside of the United States, we operate in Canada, Spain, and, through our acquisition of Molotov, France. We also have offices and employees based in India through our acquisition of Edisn Inc. in December 2021. While we intend to explore additional opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our platform.
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
Economic conditions may adversely impact levels of consumer spending, which could adversely impact the number of subscribers to our platform. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. To the extent that overall economic conditions continue to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our revenue and negatively impact our business.
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

We have pursued and may in the future engage in strategic acquisitions and investments, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions and investments could harm our business.
From time to time, we acquire or invest in businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The risks associated with such acquisitions or investments include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect in the future to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Vigtory, Inc. in February 2021 and Edisn Inc. and Molotov in December 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Acquisitions in international markets, including Edisn Inc. and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.
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
Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. While the existence of our patent portfolio may deter some plaintiffs from asserting claims against us, from time to time we have faced, and expect in the future to face, allegations from “non-practicing entities.” Because these non-practicing entities have no relevant product revenue, and they exist primarily for the purpose of monetizing their patent portfolio through licensing and litigation, they may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. Defending ourselves against intellectual property infringement claims, whether or not they have merit, could be costly and could result in the diversion of resources and management time and attention, even if we are ultimately successful in the defending the claim. If a claim is successfully asserted against us, in addition to being liable for damages, our ability to use our current streaming technology and market our service could be restricted. We may also have to remove content from our service, or marketing materials. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, or marketing activities or take other actions to resolve the claims. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing risks could harm our business.
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
We cannot guarantee that our content providers or we have or will be able to obtain all of the licenses we need to stream our content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies have created and may in the future create or attempt to create new rights or regulations that could require our content providers or us to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.
We cannot guarantee that the licenses currently held by our content providers or by us will be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that our content providers or we are required to pay pursuant to them, may change as a result of changes in our bargaining power, the industry, laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses could have an impact on how much our content providers charge us, and accordingly they may materially impact our business, operating results, and financial condition.

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
We utilize commercially available off-the-shelf technology in the development of our platform. As we introduce new features or improvements to our platform, we may be required to license additional technologies from third parties. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain necessary third-party licenses, we may be required to obtain substitute technologies with lower quality or performance standards, or at a greater cost, any of which could harm the competitiveness of our platform and our business.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2026 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the liability component of the 2026 Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion to the carrying value of the 2026 Convertible Notes to their face amount over the term of the 2026 Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2026 Convertible Notes.
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

We also filed a Form S-8 registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Further, we have filed two effective shelf registration statements on Form S-3 under each of which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020

3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021
10.1	fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	08/08/2022
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	08/08/2022
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	08/08/2022
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	08/08/2022	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
0.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: November 7, 2022	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: November 7, 2022	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)