Form 10-K
period 2022-12-31
fuboTV Inc. /FL
filed 2023-02-27
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $421,150,566.
The number of shares outstanding of the registrant’s common stock as of January 31, 2023 was 209,694,958 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated herein by reference in Part III.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K (“Annual Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” "fuboTV" “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries, including fuboTV Media Inc. (formerly known as fuboTV Inc.), a Delaware corporation (“fuboTV Sub”). “fuboTV Pre-Merger” refers to fuboTV Sub and its subsidiaries prior to the Merger (as defined herein) and “FaceBank Pre-Merger” refers to FaceBank Group, Inc. and its subsidiaries prior to the Merger.
FORWARD-LOOKING STATEMENTS
This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, and our international operations.
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

PART I
Item 1. Business.
Our Mission
Our mission is to build the world’s leading global live TV streaming platform with the greatest breadth of premium content and interactivity.
Overview
We are a sports-first, cable TV replacement product, offering subscribers access to tens of thousands of live sporting events annually, as well as leading news and entertainment content, both live and on demand. Fubo allows customers to access content through streaming devices and on SmartTVs, mobile phones, tablets, and computers.
Live TV streaming has disrupted the traditional pay TV model (linear video received through cable or satellite providers for a paid subscription), which we refer to as “Pay TV.” This disruption has shifted billions of dollars in subscription and advertising revenue to streaming platforms. The rate of Pay TV cord-cutting (termination of a cable or satellite subscription) has continued to accelerate in the United States, while consumers have increasingly favored the streaming experience. As consumers continue to spend more time streaming content, we also believe that advertisers will allocate more dollars away from traditional linear TV advertising spend and towards streaming services. Yet, despite being a growing share of TV consumption, streaming is still in the early stages of adoption. We believe this creates a significant opportunity for us to capitalize on the cord-cutting movement.
We offer subscribers a live TV streaming service with the option to purchase incremental features, including additional content or enhanced functionality (“Attachments”) best suited to their preferences. Our base plan, Fubo Pro, includes a broad mix of channels, including top Nielsen-ranked networks, across sports, news, and entertainment. At the core of our offering is our proprietary technology platform, purpose-built for live TV and sports viewership, and our first-party data. Our proprietary technology stack has enabled us to regularly offer new features and functionality. Unlike other popular Video-on-Demand-only (“VOD”) streaming services, live TV streaming requires sophisticated infrastructure and technology, given the nuances associated with an offering of live programming that refreshes regularly. Today, our proprietary video delivery platform supports all major sports leagues and entertainment content owner delivery requirements. We offer multi-view on Apple TV, which enables subscribers to watch up to four live streams simultaneously, and we offer FanView on multiple devices, which allows subscribers to engage with interactive elements and display game data alongside their chosen content. We leverage our data throughout our organization to make data driven decisions on what content we acquire for our subscribers to influence product design and strategy, to drive subscriber engagement, and to enhance the capabilities and performance of our advertising platform for our advertising partners.
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
Our growth strategy includes acquiring subscribers who are attracted to our sports offering and can find with us a compelling sports, news, and entertainment viewing alternative to a traditional Pay TV service. We actively engage those subscribers by providing a seamless Pay TV replacement through a personalized easy-to-use streaming product at a lower cost with greater convenience and flexibility than traditional Pay TV providers. We then monetize our audience through subscription fees and our digital advertising offering. In 2021 and 2022, the majority of our revenue was generated from the sale of subscription services and the sale of advertisements in the United States, though the Company has started to expand into international markets, with operations in Canada, Spain and France.
Consistent with our focus on interactivity, we completed the acquisition of Edisn Inc. (“Edisn”), an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India, in December 2021. With Edisn, we have expanded, and continue to expand, our data science and engineering organization globally, while strengthening our technology capabilities and accelerating innovation.

We also acquired Molotov SAS (“Molotov”), a video streaming platform based in Paris, France, in December 2021. With Molotov, we have augmented our technology capabilities, which we believe will enable us to launch our interactive sports and entertainment streaming platform more efficiently on a global scale.
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
Sports and news content have been a key driver for pay TV operators to retain and grow audiences. Historically, most streaming subscription services primarily focused on entertainment content offerings, requiring sports fans to, until recently, remain tethered to the Pay TV ecosystem. This positions our offering well to provide a Pay TV replacement service via streaming that also features an enhanced live sports and news viewing experience.
Our Business Model
Our business motto is “come for the sports, stay for the entertainment.” This consists of leveraging sporting events to acquire subscribers at lower acquisition costs, given the built-in demand for sports. We then leverage our technology and data to drive higher engagement and induce retentive behaviors such as favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine. Next, we look to monetize our growing base of highly engaged subscribers by driving higher average revenue per user (“ARPU”).
We drive our business model with three core strategies:
•Grow our paid subscriber base
•Optimize our content portfolio, engagement and retention
•Increase monetization through subscription and advertising
Our Offerings
Our offerings address the needs of the parties in the TV streaming ecosystem.
Subscribers
We offer consumers a live TV streaming platform for sports, news, and entertainment. We provide multiple plans with the flexibility for consumers to purchase the Attachments best suited for them. Our base plan, Fubo Pro, includes over 100+ channels, including many of the top Nielsen-rated networks, dozens of channels with sports, double digit news channels, and some popular entertainment channels. Subscribers have the option to add premium channels and additional channel packages, as well as upgrade other Attachments such as more DVR storage with Cloud DVR Plus and additional simultaneous streams with Family Share.
Advertisers
As cord cutting continues and traditional Pay TV viewers decline, advertisers are increasingly allocating their ad budgets to Over-the-Top (“OTT”) platforms to reach these audiences. Fubo’s sports-first live TV platform offers advertisers a growing and increasingly valuable live audience and provides un-skippable ad inventory on high quality content. Advertisers also benefit from combining traditional TV advertising formats with the advantages of digital advertising including measurability, relevancy, and interactivity.

Content Providers
Our TV streaming platform creates the opportunity for content providers to monetize and distribute their content to our highly engaged audience. In doing so, content providers are expanding their audiences, which have shrunk on traditional Pay TV because of ongoing cord-cutting. By aggregating a broad variety of content to deliver a comprehensive offering on our platform, we believe Fubo is able to provide greater engagement and value to subscribers than content providers would otherwise be able to deliver independently. Furthermore, our data-driven platform enables us to capture valuable insights on consumer behavior and preferences, which are increasingly valuable to our content providers.
Seasonality
We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, especially the National Football League. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. In addition, we typically see the total number of subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year.
Our Growth Strategies
We believe that we are at the early stages of our growth and that we are at an inflection point in the TV industry where streaming has begun to surpass traditional linear Pay TV in several key areas, including content choice, ease of access and use across devices, and cost savings to consumers. We remain committed to our goal of driving sustainable and profitable growth, and we believe we are well-positioned to do this by executing on the following strategies:
•Continue to efficiently grow our subscriber base: As of December 31, 2022, Fubo had approximately 1.445 million paid subscribers in the United States and Canada (“North America” or “NA”) and approximately 420,000 paid subscribers in Spain and France (“Rest of World” or “ROW”), up from approximately 1.122 million in NA and approximately 193,000 in ROW as of December 31, 2021. We utilize a broad range of subscriber acquisition channels and tactics designed to optimize marketing spend and efficiently acquire and retain subscribers. Our Sales and Marketing expenses relative to total revenues was approximately 18.2% in during the year ended December 31, 2022. We will continue to utilize and analyze the data we have collected to help us become more efficient with our marketing campaigns relative to spend.
•Enactment of ARPU expansion efforts: Our NA ARPU was $72.74 and $70.50 for the year ended December 31, 2022 and 2021, respectively. Our ROW ARPU was $6.14 for the year ended December 31, 2022. We drive ARPU expansion through price-increases, attachment sales, and advertising revenue growth. By pricing against content portfolio adjustments, we aim to deliver value through our offerings. Attachments, including channel package add-ons and interactive features, increase our margins by piggybacking on to our base offerings and not meaningfully increasing our cost basis while increasing revenues.
•Further investment in advertising sales team, technology and infrastructure: For the year ended December 31, 2022, Fubo’s advertising revenue was approximately $101.7 million, up from approximately $73.7 million in December 31, 2021. Improvements to our content portfolio, user interface, navigational elements, content merchandising and targeting capabilities, combined with evolutions in customer behavior and growth in our subscriber base, have driven growth of our viewership over time. We are increasingly monetizing this engagement through advertising on the Fubo platform. We intend to continue leveraging our data and analytics to deliver relevant advertising while improving the ability of our advertisers to optimize and measure the results of their campaigns. We have also expanded our direct sales teams to increase the number of advertisers who leverage our platform and continue improving our fill-rates and Cost Per Thousands (“CPMs”).
•Continue to enhance our content portfolio with cost vigilance: Because we have the direct-to-consumer relationship with the ability to analyze all the content that our subscribers consume, we believe we can continue to drive better subscriber experiences. We plan to continue to optimize our content mix to best suit our subscribers’ interests by leveraging our deep understanding of our subscribers through the data captured on the platform, with the goal of expanding unit economics by balancing the aggregation of the best sports and entertainment programming with vigilance around content costs.

•Continue to invest in our technology and data capabilities: We believe that our technology platform, coupled with our content offering, differentiates us. We continue to invest and build a scalable, highly automated technology infrastructure, that’s purpose-built to give us a structural advantage to help drive subscriber acquisition, content strategy and product decisions. We are focused on adding interactive features that turn passive viewers into active participants. Additionally, in 2022 we initiated the integration of the Fubo and Molotov platforms together into a Unified Platform, with the goal of launching in the United States in 2023. We anticipate this initiative will drive significant cost savings over the coming years as well as increase product development velocity and innovation.
•Expand Internationally: Outside of the United States, we currently operate in Canada, Spain and, through our acquisition of Molotov in 2021, France. We believe there remains a significant opportunity to expand internationally.
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
Patents and Patent Applications
As of December 31, 2022, we had four issued U.S. patents, one non-provisional U.S. patent application, one U.S. design patent application, 18 granted international design registrations in three international design patents, three granted international patents, and 19 international patent applications pending. The issued and granted patents expire in 2033 and 2038, the pending patent applications, if granted, will expire in 2038 and 2041, and the international design registrations have expiration dates ranging from 2035 to 2045. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.
Trademarks
We also rely on several registered and unregistered trademarks to protect our brand. As of December 31, 2022, we had 37 trademarks registered globally. “fuboTV” is a registered trademark in the United States and the European Union.

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
Our People and Human Capital Management
Who We Are
We are a diverse group of individuals, creatives, technologists, analysts and more. Some of us love sports, some binge the news, others prefer rom-coms. But we are united by a common mission — building the world’s leading global live TV streaming platform with the greatest breadth of premium content and interactivity.
As of December 31, 2022, we had approximately 510 employees globally, of which approximately 360 were located in North America and approximately 150 were located in Europe and India. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. None of our U.S. or Indian employees is represented by a labor union or covered by a collective bargaining agreement. Our French employees are covered by the national collective bargaining agreement for the consulting and engineering activities in France.
Our Values and Talent Development
We view our employees as central to the success of our business and achieving our mission. We onboard new employees with training programs on our values, certain aspects of our business, and important policies, including our Code of Business Conduct. We also value ongoing development and continuous learning, and strive to support and provide enriching opportunities to our employees. Throughout the year we monitor employee engagement and provide periodic training and informational sessions on our business and policies, including security awareness, through a variety of forums, including all-hands meetings, “ask me anything” sessions, and company-wide newsletters. Management uses input collected during these sessions to ensure ongoing awareness of employees’ needs and improve activities aimed to serve our customers. Collectively through these initiatives we aim to keep our employees well-informed and to increase transparency.

Diversity, Equity and Inclusion
We prioritize building a diverse, inclusive, equitable, and empowered team representing a mix of gender, racial and ethnic backgrounds, industries, and levels of experience. We believe the different backgrounds, traditions, views and talents each of our employees brings to Fubo enrich the company as a whole and will help us achieve executional excellence. In 2020, we formed a Diversity, Engagement and Belonging Council, comprised of different team members throughout various levels of the organization, who recommend and help organize diversity and inclusion initiatives within the company. We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, religion, religious creed, color, ethnic or national origin, ancestry, gender, sexual orientation, age, marital status, military service or veteran status, disability, medical condition, or any other status protected by applicable law. Our policies and compliance trainings prohibit such discrimination and harassment, and all our employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace.
Compensation and Benefits
Our compensation programs and benefits packages are designed to attract, retain and motivate exceptional talent who possess the skills necessary to drive our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We offer employees compensation packages designed to be competitive that include base salary, and, depending on the role, business function and geographic market, cash bonuses, commissions, long-term incentive equity, and performance-based equity. We are proud that we have granted equity to the majority of our employees across all levels of the organization as part of their total compensation package. We believe this fosters a stronger sense of ownership and further aligns our employees’ interests with the interest of our shareholders. In addition to our compensation programs, we offer a variety of benefits to our employees, which can include 401(k) plan with matching, health (medical, dental and vision) insurance, life insurance, paid time off, paid parental leave, a referral bonus program and company-sponsored short term and long term disability. We believe that a competitive compensation and benefits program with both short-term and long-term award opportunities, including awards tied to the achievement of meaningful performance metrics, allows us to align employees with shareholder interests.
Health and Safety
We are committed to the health and safety of our employees, and continue to adapt to ever-changing workplace and workforce dynamics. In response to the COVID-19 pandemic, we took a number of precautionary measures to protect the health and safety of our employees, including by initially transitioning our workforce to remote working as we temporarily closed our offices beginning in March 2020. Our offices have subsequently reopened and the majority of our employees have returned to office on a hybrid schedule; however some of our employees continue to work remotely, and, in the long term, we expect some personnel to continue to do so on a regular basis. We are focused on building capabilities to support a variety of work styles where individuals, teams, and our business can be successful. We have invested in programs that help support our employees’ day-to-day wellness needs and goals including access to professional counselors, health coaching and advocacy services. We also maintain a whistleblower hotline through which employees can report health and safety risks.
Merger with fuboTV Sub
On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Sub, whereby fuboTV Sub continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Sub (the “Merger Agreement”). Following the Merger, we changed our name from “FaceBank Group, Inc.” to “fuboTV Inc.,” and we changed the name of fuboTV Sub to “fuboTV Media, Inc.” The combined company operates under the name “Fubo,” and our trading symbol is “FUBO.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger with fuboTV Sub” in Part II, Item 7 in this Annual Report for a further description of the Merger.

Government Regulation
Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New or modified laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties. Additionally, compliance with these laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results. For additional information about the impact of government regulations on our business, see “Risk Factors— Risks Related to Regulation” and “Risk Factors—Risks Related to Privacy, Consumer Protection and Cybersecurity” in Part I, Item 1A in this Annual Report.
Data Protection and Privacy
We are subject to various laws and regulations covering the privacy and protection of users’ data. Because we handle, collect, store, receive, transmit, transfer, and otherwise process certain information, which may include personal information, regarding our users and employees in the ordinary course of business, we are subject to federal, state and foreign laws related to the privacy and protection of such data. These laws and regulations, and their application to our business, are increasingly shifting and expanding. Compliance with these laws and regulations, such as the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), and the European Union General Data Protection Regulation 2016/679 (the “GDPR”) could affect our business, and their potential impact is unknown. Any actual or perceived failure to comply with these laws and regulations may result in investigations, claims and proceedings, regulatory fines or penalties, damages for breach of contract, or orders that require us to change our business practices, including the way we process data.
We are also subject to breach notification laws, including the GDPR, in the jurisdictions in which we operate, and we may be subject to litigation and regulatory enforcement actions as a result of any data breach or other unauthorized access to or acquisition or loss of personal information. Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the processing of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business. For additional information about the impact of data protection and privacy regulations on our business, see “Risk Factors—Risks Related to Privacy, Consumer Protection and Cybersecurity” in Part I, Item 1A in this Annual Report.
Corporate Information
We were incorporated in 2009 as a Florida corporation under the name York Entertainment, Inc., and on August 10, 2020, our name was changed to fuboTV Inc. fuboTV Sub was incorporated in 2014 as a Delaware corporation. Our principal executive offices are located at 1290 Avenue of the Americas, 9th Floor, New York, New York 10104, and our telephone number is (212) 672-0055. Our website address is at https://fubo.tv. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
We have incurred losses since inception. Our net loss for the year ended December 31, 2022 was $561.9 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
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
Seasonal variations in subscriber and marketing behavior significantly affect our business. We have previously experienced, and expect to continue to experience, effects of seasonal trends in subscriber behavior due to the seasonal nature of sports. We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year, driven primarily by sports leagues, especially the National Football League. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. We also typically experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, but, on the other hand, also typically incur greater marketing expenses as we attempt to attract new subscribers to our platform. In addition, expenditures by advertisers tend to be cyclical and are often discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns, and a variety of other factors, many of which are outside our control.
Accordingly, given the seasonal nature of our business, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue is likely to continue, and any shortfall in expected revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. For example, the COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption and, in addition, mounting inflationary cost pressures and potential recession indicators have negatively impacted the global economy. If these factors continue, or worsen, our revenue may be materially impacted. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.
We might not be able to utilize a significant portion of our net operating loss carryforwards.
As of December 31, 2022, we had federal net operating loss carryforwards of approximately $1,207.3 million, a portion of which will expire at various dates if not used prior to such dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.
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
As of December 31, 2022, we had $410.2 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.7 million.
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
Our growth to date has placed significant demands on our management and on our operational and financial infrastructure, and we expect these trends to continue in connection with further growth. In order to attain and maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to subscribers, advertisers, and business partners and who can increase the monetization of our platform. Continued growth could also strain our ability to maintain reliable service levels for our customers, effectively monetize the content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we also may be unable to meet our obligations under advertising agreements with respect to the delivery of advertising or other performance obligations. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.
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
In connection with licensing streaming content, we typically enter into multi-year agreements with content providers. Given the multiple-year duration, if subscriber acquisition and retention do not meet our expectations, our margins may be adversely impacted. In the past, we had long term programming deals that required minimum license fee payments and we failed to make certain of those minimum guarantee payments to certain key programmers. To the extent we fail to make any minimum guarantee payments in the future, if applicable, we may lose access to such content. We currently do not have any material programming deals that require minimum license fees in the United States.
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
To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term nature of certain of our commitments may limit our flexibility in planning for or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of certain of our content commitments, we may not be able to adjust our content offering quickly and our results of operations may be adversely impacted.

Our results may be adversely affected if long-term content contracts are not renewed on sufficiently favorable terms.
We typically enter into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of content rights for sporting events and other programs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution, the entrance of new participants in the market for distribution of content on digital platforms and other factors such as the impacts of COVID-19. With respect to the acquisition of content rights, particularly sports content rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
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

If consumers perceive a reduction in the value of our platform because, for example, we introduce new or adjust existing features, adjust pricing or platform offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers cancel their subscription for many reasons, including due to a perception that they do not use the platform sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscriptions both to replace canceled subscriptions and to grow our business beyond our current subscription base. While we permit multiple subscribers within the same household to share a single account for non-commercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely contracted over several years, we may not be able to adjust our expenditures or increase our (per subscriber) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted. Our results are also impacted by changes in the distribution strategy by the various content providers on our platform, which impacts our ability to accurately forecast subscriber growth and revenue. Some of these changes may include the simulcasting of sporting events that traditionally were only broadcasted on linear Pay TV, on “plus services” at generally lower prices. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these subscribers with new subscribers.
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
We operate in a highly competitive industry, and we compete for advertising revenue with other internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and Internet radio. We may not be successful in maintaining or improving our fill-rates or CPMs.
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
Content providers may also provide their content only on a service that includes a minimum number of channels from other providers or require that we only provide their content in specific service tiers that include a specific mix of programming. Certain provisions in these agreements could become a challenge to comply with if we were to lose rights under agreements with key programmers.
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
The content rights granted to us are complex and multi-layered and differ substantially across different content and content providers. We may be able to make certain content available on a VOD basis or on certain devices but may be restricted from doing the same with other content, sometimes even with the same content provider. We are often not able to make certain content available at certain times or in certain geographical regions. In addition, our obligations to provide equality in the treatment between certain content providers require us to continuously monitor and assess treatment of content providers and content across our products and services.
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
We currently offer subscribers the ability to receive streaming content through a host of Internet-connected screens, including TVs, digital video players, television set-top boxes and mobile devices. Some of our agreements with key distribution partners give distribution partners the ability to terminate their carriage of our service. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our subscribers via these devices, our ability to retain subscribers and grow our business could be adversely impacted.

Our business could be adversely affected if a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Fubo, and while these entities should be responsible for the devices’ performance, the connection between these devices and Fubo may nonetheless result in consumer dissatisfaction toward Fubo and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices or may lead us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our subscribers’ use and enjoyment could be negatively impacted.
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
In 2020 we identified material weaknesses in our internal control over financial reporting, which were remediated as of December 31, 2021. The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time-consuming, costly, and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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
In addition, from time to time, we release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Any such guidance will be composed of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed, and could differ materially from, any guidance we have provided, especially in times of economic uncertainty such as the current environment. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.
Impairment in the carrying value of goodwill or long-lived assets could negatively affect our operating results.
We have a significant amount of goodwill and long-lived assets on our consolidated balance sheet. Under generally accepted accounting principles, annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill and long-lived assets. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made
As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an interim impairment test of its goodwill and long-lived assets as of June 30, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $10.7 million for the wagering segment during the quarter ended June 30, 2022. The impairment charge represents all of the goodwill in the wagering segment.
The Company tests goodwill for impairment at the reporting unit level on an annual basis on October 1 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed a qualitative analysis during its annual goodwill impairment test on October 1, 2022 and determined that it was more likely than not that goodwill was not impaired. Since October 1, 2022, the Company experienced sustained decreases in its stock price and market capitalization. As a result, the Company conducted an impairment test of its goodwill and long-lived assets as of December 31, 2022. The results of the impairment test also showed that the fair value of the streaming reporting unit was in excess of its carrying value by 3.5%. Therefore, it was determined that goodwill was not impaired and no impairment charge was recorded during the impairment test conducted as of December 31, 2022 for the streaming reporting unit.

In addition, the Company determined that the Company’s initiation of a strategic review of its interactive wagering business in August 2022 constituted a triggering event, in that there will be a significant change in the extent and manner in which the long-lived assets of Fubo Sportsbook will be used, and there is an expectation that the assets will be sold or otherwise disposed of. For the year ended December 31, 2022, the Company determined the carrying value of the asset groups, within Fubo Sportsbook, did not exceed future undiscounted cash flows. The Company then calculated the fair value of the asset groups as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value in certain instances. Based on this analysis, the Company recognized an aggregate non-cash impairment charge of $76.7 million which represented substantially all of the long-lived assets of Fubo Sportsbook.
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
Companies such as AT&T, Comcast, Cox and Altice, along with MVPDs, such as YouTube TV, Hulu Live and Sling TV, offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming services in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.
In addition, many TV manufacturers, such as LG Electronics Inc., Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions pre-installed on their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality.
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
We launched the Fubo Sportsbook app in Iowa and Arizona during the fourth quarter of 2021, and in New Jersey during the third quarter of 2022. Expansion of our business into sports wagering, including through third-party partnerships, has generally subjected us to the laws and regulations of the jurisdictions in which we conducted our business or in some circumstances, of those jurisdictions in which our services were offered or were available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection and, potentially, any additional laws and regulations that may impact our business partners. These laws and regulations vary from one jurisdiction to another. While we have dissolved Fubo Gaming and ceased operation of Fubo Sportsbook as of the date of this Annual Report, we may to some extent remain subject to these laws and regulations as a result of the prior operation of Fubo Sportsbook or, if, and to the extent, we were to engage in gaming operations or otherwise partner with a third party subject to these laws and regulations in the future.

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
Our sports wagering business depended on payment processing providers to facilitate the movement of funds between our sportsbook and our customer base. As a result of the decision to cease operations in October 2022, Fubo Gaming no longer accepts wagers or deposits, and all sportsbook customers' funds, which had been deposited into their accounts, but not wagered, as well as any winnings from wagers, have been processed for return to the sportsbook customers. However, certain transactions relating to the return of those funds remain dependent on payment processing providers and anything that could interfere with or otherwise harm the relationships with payment service providers could have a material adverse effect on our businesses. Our ability to facilitate withdrawals by them may be restricted by any introduction of legislation or regulations restricting financial transactions with online or mobile sports wagering operators or prohibiting the use of credit cards and other banking instruments for online or mobile sports wagering transactions, or by any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the gambling industry in particular.
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
The jurisdictions where we operated each have their own regulatory framework, which required us to receive a license. Each jurisdiction typically required us to make detailed and extensive disclosures as to our beneficial ownership, our source of funds, the suitability and integrity of certain persons associated with us, our management competence, structure, and business plans, our proposed geographical territories of operation, and our ability to operate a gaming business in a socially responsible manner in compliance with regulation. Such jurisdictions also imposed ongoing reporting and disclosure obligations, both on a periodic and ad hoc basis in response to material issues affecting the business. Our gaming-related technology was also subject to testing and certification, generally designed to confirm matters such as the fairness of the gaming products offered by the business, our compliance with applicable law and regulation, and our ability to accurately generate settlement instructions and recover from outages.
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
While we have dissolved Fubo Gaming and ceased operation of Fubo Sportsbook as of the date of this Annual Report, our shareholders may to some extent remain subject to these laws and regulations as a result of our prior operation of Fubo Sportsbook or, if, and to the extent, we were to engage in gaming operations or otherwise partner with a third party subject to these laws and regulations in the future. A number of jurisdictions’ gaming laws have, and may in the future, require certain of our shareholders to file an application, be investigated, and qualify or have his, her, or its suitability determined by gaming authorities. Gaming authorities have very broad discretion when ruling on whether an applicant should be deemed suitable or not. Subject to certain administrative proceeding requirements, the gaming authorities have the authority to deny any application or limit, condition, revoke or suspend any gaming license, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
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
Laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber or third-party generated content, including defamatory content. Specifically, in the United States, Section 230 of the Communications Act of 1934, as amended by the Communications Decency Act (“Section 230”), limits the liability of providers of interactive computer services with respect to claims arising from content generated by a subscriber or third party. The scope of liability protection available to interactive computer service providers under Section 230 has been well-established through case law. On a regular basis, however, parties in litigation seek to limit the scope of immunity under Section 230, and government officials and others propose to eliminate or reduce existing liability protections under Section 230 via legislation. This year, the U.S. Supreme Court is expected to address the scope of protection available to interactive computer service providers under Section 230 in circumstances where such providers recommend content to users, or potentially more broadly. Any changes to the scope of liability protection available to providers of interactive computer services could affect our ability to claim protection under Section 230.

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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate. Recently, the U.S. enacted the Inflation Reduction Act, which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Furthermore, governmental agencies in domestic and international jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development, have recently focused on issues related to the taxation of multinational corporations (such as “base erosion and profit shifting”) and proposed potential changes to existing legislation (such as the imposition of minimum taxes). We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.
Risks Related to Our Operations
The COVID-19 pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.
The global spread of COVID-19 and the various attempts to contain it created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and employee concerns, we have altered certain aspects of our operations. Since early 2020, sports content has been impacted by COVID-19 due to travel restrictions and numerous professional and college sports leagues altering or, in some cases, cancelling seasons and events. As a result, our broadcasting partners had, and may in the future be required, to substitute other content in the place of previously scheduled live sporting events. While professional sports have generally returned, there is no guarantee that those seasons continue uninterrupted or at all. The potential further delay or cancellation of professional and college sports may cause us to temporarily have less popular content available on our platform, which could negatively impact consumer demand for and subscription retention to our platform and our number of paid subscribers.
The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the introduction of new strains of COVID-19; severity of future outbreaks; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the actions of professional and college sports leagues; the availability and cost to access the capital markets; the effect on our subscribers and subscriber demand for and ability to pay for our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions or restrictions related to the provision of streaming services over the internet, including impacts on CDNs and streaming quality. During any resurgences of COVID-19, we may not be able to provide the same level of customer service that our subscribers are used to, which could negatively impact their perception of our platform resulting in an increase in cancellations. There can be no assurance that financing may be available on attractive terms, if at all. With the increase in remote work during the COVID-19 pandemic and continued hybrid working environment, our workforce currently spends a significant amount of time working from home, which may impact their productivity. Such limitations caused by the pandemic have also resulted in us seeking extensions for our current and periodic filings with the SEC in some cases. We will continue to actively monitor the issues raised by the COVID-19 pandemic, including the spread of variants, and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, subscribers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our subscribers, or on our financial results.

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
From time to time, we acquire or invest in businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The risks associated with such acquisitions or investments include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect in the future to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Vigtory, Inc. in February 2021 and Edisn and Molotov in December 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Acquisitions in international markets, including Edisn and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.

Risks Related to Privacy, Consumer Protection and Cybersecurity
We are subject to a number of legal requirements and other obligations regarding privacy, security, consumer protection and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.
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
For example, the CCPA became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers the ability to access and delete their personal information, opt out of certain personal information activities, and receive details about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. California voters also approved a modification of the CCPA, the CPRA, which went into effect in January 2023. The CPRA significantly expands the rights granted to consumers under the CCPA. The CCPA and CPRA may increase our compliance costs and exposure to liability. Similarly, Virginia recently adopted the Virginia Consumer Data Protection Act ("VCDPA"), which went into effect in January 2023. The VCDPA will grant Virginia residents certain rights with respect to their personal data, has notice obligations, requires consent in some circumstances, among other things. While there is no private right of action, the VCDPA empowers the Attorney General to enforce the law. As with the CCPA and the CPRA, the VCDPA may increase our compliance costs and exposure to liability. New privacy laws will also become effective in Colorado, Connecticut, and Utah in 2023, and other U.S. states are considering adopting and/or enforcing similar laws and regulations.
Additionally, our use of subscriber data to deliver relevant advertising on our platform places us and our content publishers at risk for claims under a number of other laws, including but not limited to the Video Privacy Protection Act ("VPPA"). Some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties. The Federal Trade Commission ("FTC") has also revised its rules implementing the Children’s Online Privacy Protection Act ("COPPA Rules"), broadening the applicability of the COPPA Rules, including by expanding the types of information that are subject to these regulations. The COPPA Rules could effectively apply to limit the information that we and, our content publishers and advertisers collect and use, the content of advertisements and certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards and contractual obligations relating to privacy, data protection, and information security. More generally, the FTC and various state regulatory agencies are aggressively investigating and bringing enforcement actions that are focused on companies' collection, use, processing and sharing of consumer data, such as browsing information, for various uses, including but not limited to advertising. Other laws such as the Restore Online Shoppers' Confidence Act and analogous state laws require certain disclosures and consent mechanisms, among other things, in relation to recurring payments and subscription-based products or services. These rules are enforced by federal and state regulators and can subject companies to significant penalties, fines and injunctive relief.
In the European Union (“EU”) and its member states, the GDPR, which has been in effect since May 25, 2018, imposes stringent obligations relating to data protection and security. Further, the departure of the United Kingdom (“UK”) from the EU has created a separate regime with similarly onerous obligations. The GDPR, and UK data protection law, each authorizes authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of global annual revenue or €20 million (£17.5 million), whichever is greater, for certain violations.
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
Complying with the GDPR, CCPA, VCDPA, and other laws, regulations, and other obligations relating to privacy, consumer protection, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to, expansions of or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to, expansions of or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations.
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
Any actual or perceived inability to adequately address privacy, consumer protection, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection, consumer protection or security-related contractual terms with content publishers, card associations, advertisers, or others, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us. We may face regulatory investigations and proceedings, claims and litigation by governmental entities and private parties, damages for contract breach, damage to our reputation, restrictions on the use of our platform by advertisers and sales of subscriptions to our platform, and additional liabilities as a result, all of which could harm our business, reputation, financial condition, and results of operations.
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
Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer networks and systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, employees who are inattentive or careless and cause security vulnerabilities, power loss, telecommunications failures, and cybersecurity risks (for example, ransomware). Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription to existing and potential subscribers.
Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other data, content, confidential information, trade secrets or intellectual property. Additionally, outside parties may attempt to induce employees or subscribers to disclose sensitive or confidential information, or to take advantage of software or hardware bugs and vulnerabilities, in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.
As previously disclosed, we suffered one such incident on December 14, 2022, when we experienced service outage as a result of a criminal cyber-attack. Once we detected the attack, we took steps to contain the incident and worked to restore service to users as quickly as possible. Though service was temporarily disrupted, we were able to restore service on the evening of December 14, 2022. We reported the incident to law enforcement and engaged an industry-leading incident response firm to assist with our response. Though as of the date of this filing this incident has been resolved, we could be subject to future similar attacks.
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

We have implemented certain systems and processes designed to thwart hackers and protect our data and systems, but the techniques used to gain unauthorized access to data, systems, and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access, and we may be delayed in detecting unauthorized access or other security breaches and other incidents. There is no assurance that hackers may not have a material impact on our service or systems in the future or that security breaches or other incidents may not occur due to these or other causes. Efforts and technologies to prevent disruptions to our service and unauthorized access to our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures by circumventing controls, evading detection and obfuscating forensic evidence become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Additionally, disruption to our service and data security breaches and other incidents may occur as a result of employee or contractor error. Any significant disruption to our service or access to our systems or any data that we or those who provide services for us maintain or otherwise process, or the perception that any of these have occurred, could result in a loss of subscriptions, harm to our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems on which we depend or any loss of or unauthorized access to, use, alteration, destruction, or disclosure of personal information or other data could subject us to business, regulatory, contractual, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. With the increase in remote work during the COVID-19 pandemic and continued hybrid working environment, we and the third parties we use in our operations face increased risks to the security of infrastructure and data, and we cannot guarantee that our or their security measures will prevent security breaches. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. While the existence of our patent portfolio may deter some plaintiffs from asserting claims against us, from time to time we have faced, and expect in the future to face, allegations from “non-practicing entities.” Because these non-practicing entities have no relevant product revenue, and they exist primarily for the purpose of monetizing their patent portfolio through licensing and litigation, they may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. Defending ourselves against intellectual property infringement claims, whether or not they have merit, could be costly and could result in the diversion of resources and management time and attention, even if we are ultimately successful in the defending the claim. If a claim is successfully asserted against us, in addition to being liable for damages, our ability to use our current streaming technology and market our service could be restricted. We may also have to remove content from our service, or marketing materials. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, or marketing activities or take other actions to resolve the claims. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing events could harm our business.
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
If our technology, trademarks and other proprietary rights are not adequately protected to prevent use or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights, and all of our other intellectual property rights, including the intellectual property rights underlying our Service. We attempt to protect our intellectual property under patent, trade secret, trademark, and copyright law through a combination of intellectual property registration, employee and third-party assignment and nondisclosure agreements, other contractual restrictions, technological measures, and other methods. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and while we also generally enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, these agreements may not have been properly entered into on every occasion with the applicable counterparty, and such agreements may not always be effective to vest ownership of the relevant intellectual property in Fubo, or to control access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.
We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, or if approved, they may be limited in scope and might not provide us with a meaningful competitive advantage. Furthermore, third parties may oppose our applications, or challenge the validity or enforceability of any patents or other intellectual property issued or registered to, or otherwise held by us. Third parties may also knowingly or unknowingly infringe our intellectual property rights, and litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to protect and enforce our patents, trademarks, trade secrets and other intellectual property rights, to protect our patent rights and to challenge the validity or scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished. Furthermore, failure to protect our domain names could also adversely affect our reputation and brand and make it more difficult for subscribers to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, or that infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
Our use of open-source software could impose limitations on our ability to commercialize our platform.
We incorporate open-source software in our platform. From time to time, companies that incorporate open-source software into their proprietary software and products have faced claims challenging the ownership of their proprietary software and/or compliance with open-source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be our proprietary software or non-compliance with open-source licensing terms. Use and distribution of open source software may also entail greater risks than that of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license (including, in certain cases, source code of proprietary software that is distributed with or linked to open source software) be made available to licensees or the public, and that any modifications or derivative works to such software continue to be licensed under potentially unfavorable terms or at no or minimal cost.

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
•global and regional macroeconomic conditions, including as a result of the COVID-19 pandemic;
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

We also filed Form S-8 registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Further, we have filed two effective shelf registration statements on Form S-3 under each of which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.
Additionally, certain of our employees, executive officers, and directors have already entered into, or may in the future enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol, “FUBO.”
Holders of Record
As of January 31, 2023, there were 268 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Stock Performance Graph
The information contained in this stock performance graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The following graph compares the total shareholder return from October 8, 2020, the date on which our common shares commenced trading on the New York Stock Exchange, through December 31, 2022 of (i) our common stock, (ii) the Russell 3000 Index (“Russell 3000”) and (iii) the S&P Media and Entertainment Index, assuming an initial investment of $100 on October 8, 2020 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a sports-first, cable TV replacement product, offering subscribers access to tens of thousands of live sporting events annually, as well as leading news and entertainment content, both live and on demand. Fubo allows customers to access content through streaming devices and on SmartTVs, mobile phones, tablets, and computers.
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
We drive our business model with three core strategies:
•Grow our paid subscriber base
•Optimize our content portfolio, engagement and retention
•Increase monetization through subscription and advertising.
Recent Developments — Fubo Gaming Dissolution
On October 17, 2022, we filed a Certificate of Dissolution with the Secretary of State of the State of Delaware to dissolve our wholly owned subsidiary, Fubo Gaming Inc. (“Fubo Gaming”). In connection with the dissolution of Fubo Gaming, we concurrently ceased operation of Fubo Sportsbook (as defined below).
Merger with fuboTV Sub
On April 1, 2020, fuboTV Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) merged with and into fuboTV Sub, whereby fuboTV Sub continued as the surviving corporation and became our wholly-owned subsidiary pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of March 19, 2020, by and among us, Merger Sub and fuboTV Sub (the “Merger Agreement”). Following the Merger, we changed our name from “FaceBank Group, Inc.” to “fuboTV Inc.,” and we changed the name of fuboTV Sub to “fuboTV Media, Inc.” The combined company operates under the name “Fubo,” and our trading symbol is “FUBO.”
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
On October 17, 2022, we ceased operation of our business-to-consumer online mobile sports book ("Fubo Sportsbook") in connection with the dissolution of Fubo Gaming. See "—Recent Developments—Fubo Gaming Dissolution". The results of operations of Fubo Sportsbook are presented as discontinued operations in our consolidated financial statements.
Segments
In connection with the dissolution of Fubo Gaming and the termination of Fubo Sportsbook, assets and liabilities and the operations of our former wagering reportable segment have been reported in discontinued operations for all periods presented. With respect to our continuing operations, we operate as a single reportable segment.
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

Acceleration or Deceleration of Cord-Cutting
In recent years, including as a result of the COVID-19 pandemic, we and other streaming services experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. Although traditional pay TV currently accounts for the majority of TV viewing hours for U.S. households; the proportion has declined in recent years as customers cut the cord. While we believe consumers are increasingly favoring the streaming services based on, among other factors, customer experience and pricing considerations, these positive trends for our business may not continue during future periods.
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
Seasonality
We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by sports leagues, especially the National Football League. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. In addition, we typically see subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year.
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

Components of Results of Operations
Revenues
Subscription
Subscription revenue consists of subscription plans sold through the Company’s website and third-party app stores.
Advertising
Advertising revenue consists of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.
Software licenses, net
Software license revenue consists of revenue generated from the sale of software licenses at one of our former subsidiaries, Nexway eCommerce Solutions. As a result of the deconsolidation of Nexway AG, which was effective as of March 31, 2020, the Company no longer generates revenue from software licenses.
Other
Other revenue consists of a contract to sub-license rights to broadcast certain international sporting events to a third party and commissions earned on sales through a channel distribution platform.
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
Loss from discontinued operations
The loss from discontinued operations primarily consists of operating expenses related to the launch of the wagering business and impairment expense associated with the write-off of goodwill, intangible assets, and other assets.

Results of Operations for the Years Ended December 31, 2022, and 2021 (in thousands):

	For the Years Ended December 31,
	2022		2021
Revenues
Subscription	$905,886		$564,441
Advertising	101,739		73,749
Other	1,071		180
Total revenues	1,008,696		638,370
Operating expenses
Subscriber related expenses	976,415		593,241
Broadcasting and transmission	73,377		55,563
Sales and marketing	183,615		135,720
Technology and development	69,264		55,418
General and administrative	81,151		89,039
Depreciation and amortization	36,731		37,666
Total operating expenses	1,420,553		966,647
Operating loss	(411,857)		(328,277)

Other income (expense)
Interest expense and financing costs	(11,696)		(13,451)
Amortization of debt discount	(2,476)		(14,928)
Loss on extinguishment of debt	—		(380)
Change in fair value of warrant liabilities	(1,701)		2,659
Other income (expense)	1,019		(90)
Total other expense	(14,854)		(26,190)
Loss from continuing operations before income taxes	(426,711)		(354,467)
Income tax benefit	1,666		2,681
Net loss from continuing operations	(425,045)		(351,786)

Discontinued operations
Loss from discontinued operations before income taxes	(136,874)	—	(31,177)
Net loss from discontinued operations	(136,874)		(31,177)

Net loss	(561,919)		(382,963)

Revenue, net
During the year ended December 31, 2022, we recognized revenues of $1,008.7 million compared to $638.4 million during the year ended December 31, 2021. The increase of $370.3 million was primarily due to an increase in subscription revenue of $341.4 million, comprising $290.5 million from increases in our subscriber base, $29.1 million from increases in subscription package prices and attachments sold and $21.8 million from the acquisition of Molotov S.A.S. ("Molotov") in December 2021. Advertising revenue increased $28.0 million primarily due to an increase in the number of impressions sold.
Subscriber related expenses
During the year ended December 31, 2022, we recognized subscriber related expenses of $976.4 million compared to $593.2 million during the year ended December 31, 2021. The increase of $383.2 million was primarily due to an increase in affiliate distribution rights and other distribution costs resulting from an increase in subscribers.
Broadcasting and transmission
During the year ended December 31, 2022, we recognized broadcasting and transmission expenses of $73.4 million compared to $55.6 million during the year ended December 31, 2021. The increase of $17.8 million was primarily due to a higher number of linear feeds due to additional channel launches.
Sales and marketing
During the year ended December 31, 2022, we recognized sales and marketing expenses of $183.6 million compared to $135.7 million during the year ended December 31, 2021. The increase of $47.9 million was primarily due to a $19.3 million increase in stock-based compensation, $21.3 million increase in marketing expenses to acquire new customers for the streaming platform and a $5.7 million increase in payroll expense due to an increase in employee headcount.
Technology and development
During the year ended December 31, 2022, we recognized technology and development expenses of $69.3 million compared to $55.4 million during the year ended December 31, 2021. The increase of $13.9 million was primarily due to an increase of $8.8 million in salaries due to an increase in employee headcount, $2.6 million in software expense and $3.7 million in cost from the acquisitions of Molotov and Edisn in December 2021.
General and Administrative
During the year ended December 31, 2022, general and administrative expenses totaled $81.2 million compared to $89.0 million for the year ended December 31, 2021. The decrease of $7.8 million was primarily due to a decrease in stock-based compensation of $16.2 million, $7.6 million in sales tax and $5.7 million in professional fees, partially offset by a $15.6 million increase from the acquisition of Molotov and $4.7 million increase in salaries due to an increase in employee headcount.
Depreciation and amortization
During the year ended December 31, 2022, we recognized depreciation and amortization expenses of $36.7 million compared to $37.7 million during the year ended December 31, 2021. The decrease of $1.0 million is primarily related to a reduction of amortization expense of $6.7 million, partially offset by increased amortization expense of $5.8 million from the acquisitions of Molotov and Edisn in December 2021.
Other Income (Expense)
During the year ended December 31, 2022, we recognized $14.9 million of other expense (net) compared to $26.2 million of other expense (net) during the year ended December 31, 2021. The decrease of $11.3 million is primarily related to a $4.4 million reduction in the change in fair value of warrant liabilities, a $0.4 million decrease in loss on extinguishment of debt, and a $1.8 million reduction of interest expense, partially offset by an increase of $12.5 million in amortization of debt discount.

Income tax benefit
During the year ended December 31, 2022, we recognized an income tax benefit of $1.7 million compared to $2.7 million during the year ended December 31, 2021. The decrease of $1.0 million in the income tax benefit is primarily due to our inability to fully recognize the future tax benefits on current year losses.
Loss from discontinued operations, net of tax
During the year ended December 31, 2022, we recognized a net loss from discontinued operations of $136.9 million compared to $31.2 million during the year ended December 31, 2021. The change of $105.7 million is primarily due to an increase in the operating expenses of the wagering business and a charge for the impairment of goodwill, intangible assets and other assets.

Results of Operations for the Years Ended December 31, 2021 and 2020 (in thousands):
On August 15, 2019 and September 16, 2019, the Company acquired Facebank AG and Nexway, respectively, and on April 1, 2020, the Company acquired fuboTV Pre-Merger. The results of our operations for the year ended December 31, 2020 includes the results of operations of Facebank AG and Nexway, which were disposed of in July 2020. Because of this, certain of our results of operations for the year ended December 31, 2021 are not readily comparable to the results of operations for the year ended December 31, 2020.

	For the Years Ended
	2021	2020
Revenues
Subscription	$564,441	$184,328
Advertising	73,749	24,904
Software licenses, net	—	7,295
Other	180	1,219
Total revenues	638,370	217,746
Operating expenses
Subscriber related expenses	593,241	204,240
Broadcasting and transmission	55,563	29,542
Sales and marketing	135,720	63,141
Technology and development	55,418	30,189
General and administrative	89,039	77,635
Depreciation and amortization	37,666	43,972
Impairment of goodwill and intangible assets	—	248,926
Total operating expenses	966,647	697,645
Operating loss	(328,277)	(479,899)

Other income (expense)
Interest expense and financing costs	(13,451)	(18,637)
Amortization of debt discount	(14,928)	—
Gain on sale of assets	—	7,631
Loss on extinguishment of debt	(380)	(24,521)
Loss on deconsolidation of Nexway	—	(11,919)
Change in fair value of warrant liabilities	2,659	(83,338)
Change in fair value of shares settled liability	—	(1,665)
Change in fair value of derivative liability	—	(426)
Change in fair value of profit share liability	—	1,971
Unrealized gain on equity method investment	—	2,614
Foreign currency exchange loss	—	(1,010)
Other income (expense)	(90)	147
Total other expense	(26,190)	(129,153)
Loss from continuing operations before income taxes	(354,467)	(609,052)
Income tax benefit	2,681	9,660
Net loss from continuing operations	(351,786)	(599,392)

Discontinued operations
Loss from discontinued operations before income taxes	(31,177)	—
Net loss from discontinued operations	(31,177)	—

Net loss	(382,963)	(599,392)

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
The increase of $420.6 million was primarily due to a full year of revenue in 2021 of Fubo compared to nine months in the prior year period, $301.6 million of higher subscription revenue due to increases in our subscriber base, $78.5 million of higher subscription revenue due to increases in subscription package prices and a $48.8 million increase in advertising revenue resulting from an increase in the number of impressions sold.
Subscriber related expenses
During the year ended December 31, 2021, we recognized subscriber related expenses of $593.2 million compared to $204.2 million during the year ended December 31, 2020. The increase of $389.0 million was primarily due to a full year of expenses in 2021 of Fubo compared to nine months in the prior year period comprised of an increase of $371.4 million in affiliate distribution rights and $12.5 million in other distribution costs primarily driven by an increase in the number of subscribers.
Broadcasting and transmission
During the year ended December 31, 2021, we recognized broadcasting and transmission expenses of $55.6 million compared to $29.5 million during the year ended December 31, 2020. The increase of $26.1 million was primarily due to a full year of expenses in 2021 of Fubo compared to nine months in the prior year period and higher number of linear feeds due to additional channel launches.
Sales and marketing
During the year ended December 31, 2021, we recognized sales and marketing expenses of $135.7 million compared to $63.1 million during the year ended December 31, 2020. The increase of $72.6 million was primarily due to a full year of expenses in 2021 of Fubo compared to nine months in the prior year period and increased marketing expenses incurred to acquire new customers to our streaming platform.
Technology and development
During the year ended December 31, 2021, we recognized technology and development expenses of $55.4 million compared to $30.2 million during the year ended December 31, 2020. The increase of $25.2 million was primarily due to a full year of expenses in 2021 of Fubo compared to nine months in the prior year period including an increase of $16.9 million in salaries due to an increase in employee headcount and $8.6 million in stock-based compensation.
General and Administrative
During the year ended December 31, 2021, general and administrative expenses totaled $89.0 million compared to $77.6 million for the year ended December 31, 2020. The increase of $11.4 million was primarily due to a full year of expenses in 2021 of Fubo compared to nine months in the prior year period including a $5.2 million increase in sales tax reserves, $1.3 million increase in stock-based compensation and $5.0 million increase in salaries due to an increase in employee headcount.
Depreciation and amortization
During the year ended December 31, 2021, we recognized depreciation and amortization expenses of $37.7 million compared to $44.0 million during the year ended December 31, 2020. The decrease of $6.3 million is primarily related to a reduction of $16.4 million of amortization expense related to intangible assets of FaceBank Pre-Merger that were subject to impairment charges in the third and fourth quarters of 2020, offset in part by a full year of expenses in 2021 compared to nine months in the prior year period.

Impairment of intangible assets and goodwill
During the year ended December 31, 2020, we recognized an impairment of Facebank Pre-Merger intangible assets and goodwill of $248.9 million.
Other Income (Expense)
During the year ended December 31, 2021, we recognized $26.2 million of other expense (net), compared to $129.2 million of other expense (net) during the year ended December 31, 2020. The decrease of $103.0 million is primarily related to an $86.0 million reduction in the change in fair value of warrant liabilities, a $24.1 million decrease in loss on extinguishment of debt, an $11.9 million reduction in loss on deconsolidation of Nexway during 2020 and a $5.2 million reduction of interest expense, partially offset by an increase of $14.9 million in amortization of debt discount, $7.6 million gain on the sale of the Facebank AG and Nexway assets during 2020 and $2.6 million unrealized gain on our equity method investment in Nexway in 2020. Facebank AG and Nexway were sold in July 2020.
Income tax benefit
During the year ended December 31, 2021, we recognized an income tax benefit of $2.7 million compared to $9.7 million during the year ended December 31, 2020. The decrease of $7.0 million in the income tax benefit is primarily due to our inability to fully recognize the future tax benefits on current year losses.
Loss from discontinued operations, net of tax
During the year ended December 31, 2021, we recognized a loss from discontinued operations of $31.2 million related to the Wagering business that was terminated in October 2022. There is no comparable information for the year ended December 31, 2020.

Key Performance Metrics
We use certain key performance metrics to monitor and manage our business, including to measure our operating performance, identify trends affecting our business and make strategic decisions. We believe these key performance metrics provide useful information to investors in evaluating our operating results in the same manner management does.
Paid Subscribers
We believe the number of paid subscribers is a relevant measure to gauge the size of our user base. Paid subscribers are total subscribers that have completed registration with Fubo, have activated a payment method (only reflects one paying user per plan), from which Fubo has collected payment in the month ending the relevant period. Users who are on a free (trial) period are not included in this metric.
As of December 31, 2022 and 2021, we had approximately 1.4 million and 1.1 million paid subscribers in the United States and Canada ("North America" or "NA"), respectively. We had 0.4 million and 0.2 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of December 31, 2022 and 2021, respectively.
Average Revenue Per User
Beginning in the third quarter of 2022, Average Revenue Per User (“ARPU”) is calculated using GAAP Subscription revenue and GAAP Advertising revenue. Previously, ARPU was calculated using Platform Bookings, which consisted of GAAP Subscription revenue and GAAP Advertising revenue, adjusted for deferred revenue.
We believe ARPU provides useful information for investors to gauge the revenue generated per subscriber on a monthly basis. ARPU, with respect to a given period, is defined as total Subscription revenue and Advertising revenue recognized in such period, divided by the average daily paid subscribers in such period, divided by the number of months in such period. Advertising revenue, like Subscription revenue, is primarily driven by the number of subscribers to our platform and per-subscriber viewership such as the type of, and duration of, content watched on platform. We believe ARPU is an important metric for both management and investors to evaluate the Company’s core operating performance and measure our subscriber monetization, as well as evaluate unit economics, payback on subscriber acquisition cost and lifetime value per subscriber. In addition, we believe that presenting a geographic breakdown for North America ARPU and ROW ARPU allows for a more meaningful assessment of the business because of the significant differences in both Subscription revenue and Advertising revenue generated on a per subscriber basis in North America when compared to ROW due to our current subscription pricing models and advertising monetization in the two geographic regions. Comparable information for the year ended December 31, 2022 is not presented for ROW ARPU because until our acquisition of our French streaming service, Molotov, in December 2021, we primarily operated in North America and therefore we believe such a comparison would not provide useful information for investors in evaluating our business
Our NA ARPU was $72.74 and $70.50 for the years ended December 31, 2022 and 2021, respectively. Our ROW ARPU was $6.14 for the year ended December 31, 2022.
Gross Profit and Gross Margin (GAAP)
Gross Profit is defined as Revenue less Subscriber related expenses and Broadcasting and transmission. Gross Margin is defined as Gross Profit divided by Revenue. We believe these measures are useful because they represent key profitability metrics for our business and are used by management to evaluate the performance of our business, including measuring the cost to deliver our product to subscribers against revenue.
Our gross profit was $(41.1) million and $(10.4) million for the years ended December 31, 2022 and 2021, respectively. Our gross margin was (4.1)% and (1.6)% for the same periods, respectively.

The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU:

	Years Ended December 31,
	2022	2021
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$905,886	$564,441
Advertising Revenue (GAAP)	101,739	73,749
(Subtract):
ROW Subscription Revenue	(23,207)	(1,450)
ROW Advertising Revenue	(1,134)	(211)
Total	983,284	636,529
Divide:
Average Subscribers (North America)	1,126,461	752,360
Months in Period	12	12
North America Monthly Average Revenue per User (NA ARPU)	$72.74	$70.50
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU:

Years Ended December 31,
2022
As-Reported
Subscription Revenue (GAAP)	$905,886
Advertising Revenue (GAAP)	101,739
(Subtract):
North America Subscription Revenue	(882,679)
North America Advertising Revenue	(100,605)
Total	24,341
Divide:
Average Subscribers (ROW)	330,222
Months in Period	12
ROW Monthly Average Revenue per User (ROW ARPU)	$6.14

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 16 in the accompanying consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of December 31, 2022, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022. Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees. In addition, prior to the dissolution of our subsidiary, Fubo Gaming, on October 17, 2022, and the concurrent termination of operations of Fubo Sportsbook, our primary uses of cash included expenses related to the launch and operations of our wagering business.
We successfully raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “2021 Form S-3”) pursuant to which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. We also have an additional effective shelf registration statement on Form S-3 (No 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.
On August 13, 2021, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Needham & Company, LLC and Oppenheimer & Co. Inc., as sales agents, under which we, from time to time, sold shares of our common stock having an aggregate offering price of up to $500.0 million through the sales agents (the “2021 ATM Program”) under our 2021 Form S-3. On August 4, 2022, we terminated the 2021 ATM Program, and entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "2022 ATM Program," and, collectively, with the 2021 ATM Program, the "ATM Programs") under our 2021 Form S-3.
During the year ended December 31, 2022, we sold 50,620,577 shares of our common stock in at-the-market offerings pursuant to the 2021 Form S-3 and ATM Programs, resulting in net proceeds of approximately $292.1 million, after deducting agent commissions and issuance costs. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $343.2 million.
As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we incurred immaterial charges for severance and other employee-related costs. We also expect to incur other cash charges, the amount and timing of which cannot be estimated at this time.
We may be required to seek additional capital, including in the event we engage in repurchases of our debt or equity securities in the future. Subject to market conditions, we are considering various financing opportunities, which may include one or a combination of secured indebtedness, unsecured indebtedness and equity or equity-linked securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Issuing additional shares of our capital stock, other equity securities, or additional securities convertible into equity may dilute the economic and voting rights of our existing shareholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership. If we are unable to raise additional capital due to unfavorable market conditions, including rising interest rates, or otherwise, or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers, develop new technologies that can compete in a rapidly changing market with many competitors and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We believe our existing cash, cash equivalents and restricted cash will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months.
In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide COVID-19 pandemic and other macroeconomic factors, including inflationary cost pressures and potential recession indicators. However, we are continuing to assess the impact that COVID-19 and other macroeconomic factors may have on our operations. Although the number of people who have been vaccinated has been increasing, the future effects of COVID-19 are unknown and the potential future impact on our results of operations, financial condition or liquidity depends on factors beyond our knowledge and control. See Note 11 in the accompanying consolidated financial statements for further discussion regarding our outstanding indebtedness.
Cash Flows (in thousands)

	Year Ended December 31,
	2022	2021	2020
Continuing operations:
Net cash used in operating activities	(289,786)	(171,896)	(149,018)
Net cash used in investing activities	(5,987)	(30,377)	(1,457)
Net cash provided by financing activities	296,270	511,958	279,072
Discontinued operations
Net cash used in operating activities	(26,915)	(24,031)	—
Net cash used in investing activities	(6,436)	(45,795)	—

Net increase in cash, cash equivalents and restricted cash	(32,854)	239,859	128,597
Continuing Operations
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $289.8 million, which consisted of our net loss of $425.0, adjusted for non-cash movements of $95.9 million. The non-cash movements consist primarily of $36.7 million of depreciation and amortization expenses, $52.5 million of stock-based compensation, $2.5 million of amortization of debt discounts and $3.1 million amortization of right of use assets, partially offset by $1.7 million of change in fair value of warrant liability. Changes in operating assets and liabilities resulted in cash inflows of approximately $39.3 million, primarily due to a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $63.3 million due to timing of payments and a net increase in deferred revenue of $21.1 million, partially offset by increases in accounts receivable of $9.8 million and prepaid expenses, prepaid sports rights and other assets of $35.3 million.
For the year ended December 31, 2021, net cash used in operating activities was $171.9 million, which consisted of our net loss of $351.8 million, adjusted for non-cash movements of $102.3 million. The non-cash movements consist primarily of $37.7 million of depreciation and amortization expenses, $53.2 million of stock-based compensation, $14.9 million of amortization of debt discounts and $1.0 million amortization of right of use assets, partially offset by $2.7 million of change in fair value of warrant liability and $2.7 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash inflows of approximately $77.6 million, primarily due to a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $73.4 million due to timing of payments and a net increase in deferred revenue of $26.1 million, partially offset by increases in accounts receivable of $15.0 million and prepaid expenses, prepaid sports rights and other assets of $6.8 million.

For the year ended December 31, 2020, net cash used in operating activities was $149.0 million, which consisted of our net loss of $599.4 million, adjusted for non-cash movements of $456.2 million. The non-cash movements included $248.9 million impairment of Facebank Pre-Merger intangible assets and goodwill, $83.3 million change in fair value of warrants, $50.7 million of stock-based compensation, $44.0 million of depreciation and amortization expenses primarily related to intangible assets, $24.5 million loss on extinguishment of debt, $12.3 million of amortization of debt discounts, $8.6 million loss on deconsolidation of Nexway (net of cash), $1.7 million of change in fair value of shares settled liability and $1.0 million of loss on foreign currency exchange, partially offset by $9.7 million of deferred income tax benefit, $7.6 million gain on the sale of assets, $2.6 million of unrealized gain on investments and $2.0 million change in fair value of profit share liability. Changes in operating assets and liabilities resulted in cash outflows of approximately $5.8 million, primarily due to a net increase in accounts receivable, prepaid expenses and other current assets of $14.7 million, a decrease in accounts payable, due to related parties and lease liabilities of $40.5 million, and partially offset by an increase in accrued expenses of $40.8 million, and deferred revenue of $8.6 million.
Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $6.0 million, which primarily consisted of $1.1 million of capital expenditures and $4.9 million for capitalized internal use software.
For the year ended December 31, 2021, net cash used in investing activities was $30.4 million, which primarily consisted of $3.4 million of capital expenditures, $4.1 million for capitalized internal use software, and $22.9 million for acquisitions.
For the year ended December 31, 2020, net cash used in investing activities was $1.5 million, which consisted of a $10.0 million advance to fuboTV Pre-Merger, $0.6 million related to the sale of Nexway and $0.2 million in capital expenditures, offset by net cash received of $9.4 million from the acquisition of fuboTV Pre-Merger.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $296.3 million. The net cash provided is primarily related to approximately $292.1 million of net proceeds received from the “at-the market” offering and $5.8 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $1.7 million of outstanding debt.
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
For the year ended December 31, 2020 net cash provided by financing activities was $279.1 million. The net cash provided is primarily related to $278.9 million of proceeds received from the sale of our common stock, $33.6 million of proceeds received in connection with short-term and long-term borrowings, $3.9 million from the exercise of stock options and warrants and $3.0 million of proceeds received from the issuance of convertible notes. These proceeds were partially offset by repayments of $35.4 million of notes payable, repayment of $3.9 million of convertible notes, and $0.9 million in connection with the redemption of Series D preferred stock.
Discontinued operations
Operating and Investing Activities
For the year ended December 31, 2022, net cash used in operating and investing activities was $26.9 million and $6.4 million, respectively, due to the launch of Fubo Sportsbook in the fourth quarter of 2021. Fubo Sportsbook was terminated in October 2022.
For the year ended December 31, 2021, net cash used in operating and investing activities was $24.0 million and $45.8 million, respectively, to launch Fubo Sportsbook.

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
In accounting for the Merger described in Note 5 to our consolidated financial statements in Part II, Item 8 of this Annual Report, judgment was required in determining the accounting acquirer. Our evaluation of the accounting acquirer considered various indicators including voting rights, minority voting interest, composition of board of directors, composition of management and relative size of the entities. We ultimately concluded that Facebank Pre-Merger was the accounting acquirer in the Merger because (i) FaceBank Pre-Merger’s shareholders owned approximately 57% of the voting common shares of the combined company immediately following the closing of the Merger (54% assuming the exercise of all vested stock options as of the closing of the transaction) and (ii) directors appointed by FaceBank Pre-Merger would hold a majority of board seats in the combined company.
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
During the third quarter of 2020, we identified a triggering event related to our Facebank reporting unit that required us to perform a quantitative assessment. We concluded that the fair value of the reporting unit was less than its carrying value and we recognized an impairment charge of $148.1 million in third quarter of 2020. The impairment charge was primarily related to the departure of the former executive of the Facebank business and our shift in focus to the Fubo business.
We performed our annual impairment test in the fourth quarter of 2021 and concluded that no additional impairment charges were necessary.
In the second quarter of 2022, we identified a triggering event that required us to perform a quantitative assessment of impairment of goodwill as of June 30, 2022. We concluded that the fair value of goodwill attributable to the Wagering reporting unit was less than its carrying value, which resulted in full impairment of the goodwill of $10.7 million. There was no impairment identified for the Streaming reporting unit as of June 30, 2022.

In the fourth quarter of 2022, we identified a triggering event that required us to perform a quantitative assessment of goodwill for the Streaming reporting unit as of December 31, 2022. The results of the impairment test also showed that the fair value of the streaming reporting unit was in excess of its carrying value by 3.5%. Therefore no impairment charge was recorded during the quarter ended December 31, 2022.
The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. The Company’s December 31, 2022 goodwill impairment test reflected an allocation of 50% and 50% between income and market-based approaches, respectively. The income-based approach also takes into account the future growth and profitability expectations. Significant inputs into the valuation models included the control premium, discount rate, and revenue market multiples as follows:

December 31, 2022
Control premium	35%
Discount rate	31%
Revenue multiples	0.34x - 0.52x
Intangible Assets
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
The Company determined that the initiation of a strategic review of its interactive wagering business in August 2022 constituted a triggering event, in that there would be a significant change in the extent and manner in which the long-lived assets of Fubo Sportsbook would be used, and there was an expectation that the assets would be sold or otherwise disposed of. For the year ended December 31, 2022, the Company determined the carrying value of the asset groups, within Fubo Sportsbook, did not exceed future undiscounted cash flows. The Company then calculated the fair value of the asset groups as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value in certain instances. Based on this analysis, the Company recognized an aggregate non-cash impairment charge of $76.7 million which represented substantially all of the long-lived assets of Fubo Sportsbook.
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
The Black-Scholes model assumptions are further described below:
•Common stock – the fair value of the Company’s common stock.
•Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.
•Expected Volatility – The Company historically has lacked sufficient company specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies with consideration of the volatility of its own traded stock price.
•Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
•Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.
There were no stock options issued during the year ended December 31, 2022.
The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2021 and 2020:

Years ended December 31
	2021	2020
Dividend yield	—%	—%
Expected price volatility	44.8% - 45.2%	44.4%-57.3%
Risk free interest rate	0.6% - 1.1%	0.23%-0.58%
Expected term (years)	5.8 - 6.1 years	5.3 - 7.5 years
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

The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2021 and 2020 in the Monte Carlo simulation model:

	For the years ended December 31,
	2021	2020
Dividend yield	—	—
Expected volatility	71.5%	76.0%-88.1%
Risk free rate	1.3%	0.24%-0.30%
Derived service period	2.0 years	1.6- 1.9 years

We account for forfeitures as they occur.
Recently Issued Accounting Pronouncements
See Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report for a discussion of recent accounting policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates and foreign currency. The following discussion provides additional information regarding these risks.
Interest Rate Risk
As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $343.2 million. Our cash equivalents are generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of December 31, 2022, we had $410.2 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.7 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 4.1% and 3.6% of the consolidated amount for the three months and year ended December 31, 2022, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are the euro and the Canadian dollar. As of December 31, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other foreign currencies would not have resulted in a material impact on our consolidated financial statements.
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

Item 9A. Controls and Procedures.
A.Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
B.Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
C.Report of Management on Internal Controls over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2022, management completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022. KPMG, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included below.
D.Attestation Report of the Registered Public Accounting Firm
E.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors fuboTV Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited fuboTV Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2023

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
The remaining information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.
The information required by this Item 12 will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)(1)Financial Statements.
The following documents are included on pages F-1 through F-51 attached hereto and are filed as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.
(a)(2)Financial Statement Schedules.
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(a)(3)Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	3/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	8/5/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	8/5/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	3/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	1/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	6/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	6/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	7/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	3/6/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/5/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	8/6/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	9/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	3/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	3/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	7/6/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	7/6/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	7/6/2020

3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	7/6/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	7/6/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	7/6/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	8/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 25, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	8/5/2022
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	3/2/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	3/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	7/6/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	2/2/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	2/2/2021
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1†	fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.2	7/6/2020
10.2†	Form of Stock Option Agreement under the fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.3	7/6/2020
10.3†	fuboTV Inc. 2020 Equity Incentive Plan, as amended	8-K	001-39590	10.1	12/18/2020
10.4†	Form of Stock Option Agreement under the fuboTV Inc. 2020 Equity Incentive Plan, as amended	10-K	001-39590	10.4	3/1/2022
10.5†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (standard)	10-K	001-39590	10.5	3/1/2022
10.6†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (key employees)	10-K	001-39590	10.6	3/1/2022
10.7†	Vigtory, Inc. 2020 Equity Compensation Plan, as amended, and related form agreements	S-8	333-253951	4.1	3/5/2021

10.8†	fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	8/8/2022
10.9†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	8/8/2022
10.10†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	8/8/2022
10.11†	Form of Stock Option Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	8/8/2022
10.12†	Form of Indemnification Agreement by and between fuboTV Inc. and its directors and officers	8-K	000-55353	10.2	4/7/2020
10.13†	Employment Agreement, by and between David Gandler and the Company, dated October 8, 2020.	8-K	001-39590	10.1	10/14/2020
10.14	Lease dated February 23, 2021 by and among fuboTV Inc. and HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC	8-K	001-39590	10.1	3/3/2021
10.15	fuboTV Inc. Outside Director Compensation Policy	10-K	001-39590	10.21	3/25/2021
10.16	Consulting Agreement by and between the Company and Ignacio Figueras dated as of November 25, 2020	10-K	001-39590	10.23	3/25/2021
10.17†	Offer Letter, dated as of January 3, 2022, by and between fuboTV Inc. and John Janedis	10-K	001-39590	10.15	3/1/2022
10.18	Form of Purchase Agreement, by and between the Company and the Purchaser	10-Q	000-55353	10.31	7/6/2020
10.19	Sales Agreement, dated August 4, 2022, by and between fuboTV Inc., Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC.	8-K	001-39590	10.10	8/5/2022
21.1	List of Significant Subsidiaries of fuboTV Inc.					*
23.1	Consent of KPMG LLP, independent auditor					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUBOTV INC.

Dated: February 27, 2023	By:	/s/ David Gandler
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

Signature	Title	Date

/s/ David Gandler	Chief Executive Officer and Director	February 27, 2023
David Gandler	(principal executive officer)

/s/ John Janedis	Chief Financial Officer	February 27, 2023
John Janedis	(principal financial officer and principal accounting officer)

/s/ Edgar Bronfman, Jr.	Executive Chairman and Director	February 27, 2023
Edgar Bronfman

/s/ Ignacio Figueras	Director	February 27, 2023
Ignacio Figueras

/s/ Julie Haddon	Director	February 27, 2023
Julie Haddon

/s/ Daniel Leff	Director	February 27, 2023
Daniel Leff

/s/ Laura Onopchenko	Director	February 27, 2023
Laura Onopchenko

Pär-Jörgen Pärson	Director	February 27, 2023
Pär-Jörgen Pärson

fuboTV Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors fuboTV Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of fuboTV Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the 2026 Convertible Notes as of January 1, 2022 due to the adoption of Accounting Standards Update (ASU) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
Goodwill impairment assessment for the streaming reporting unit
As discussed in Notes 3 and 8 to the consolidated financial statements, the Company’s goodwill balance for the streaming reporting unit is $618.5 million as of December 31, 2022. Since October 1, 2022, the Company experienced sustained decreases in its stock price and market capitalization. As a result, the Company conducted an impairment test of its goodwill as of December 31, 2022, estimating the fair value of its streaming reporting unit by weighting results from a market approach and an income approach. The results of the impairment test showed that the fair value was in excess of the carrying value of the reporting unit. Therefore, it was determined that goodwill is not impaired.
We identified the assessment of the fair value of the streaming reporting unit for purposes of the December 31, 2022 goodwill impairment test as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used in the income approach. Specifically, the Company’s determination of the revenue growth, subscriber related expenses and discount rate used in the test were challenging as they represented subjective determinations of future market and economic conditions. Changes in these assumptions could have had a significant effect on the Company’s assessment of the fair value of the streaming reporting unit. Additionally, the audit effort associated with the discount rate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the revenue growth, subscriber related expenses and discount rate used. We evaluated the reasonableness of the Company’s revenue growth by comparing it to historical results, analyst reports and the Company’s underlying business strategies and growth plans. We evaluated the reasonableness of subscriber related expenses by comparing them to historical results and distribution rights arrangements with content providers. To assess the Company’s ability to accurately project revenue growth and subscriber related expenses, we compared the Company’s historical projections to actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in developing an estimate of the discount rate using inputs from publicly available market data and comparing the result to the Company's discount rate assumption.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
New York, New York
February 27, 2023

fuboTV Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share information)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$337,087	$370,968
Accounts receivable, net	43,996	34,297
Prepaid sports rights	37,668	3,284
Prepaid and other current assets	13,508	13,595
Assets of discontinued operations	4,643	6,361
Total current assets	436,902	428,505

Property and equipment, net	4,975	5,114
Restricted cash	6,139	5,112
Intangible assets, net	171,832	203,561
Goodwill	618,506	619,587
Right-of-use assets	35,888	34,654
Other non-current assets	3,532	3,017
Assets of discontinued operations	—	70,228
Total assets	$1,277,774	$1,369,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,952	$55,767
Accrued expenses and other current liabilities	264,415	215,285
Notes payable	5,687	5,113
Deferred revenue	65,370	44,296
Warrant liabilities	—	3,548
Long-term borrowings - current portion	1,986	3,668
Current portion of lease liabilities	1,763	3,825
Liabilities of discontinued operations	32,581	5,795
Total current liabilities	438,754	337,297

Convertible notes, net of discount	394,094	316,354
Deferred income taxes	765	2,431
Lease liabilities	39,266	31,682
Other long-term liabilities	1,565	—
Liabilities of discontinued operations	—	11,133
Total liabilities	874,444	698,897

COMMITMENTS AND CONTINGENCIES (Note 16)

Redeemable non-controlling interest	1,648	—

Shareholders’ equity:
Common stock par value $0.0001: 400,000,000 shares authorized; 209,684,548 and 153,950,895 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	21	16
Additional paid-in capital	1,972,006	1,691,206
Accumulated deficit	(1,558,088)	(1,009,293)
Non-controlling interest	(11,662)	(11,220)
Accumulated other comprehensive income	(595)	172
Total shareholders’ equity	401,682	670,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,277,774	$1,369,778
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Subscription	$905,886	$564,441	$184,328
Advertising	101,739	73,749	24,904
Software licenses, net	—	—	7,295
Other	1,071	180	1,219
Total revenues	1,008,696	638,370	217,746
Operating expenses
Subscriber related expenses	976,415	593,241	204,240
Broadcasting and transmission	73,377	55,563	29,542
Sales and marketing	183,615	135,720	63,141
Technology and development	69,264	55,418	30,189
General and administrative	81,151	89,039	77,635
Depreciation and amortization	36,731	37,666	43,972
Impairment of goodwill and intangible assets	—	—	248,926
Total operating expenses	1,420,553	966,647	697,645
Operating loss	(411,857)	(328,277)	(479,899)

Other income (expense)
Interest expense and financing costs	(11,696)	(13,451)	(18,637)
Amortization of debt discount	(2,476)	(14,928)	—
Gain on sale of assets	—	—	7,631
Loss on extinguishment of debt	—	(380)	(24,521)
Loss on deconsolidation of Nexway	—	—	(11,919)
Change in fair value of warrant liabilities	(1,701)	2,659	(83,338)
Change in fair value of shares settled liability	—	—	(1,665)
Change in fair value of derivative liability	—	—	(426)
Change in fair value of profit share liability	—	—	1,971
Unrealized gain on equity method investment	—	—	2,614
Foreign currency exchange loss	—	—	(1,010)
Other income (expense)	1,019	(90)	147
Total other expense	(14,854)	(26,190)	(129,153)

Loss from continuing operations before income taxes	(426,711)	(354,467)	(609,052)
Income tax benefit	1,666	2,681	9,660
Net loss from continuing operations	(425,045)	(351,786)	(599,392)

Discontinued operations
Loss from discontinued operations before income taxes	(136,874)	(31,177)	—
Income tax benefit	—	—	—
Net loss from discontinued operations	(136,874)	(31,177)	—

Net loss	(561,919)	(382,963)	(599,392)

fuboTV Inc.
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2022	2021	2020
Less: Net loss attributable to non-controlling interest	442	126	29,059
Net loss attributable to controlling interests	(561,477)	(382,837)	(570,333)
Less: Deemed dividend - beneficial conversion feature on preferred stock	—	—	(171)
Net loss attributable to common shareholders	$(561,477)	$(382,837)	$(570,504)

Other comprehensive income (loss)
Foreign currency translation adjustment	(767)	172	—
Comprehensive loss attributable to common shareholders	$(562,244)	$(382,665)	$(570,504)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(2.33)	$(2.56)	$(12.82)
Basic and diluted loss per share from discontinued operations	$(0.75)	$(0.23)	$—
Basic and diluted loss per share	$(3.08)	$(2.78)	$(12.82)
Weighted average shares outstanding:
Basic and diluted	182,472,069	137,498,077	44,492,975
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2022, 2021 and 2020
(in thousands except for share information)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest -	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019 (As restated)	—	$—	28,912,500	$3	$257,002	—	$—	$(56,123)	$(770)	$22,602	$222,714
Issuance of common stock for cash	—	—	22,664,464	2	203,262	—	—	—	—	—	203,264
Issuance of common stock and warrants for cash	—	—	9,119,066	2	43,097	—	—	—	—	—	43,099
Issuance of common stock - subsidiary share exchange	—	—	2,753,819	—	2,042	—	—	—	—	(2,042)	—
Common stock issued in connection with note payable	—	—	70,500	—	259	—	—	—	—	—	259
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	—	—	—	—	(171)	—	—	—	—	—	(171)
Accrued Series D Preferred Stock dividends	—	—	—	—	(17)	—	—	—	—	—	(17)
Deconsolidation of Nexway	—	—	—	—	—	—	—	—	770	(2,595)	(1,825)
Right to receive Series AA Preferred Stock in connection with acquisition of fuboTV Merger	32,324,362	566,124	—	—	—	—	—	—	—	—	566,124
Conversion of Series AA Preferred Stock	(9,104,749)	(159,459)	18,209,498	2	159,457	—	—	—	—	—	—
Settlement of share settled liability	—	—	900,000	—	9,097	—	—	—	—	—	9,097
Redemption of redemption feature of convertible preferred stock	—	—	—	—	132	—	—	—	—	—	132
Issuance of common stock to original owners of Facebank AG	—	—	1,200,000	—	12,395	—	—	—	—	—	12,395
Exercise of common stock warrants	—	—	5,843,600	—	99,817	—	—	—	—	—	99,817
Exercise of stock options	—	—	1,418,532	—	2,178	—	—	—	—	—	2,178
Reclassification of warrant liabilities	—	—	—	—	13,535	—	—	—	—	—	13,535
Repurchase of common stock	—	—	—	—	—	(800,000)	—	—	—	—	—
Stock-based compensation	—	—	1,398,789	—	51,739	—	—	—	—	—	51,739
Net loss	—	—	—	—	—	—	—	(570,333)	—	(29,059)	(599,392)
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$—	$(626,456)	—	$(11,094)	$622,948

fuboTV Inc.
Consolidated Statements of Shareholders’ Equity (Continued)
For the years ended December 31, 2022, 2021 and 2020
(in thousands except for share information)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest -	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$—	$(626,456)	—	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	—	—	—	—	—	—
Issuance of common stock in connection with Molotov acquisition	—	—	5,690,669	1	98,790	—	—	—	—	—	98,791
Issuance of common stock in connection with Edisn acquisition	—	—	287,768	—	8,262	—	—	—	—	—	8,262
Issuance of common stock/At-the-market offering, net of offering costs	—	—	5,338,607	1	140,394	—	—	—	—	—	140,395
Exercise of warrants	—	—	1,598,234	—	19,991	—	—	—	—	—	19,991
Issuance of treasury stock in connection with acquisitions	—	—	—	—	8,538	800,000	—	—	—	—	8,538
Recognition of debt discount on 2026 Convertible Notes	—	—	—	—	87,946	—	—	—	—	—	87,946
Exercise of stock options	—	—	2,203,381	—	3,013	—	—	—	—	—	3,013
Delivery of common stock underlying restricted stock units	—	—	91,580	—	—	—	—	—	—	—	—
Shares repurchased in connection with separation agreement	—	—	(166,599)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	63,796	—	—	—	—	—	63,796
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	172	—	172
Other	—	—	(22,739)	—	(8)	—	—	—	0	—	(8)
Net loss	—	—	—	—	—	—	—	(382,837)	—	(126)	(382,963)
Balance at December 31, 2021	—	$—	153,950,895	$16	$1,691,206	$—	$—	$(1,009,293)	$172	$(11,220)	$670,881
Issuance of common stock/At-the-market offering, net of offering costs	—	—	50,620,577	5	292,150	—	—	—	—	—	292,155
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	—	(87,946)	—	—	12,682	—	—	(75,264)
Exercise of common stock warrants	—	—	540,541	—	10,249	—	—	—	—	—	10,249
Exercise of stock options	—	—	616,304	—	829	—	—	—	—	—	829
Delivery of common stock underlying restricted stock units	—	—	1,956,231	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	2,000,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	65,518	—	—	—	—	—	65,518
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(767)	—	(767)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(442)	(442)
Net loss	—	—	—	—	—	—	—	(561,477)	—	—	(561,477)
Balance at December 31, 2022	—	$—	209,684,548	$21	$1,972,006	$—	$—	$(1,558,088)	$(595)	$(11,662)	$401,682
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Cash Flows
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(561,919)	$(382,963)	$(599,392)
Less: Loss from discontinued operations, net of tax	(136,874)	(31,177)	—
Net loss from continuing operations	(425,045)	(351,786)	(599,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,731	37,666	43,972
Stock-based compensation	52,454	53,150	50,739
Impairment of intangible assets	—	—	100,304
Impairment expense goodwill	—	—	148,622
Non-cash expense relating to issuance of warrants and common stock	—	—	2,209
Loss on deconsolidation of Nexway, net of cash retained by Nexway	—	—	8,564
Loss on extinguishment of debt	—	380	24,521
Common stock issued in connection with note payable	—	—	67
Gain on sale of assets	—	—	(7,631)
Amortization of debt discount	2,476	14,928	12,327
Deferred income tax benefit	(1,666)	(2,681)	(9,660)
Change in fair value of derivative liability	—	—	426
Change in fair value of warrant liabilities	1,701	(2,659)	83,338
Change in fair value of shares settled liability	—	—	1,665
Change in fair value of profit share liability	—	—	(1,971)
Unrealized gain on investment	—	—	(2,614)
Amortization of right-of-use assets	3,078	954	681
Accrued interest on notes payable	—	—	246
Foreign currency loss	—	—	1,010
Other adjustments	1,155	583	(620)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	(9,778)	(15,047)	(12,591)
Prepaid expenses and other assets	(950)	(3,554)	(2,141)
Prepaid sports rights	(34,384)	(3,284)	—
Accounts payable	12,014	8,727	(39,141)
Accrued expenses and other liabilities	50,116	64,792	40,761
Due to related parties	—	—	(665)
Deferred revenue	21,102	26,055	8,619
Lease liabilities	1,210	(120)	(663)
Net cash used in operating activities - continuing operations	(289,786)	(171,896)	(149,018)
Net cash used in operating activities - discontinued operations	(26,915)	(24,031)	—
Net cash used in operating activities	(316,701)	(195,927)	(149,018)

fuboTV Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from investing activities
Advance to fuboTV Pre-Merger	—	—	(10,000)
Acquisition of fuboTV’s Pre-Merger cash and cash equivalents and restricted cash	—	—	9,373
Sale of Facebank AG	—	—	(619)
Cash paid for acquisitions, net of cash acquired	—	(22,894)	—
Purchases of short term investments	(100,000)	—	—
Proceeds from maturity of short term investments	100,000	—	—
Purchases of property and equipment	(1,130)	(3,409)	(166)
Capitalization of internal use software	(4,857)	(4,074)	(45)
Net cash used in investing activities - continuing operations	(5,987)	(30,377)	(1,457)
Net cash used in investing activities - discontinued operations	(6,436)	(45,795)	—
Net cash used in investing activities	(12,423)	(76,172)	(1,457)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of fees	292,123	140,446	278,883
Proceeds from convertible note, net of issuance costs	—	389,446	3,003
Repayments of convertible notes	—	—	(3,913)
Proceeds from exercise of stock options	829	3,013	2,178
Proceeds from the exercise of warrants	5,000	3,762	1,685
Proceeds from notes payable and long-term borrowings	—	—	33,649
Repayments of notes payable and long-term borrowings	(1,682)	(24,709)	(35,400)
Proceeds from the issuance of Series D Preferred Stock	—	—	203
Redemption of Series D Preferred Stock	—	—	(883)
Repayments to related parties	—	—	(333)
Net cash provided by financing activities - continuing operations	296,270	511,958	279,072
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	296,270	511,958	279,072

Net increase (decrease) in cash, cash equivalents and restricted cash	(32,854)	239,859	128,597
Cash, cash equivalents and restricted cash at beginning of period	376,080	136,221	7,624
Cash, cash equivalents and restricted cash at end of period	$343,226	$376,080	$136,221

Supplemental disclosure of cash flows information:
Interest paid	$13,786	$8,017	$5,372

fuboTV Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2022	2021	2020
Non cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$—	$406,665	$159,459
Issuance of convertible preferred stock for Merger	$—	$—	$566,124
Reclassification of warrant liabilities to equity	$—	$—	$13,535
Issuance of common stock to original owners of Facebank AG	$—	$—	$12,395
Issuance of common stock in connection with acquisitions	$—	$107,053	$—
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$75,264	$—	$—
Reclass of shares settled liability to additional paid-in capital for issuance of common stock	$—	$—	$9,097
Reclass of shares settled liability for intangible asset to stock-based compensation	$—	$—	$1,000
Issuance of treasury stock in connection with acquisitions	$—	$8,538	$—
Cashless exercise of warrants	$5,249	$16,480	$98,132
Accrued expenses - At-the-market offering	$18	$51	$—
Common stock issued in connection with note payable	$—	$—	$259
Issuance of common stock - subsidiary share exchange	$—	$—	$2,042
Deconsolidation of Nexway	$—	$—	$1,825
Unpaid financing costs included in accounts payable	$—	$—	$772
Accrued Series D Preferred Stock dividends	$—	$—	$17
Deemed dividend related to immediate accretion of redemption feature of convertible preferred stock	$—	$—	$171

The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Notes to the Consolidated Financial Statements
(in thousands, except for share and per share information)

Note 1 - Organization and Nature of Business
Incorporation
fuboTV Inc. (“Fubo” or the “Company”) was incorporated under the laws of the State of Florida in February 2009 under the name York Entertainment, Inc. The Company changed its name to FaceBank Group, Inc. on September 30, 2019. On August 10, 2020, the Company changed its name to fuboTV Inc. and as of May 1, 2020, the Company’s trading symbol was changed from “FBNK” to “FUBO.” The Company’s common stock was approved for listing on the New York Stock Exchange (“NYSE”) in connection with a public offering in October 2020 and commenced trading on the NYSE on October 8, 2020.
Unless the context otherwise requires, “Fubo,” “fuboTV,” “we,” “us,” “our,” and the “Company” refers to the Company and its subsidiaries on a consolidated basis.
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
Nature of Business
The Company is principally focused on offering consumers a leading live TV streaming platform for sports, news, and entertainment through its streaming platform. The Company’s revenues are almost entirely derived from the sale of subscription services and the sale of advertisements in the United States, though the Company has expanded into several international markets, with operations in Canada, Spain and France.
The Company’s subscription-based streaming services are offered to consumers who can sign-up for accounts through which the Company provides basic plans with the flexibility for consumers to purchase incremental features that include additional content or enhanced functionality (“attachments”) best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The Fubo platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine, as well as 4K streaming and Cloud DVR offerings.
During the year ended December 31, 2021, the Company launched a business-to-consumer online sports wagering business (“Fubo Sportsbook”) in the states of Iowa and Arizona, and in the state of New Jersey during the third quarter of 2022. On October 17, 2022, the Company ceased operation of Fubo Sportsbook in connection with the dissolution of Fubo Gaming Inc. ("Fubo Gaming") (see Note 4).
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash, cash equivalents, and restricted cash of $343.2 million, working capital of $26.1 million (excluding discontinued operations) and an accumulated deficit of $1,558.1 million as of December 31, 2022. The Company incurred a net loss from continuing operations of $425.0 million for the year ended December 31, 2022. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses.

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
As discussed further in Note 14, during the year ended December 31, 2022, the Company received net proceeds of approximately $292.1 million (after deducting $6.6 million in commissions and expenses) from sales of 50,620,577 shares of its common stock, at a weighted average gross sales price of $5.90 per share, pursuant to at-the-market sales agreements with its sales agents.
As discussed further in Note 5, in December 2021, the Company acquired Molotov SAS (“Molotov”) for an estimated purchase price of €101.7 million (approximately $115.0 million) in a combination of €14.4 million of cash ($16.3 million) and 5.7 million shares of the Company’s common stock.
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements.
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
Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries and non-wholly owned subsidiaries where the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).
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

Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. As discussed in Note 1, the Company ceased operations of Fubo Sportsbook in connection with the dissolution of Fubo Gaming in October 2022. Consequently, the wagering reportable segment has been eliminated. Subsequent to the dissolution of Fubo Gaming, the CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of December 31, 2022, the streaming business.
Cash , Cash Equivalents and Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$337,087	$370,968
Restricted cash	6,139	5,112
Total cash, cash equivalents and restricted cash	$343,226	$376,080
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
Treasury Stock
The Company accounts for the treasury stock using the cost method, which treats it as a reduction in shareholders’ equity. During the year ended December 31, 2020, the Company repurchased 800,000 shares of its common stock at par value. In February 2021, the Company issued 623,068 shares of treasury stock in connection with the acquisition of Vigtory, Inc. and in December 2021, the Company issued the remaining 176,932 shares of treasury stock in connection with the acquisition of Edisn Inc. See Note 5 for further discussion regarding the acquisitions.
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
Accounts Receivable, net
The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts. The Company’s accounts receivable balance consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for credit losses was not necessary as of December 31, 2022 and 2021.
No individual customer accounted for more than 10% of revenue for the year ended December 31, 2022, 2021, and 2020. As of December 31, 2022 and 2021, one customer, respectively, accounted for more than 10% of accounts receivable, respectively.
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
Licensed Content
The Company entered into various license agreements to obtain rights to certain live sports events. Costs incurred in acquiring certain rights to live sporting events are accounted for in accordance with ASC 920, Entertainment—Broadcasters (“ASC 920”). These program rights are expensed in a manner consistent with how it expects to monetize the licensed content, which is primarily based on subscription revenue and is included in subscriber related expenses.
Cash flows for licensed content are presented within operating activities in the consolidated statements of cash flows.
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

In August 2022 the Company initiated a strategic review of Fubo Sportsbook, exploring a possible sale or partnership transaction, or possible dissolution. This represented a triggering event in that there would be a significant change in the extent and manner in which the long-lived assets of Fubo Sportsbook would be used, and there was an expectation that the assets would be sold or otherwise disposed of. The Company ceased operation of Fubo Sportsbook in connection with the dissolution of Fubo Gaming in October 2022. For the year ended December 31, 2022, the Company determined the carrying value of the asset groups, within Fubo Sportsbook, exceeded future undiscounted cash flows. The Company then calculated the fair value of the asset groups as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value in certain instances. Based on this analysis, the Company recognized an aggregate non-cash impairment charge of $76.7 million which represented substantially all of the long-lived assets of Fubo Sportsbook (see Note 4) which is recorded in loss from discontinued operations in the consolidated statement of operations and comprehensive loss.
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
Exit and Disposal Costs
The Company accounts for exit or disposal activities, including termination of a line of business or restructuring, in accordance with ASC 420 , Exit or Disposal Cost Obligations. The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Under ASC 420, a liability for a cost associated with an exit or disposal activity is measured at its fair value and recognized as incurred. Business restructuring charges may include (i) contract termination costs and (ii) other related costs associated with exit or disposal activities. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. The Company estimated the fair value using a probability-weighted cash flow approach. A subsequent change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change. During the year ended December 31, 2022, the Company recognized liabilities in connection with the dissolution of Fubo Gaming (See Note 4), including termination of certain contracts and severance and other employee related costs.
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

Intangible Assets, net
The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	2 years
Trade names	2-9 years
Software and technology	3-9 years
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
Non-Controlling Interest
Non-controlling interest as of December 31, 2022 and 2021 represents Pulse Evolution Corp. shareholders who retained an aggregate 23.4% and 23.4%, respectively, interest in that entity following the Company's acquisition of Evolution AI Corporation. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.
Warrant Liabilities
The Company accounts for common stock warrants with cash settlement features as liability instruments at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss. The fair value of warrants classified as liabilities has been estimated using the Black-Scholes model. There were no warrant liabilities outstanding as of December 31, 2022.
Leases
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

Revenue From Contracts With Customers
The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
In 2022, the Company generated revenue from the following sources:
1.Subscriptions – The Company sells various subscription plans through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card on primarily on a monthly basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to the customers, which is ratably over the subscription period. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations and comprehensive loss. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.
2.Advertising – The Company executes agreements with advertisers that want to display ads (“impressions”) within the streamed content. The Company enters into individual insertion orders (“IOs”) with advertisers, which specify the term of each ad campaign, the number of impressions to be delivered and the applicable rate to be charged. The Company invoices advertisers monthly for impressions actually delivered during the period. Each executed IO provides the terms and conditions agreed to in respect of each party’s obligations. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.

Subscriber Related Expenses
Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers. The Company has certain arrangements whereby affiliate distribution rights are paid in advance or are subject to minimum guaranteed payments. An accrual is established when actual affiliate distribution costs are expected to fall short of the minimum guaranteed amounts. To the extent actual per subscriber fees do not exceed the minimum guaranteed amounts, the Company will expense the minimum guarantee in a manner reflective of the pattern of benefit provided by these subscriber related expenses, which approximates a straight-line basis over each minimum guarantee period within the arrangement. Subscriber related expenses also include credit card and payment processing fees for subscription revenue, customer service, certain employee compensation and benefits, cloud computing, streaming, and facility costs. The Company receives advertising spots from television networks for sale to advertisers as part of the affiliate distribution agreements. Subscriber related expenses totaled $976.4 million, $593.2 million and $204.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Broadcasting and Transmission
Broadcasting and transmission expenses are charged to operations as incurred and consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscriber.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $133.2 million, $111.9 million and $48.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Stock-Based Compensation
The Company accounts for the fair value of restricted stock units using the closing market price of its common stock on the date of the grant.
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

Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Basic loss per share:
Loss from continuing operations	$(425,045)	$(351,786)	$(599,392)
Less: net loss attributable to non-controlling interest	442	126	29,059
Less: deemed dividend on Series D Preferred Stock	—	—	(171)
Loss from continuing operations available to common shareholders	(424,603)	(351,660)	(570,504)
Loss from discontinued operations, net of tax	(136,874)	(31,177)	—
Net loss attributable to common shareholders	$(561,477)	$(382,837)	$(570,504)

Shares used in computation:
Weighted-average common shares outstanding	182,472,069	137,498,077	44,492,975
Basic and diluted loss per share from continuing operations	$(2.33)	$(2.56)	$(12.82)
Basic and diluted loss per share from discontinued operations	$(0.75)	$(0.23)	$—
Basic and diluted loss per share	$(3.08)	$(2.78)	$(12.82)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021	2020
Warrants to purchase common stock	166,670	565,544	2,535,528
Series AA convertible preferred shares	—	—	46,439,226
Stock options	15,517,069	15,908,187	16,808,862
Unvested restricted stock units	14,575,629	4,685,800	—
Convertible notes variable settlement feature	6,966,078	6,966,078	—
Total	37,225,446	28,125,609	65,783,616
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
The Company adopted the ASU 2020-06 on January 1, 2022 using the modified retrospective method. Upon adoption at January 1, 2022, the Company made certain adjustments in its consolidated balance sheets as related to the 2026 Convertible Notes (see Note 11) which consists of an increase of $75.3 million in Convertible notes, net of discount, a net decrease of $87.9 million in Additional paid-in capital and a net decrease of $12.7 million in Accumulated deficit.

Additionally, from January 1, 2022, as related to the 2026 Convertible Notes, we will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity component.
After adoption, the Company accounts for the 2026 Convertible Notes as single liability measured at amortized cost. The Company did not elect the fair value option. The Company will apply the if-converted methodology in computing diluted earnings per share if and when profitability is achieved.
The following table summarizes the adjustments made to the Company’s consolidated balance sheet as of January 1, 2022 as a result of applying the modified retrospective method in adopting ASU 2020-06 (in thousands):

	As Reported	ASU 2020-06	As Adjusted
	December 31, 2021	Adjustments	January 1, 2022
2026 Convertible Notes	$316,354	$75,264	$391,618
Additional paid-in capital	$1,691,206	$(87,946)	$1,603,260
Accumulated deficit	$(1,009,293)	$12,682	$(996,611)
Under the modified retrospective method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2022 in accordance with guidance under ASC 470-20, Debt: Debt with Conversion and Other Options (ASC 470-20). The adoption did not impact previously reported amounts in the Company’s consolidated statements of operations and comprehensive loss, cash flows and the basic and diluted net loss per share amounts.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU in January 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2019, the FASB issued ASU 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film for a film in a film group and account for any changes prospectively. In addition, this guidance requires an entity to test for impairment a film or license agreement within the scope of ASC 920-350 at the film group level, when the film or license agreement is predominantly monetized with other films and/or licensed agreements. The Company adopted this ASU in January 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

Note 4 - Discontinued Operations
Dissolution of Fubo Gaming
As discussed in Note 1, on October 17, 2022, the Company dissolved its wholly owned subsidiary Fubo Gaming. In connection with the dissolution of Fubo Gaming, the Company concurrently ceased operation of Fubo Sportsbook.
Net loss from Fubo Gaming's discontinued operations consists of the following for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenues
Wagering	$(759)	$(20)
Total revenues	(759)	(20)
Operating expenses
Sales and marketing	9,976	6,667
Technology and development	9,220	5,095
General and administrative	28,481	19,146
Depreciation and amortization	433	215
Impairment of goodwill, intangible assets, and other long-lived assets, net	87,365	—
Total operating expenses	135,475	31,123
Operating loss	(136,234)	(31,143)

Other income (expense)
Interest expense and financing costs	(598)	—
Other income (expense)	(42)	(34)
Total other expense	(640)	(34)
Net loss	(136,874)	(31,177)
During the year ended December 31, 2022 the Company incurred non-cash impairment charges totaling $87.4 million primarily consisting of prepaid market access agreements, intangible assets and goodwill.
Included in the table above, during the years ended December 31, 2022 and 2021, the Company recorded $15.9 million and $10.6 million, respectively, of stock-based compensation expense.
The Company incurred certain immaterial charges in connection with the dissolution, primarily related to severance and other employee-related costs.

The carrying amounts of the major classes of assets and liabilities classified as discontinued operations as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$3,277	$3,326
Cash reserved for users	—	579
Accounts receivable, net	—	11
Prepaid and other current assets	1,366	2,445
Total current assets	4,643	6,361

Property and equipment, net	—	1,703
Intangible assets, net	—	14,625
Goodwill	—	10,682
Right-of-use assets	—	3,101
Other non-current assets	—	40,117
Total assets - discontinued operations	$4,643	$76,589

LIABILITIES
Current liabilities
Accounts payable	$4,347	$693
Accrued expenses and other current liabilities	25,787	4,294
Lease liabilities	2,447	808
Total current liabilities	32,581	5,795

Lease liabilities	—	2,447
Other long-term liabilities	—	8,686
Total liabilities - discontinued operations	$32,581	$16,928
As of December 31, 2022, the Company's accrued expenses and other current liabilities of its discontinued operations included $24.7 million, primarily related to contract termination costs.

FaceBank AG and Nexway – Disposition
Through its ownership in FaceBank AG, the Company had an equity investment of 62.3% in Nexway AG (“Nexway”), which it acquired beginning on August 15, 2019 and on September 16, 2019. The equity investment in Nexway was a controlling financial interest and the Company consolidated its investment in Nexway under ASC 810, Consolidation.
On March 31, 2020, the Company relinquished approximately 20% of the total Nexway shareholder votes associated with its investment, which reduced the Company’s voting interest in Nexway to 42.6% As a result of the Company’s loss of control in Nexway, the Company deconsolidated Nexway as of March 31, 2020 as it no longer had a controlling financial interest.
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
During the third quarter ended September 30, 2020, the Company sold 100% of its ownership interest in Facebank AG and its remaining investment in Nexway to the former owners and recognized a gain on sale of its investment of $7.6 million, which is included as a gain on the sale of assets, a component of other income (expense) on the accompanying consolidated statement of operations and comprehensive loss.
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

Note 5 - Acquisitions
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
The Company accounted for the Vigtory Acquisition as a business combination under the acquisition method of accounting. As such, the purchase price was allocated to the net assets acquired with any excess recorded to goodwill. The net assets and liabilities assumed were immaterial and substantially all of the consideration was allocated to goodwill. Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Vigtory. The Company allocated goodwill to its wagering segment. The results of the Vigtory Acquisition were included in the Company’s operations from February 26, 2021, until the Company ceased operation of Fubo Sportsbook in connection with the dissolution of Fubo Gaming (See Note 4).
The Company recognized $0.4 million of acquisition-related costs for the Vigtory Acquisition that were expensed as incurred during the year ended December 31, 2021. These costs are included in loss from discontinued operations in the consolidated statement of operations and comprehensive loss.

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

Assets acquired:
Cash	$373
Prepaid and other current assets	5
Property and equipment, net	10
Intangible assets	1,500
Goodwill	12,501
Total assets acquired	14,389

Liabilities assumed:
Deferred income taxes	12
Accrued expenses and other current liabilities	25
Total liabilities assumed	37

Net assets acquired	$14,352
Goodwill, which is not deductible for tax purposes, primarily represents the benefits expected to result from the assembled workforce of Edisn. The Company allocated the goodwill to its streaming reporting unit.
The Company recognized $0.7 million of acquisition-related costs for the Edisn Acquisition that were expensed as incurred during the year ended December 31, 2021. These costs were included in general and administrative expense in the consolidated statement of operations and comprehensive loss.
The estimated useful lives and fair value of the intangible assets acquired are as follows (in thousands):

	Estimated Useful Life (in Years)	Fair Value
Software and technology	7	$1,500
Total		$1,500
Molotov S.A.S
On December 6, 2021, the Company acquired approximately 98.5% of the equity interests in Molotov S.A.S (“Molotov”), a television streaming platform located in France, for €101.7 million or $115.0 million (“Molotov Acquisition”). In the first quarter of 2023, the Company acquired the remaining 1.5% of the equity interests in Molotov. The consideration paid in cash totaled €14.4 million or $16.3 million, and the issuance of 5.7 million shares of the Company’s common stock with a fair value of approximately $98.8 million. Molotov is included in the streaming segment and its contribution to revenue and operating loss during the year ended December 31, 2021 was $1.4 million and $8.1 million, respectively.
The Molotov Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition.

During the year ended December 31, 2022, the Company finalized its purchase price allocation of the assets acquired and liabilities assumed in the December 6, 2021 acquisition of Molotov based on new information obtained about facts and circumstances that existed as of the acquisition date. During the year ended December 31, 2022, the Company recorded measurement period adjustments to its acquisition date goodwill to record the non-controlling interest of $1.8 million for the remaining 1.5% of Molotov’s equity interest and adjustments to right of use assets, lease liabilities, accounts payable, and accrued expenses based on additional information obtained about conditions that existed as of the acquisition date.
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
The Company recognized $2.7 million of acquisition-related costs for the Molotov Acquisition that were expensed as incurred during the year ended December 31, 2021. These costs were included in general and administrative expense in the consolidated statement of operations and comprehensive loss.
The estimated useful lives and fair value of the intangible assets acquired are as follows:

	Estimated Useful Life (in Years)	Fair Value
Customer relationships	2	$9,271
Tradenames	2	679
Software and technology	6	8,479
Total		$18,429

Note 6 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Years Ended December 31,
	2022	2021	2020
Subscription	$905,886	$564,441	$184,328
Advertising	101,739	73,749	24,904
Software licenses, net	—	—	7,295
Other	1,071	180	1,219
Total revenues	$1,008,696	$638,370	$217,746
The following tables summarize subscription revenue and advertising revenue by region for the year ended December 31, 2022, 2021 and 2020 (in thousands):
Subscription

	Years Ended December 31,
	2022	2021	2020
United States and Canada (North America)	$882,679	$562,991	$184,137
Rest of world	23,207	1,450	191
Total subscription revenues	$905,886	$564,441	$184,328
Advertising

	Years Ended December 31,
	2022	2021	2020
United States and Canada (North America)	$100,605	$73,538	$24,904
Rest of world	1,134	211	—
Total advertising revenues	$101,739	$73,749	$24,904
Contract balances
There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the year ended December 31, 2022, 2021 and 2020.
For the year ended December 31, 2022, 2021, and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying consolidated balance sheet as of December 31, 2022 and 2021.
The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of December 31, 2022 and 2021, the Company’s contract liabilities totaled $65.4 million and $44.3 million, respectively, and are recorded as deferred revenue on the accompanying consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

Note 7 - Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

	Useful Lives (Years)	December 31, 2022	December 31, 2021
Furniture and fixtures	7	$441	$357
Computer equipment	3 - 5	2,922	2,764
Leasehold improvements	Term of lease	5,136	4,405
		8,499	7,526
Less: Accumulated depreciation		(3,524)	(2,412)
Total property and equipment, net		$4,975	$5,114
Depreciation expense totaled $1.2 million, $0.7 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020 respectively.
Note 8 - Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at December 31, 2022 and 2021 (in thousands):

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$32,433	$(28,421)	$4,012
Trade names	2-9	6.2	38,837	(12,018)	26,819
Software and technology	3-9	5.8	200,222	(59,221)	141,001
Total			$271,492	$(99,660)	$171,832

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2021
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	2.2	$32,965	$(21,105)	$11,860
Tradenames	2-9	7.2	38,876	(7,455)	31,421
Software and technology	3-9	8.7	195,852	(35,572)	160,280
Total			$267,693	$(64,132)	$203,561
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense of $35.5 million, $36.9 million, and $43.6 million for the years ended December 31, 2022, 2021 and 2020 including amortization related to impaired intangible assets as described below.
The Company performed a valuation of its intangible assets of the Facebank reporting unit as of September 30, 2020. The Company determined that the carrying value of the intangible assets exceeded their fair value and recorded an impairment charge of $100.3 million during the year ended December 31, 2020.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2023	35,775
2024	30,283
2025	25,729
2026	24,651
2027	24,651
Thereafter	30,743
Total	$171,832
Goodwill
The following table is a summary of the changes to goodwill for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Beginning balance	$619,587	$478,406
Molotov acquisition	(497)	128,468
Edisn acquisition	—	12,501
Foreign currency translation	(584)	212
Ending balance	$618,506	$619,587
The Company performed its annual test for goodwill impairment for the streaming reporting unit as of October 1, 2022. Based on a qualitative analysis, it was determined that it was more likely than not that goodwill was not impaired. Since October 1, 2022, the Company experienced sustained decreases in its stock price and market capitalization. As a result, the Company conducted an impairment test of its goodwill and long-lived assets as of December 31, 2022. The Company estimated the fair value by weighting results from a market approach and an income approach. Significant assumptions inherent in the valuation methodologies included, but are not limited to, prospective financial information (including revenue growth and subscriber related expenses), a long-term growth rate, discount rate, and comparable multiples from publicly-traded companies in the same industry. The results of the impairment test showed that the fair value of the streaming reporting unit was in excess of its carrying value. Therefore, it was determined that goodwill is not impaired.
The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. The Company’s December 31, 2022 goodwill impairment test reflected an allocation of 50% and 50% between income and market-based approaches, respectively. The income-based approach also takes into account the future growth and profitability expectations. Significant inputs into the valuation models included the control premium, discount rate, and revenue market multiples as follows:

December 31, 2022
Control premium	35%
Discount rate	31%
Revenue multiples	0.34x - 0.52x
For the year ended December 31, 2020, we recorded an impairment charge of $148.1 million related to the historical Facebank reporting unit.

Note 9 – Accounts Payable, Accrued Expenses and Other Long-Term Liabilities
Accounts payable, accrued expenses and other long-term liabilities are presented below (in thousands):

	December 31, 2022	December 31, 2021
Affiliate fees	$218,367	$177,692
Broadcasting and transmission	15,732	15,179
Selling and marketing	26,907	17,248
Accrued compensation	9,838	11,080
Legal and professional fees	3,712	6,235
Sales tax	37,934	27,310
Accrued interest	4,773	5,057
Subscriber related	3,101	3,601
Shares settled liability	2,860	—
Other	9,708	7,650
Total	$332,932	$271,052
Note 10 - Income Taxes
The loss before income taxes on continuing operations includes the following components (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
United States	$399,941	$346,244	$608,950
International	26,770	8,223	102
Loss before income taxes	$426,711	$354,467	$609,052
The benefit of income taxes on continuing operations for the years ended December 31, 2022, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2022	2021	2020
U.S. Federal
Current	$—	$—	$—
Deferred	1,351	2,082	7,930
State and local
Current	—	—	—
Deferred	315	599	1,730
Foreign
Current	—	—	—
Deferred	—	—	—
Valuation allowance	—	—	—
Income tax benefit	$1,666	$2,681	$9,660

A reconciliation of the statutory federal rate on continuing operations to the Company’s effective tax rate on continuing operations is as follows:

	December 31,
	2022	2021	2020
Federal rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	0.07	0.17	0.28
Nexway activity and deconsolidation	—	—	(0.40)
Incentive stock options	(0.67)	(2.25)	(0.38)
Change in fair value of derivative, warrant liability, and gain on extinguishment of convertible notes	(0.08)	0.16	(3.42)
Amortization of debt discount	(0.67)	—	—
Foreign rate differential	0.34	0.13	—
Goodwill impairment	—	—	(5.10)
Change in valuation allowance	(18.94)	(18.99)	(10.27)
Other	(0.66)	0.54	(0.12)
Income tax benefit	0.39%	0.76%	1.59%
The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$324,256	$234,542
Accruals and deferrals	11,032	7,812
Stock based compensation	10,225	10,280
Interest expense limitation	13,959	11,945
Leasing assets	9,125	8,881
Other	49	27
Total deferred tax assets	368,646	273,487
Less: Valuation allowance	(322,989)	(219,609)
Net deferred tax assets	$45,657	$53,878

Deferred tax liabilities:
Intangible assets	$38,929	$47,503
Property and equipment	7,391	8,651
Other	102	155
Total deferred tax liabilities	$46,422	$56,309

Net deferred tax liabilities	$765	$2,431

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. At December 31, 2022 and 2021, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more likely than not threshold therefore, net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $103.4 million and $116.7 million in the years ended December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, the Company had federal net operating loss carryforwards of $1,207.3 million. The federal net operating loss carryforwards of $88.1 million generated before January 1, 2018 will begin to expire in 2033, and $1,119.3 million will carryforward indefinitely but are subject to the 80% taxable income limitation.
As of December 31, 2022, the Company had state net operating loss carryforwards of $475.0 million. The state net operating loss carryforward of $462.7 million will begin to expire in 2033 and $12.3 million will carryforward indefinitely but are subject to the 80% taxable income limitation.
As of December 31, 2022, the Company had foreign net operating loss carryforwards of $162.5 million. With the exception of the loss carryforwards attributable to the Company’s Indian subsidiary which may be carried for eight years, the foreign net operating loss carryforwards will carryforward indefinitely but are subject to a limitation on the amount that can be used to offset taxable income in a given year.
Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code, as well as similar state provisions. In general, an “ownership change” as defined by Code Sections 382 and 383, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares have resulted in such an ownership change and could result in an ownership change in the future upon subsequent disposition.
The Company conducted an analysis of our stock ownership under Internal Revenue Code Section 382 and 383. The net operating loss carryforwards are subject to annual limitations as a result of the ownership changes in 2015, 2016, 2020 and 2021. Approximately $1.1 million of the net operating loss carryforwards are expected to expire before the utilization.
The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on an income tax return. No liability related to uncertain tax positions was required to be recorded in the financial statements as of December 31, 2022 and 2021.
The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in income tax expense in the Company’s consolidated statements of operations and comprehensive loss. The Company had not incurred any material tax interest or penalties as of December 31, 2022 and 2021. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.
The Company is subject to taxation in the United States and various state jurisdictions, France, Spain and India. The Company had been delinquent in filings since December 31, 2014. During 2021, the Company filed all past due income tax returns There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2013 through 2022 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2019 to 2022 tax years will remain open for examination by the Spain tax authority for four years starting from the day following the date of termination of the voluntary tax filing period. The Company’s 2020 - 2022 tax years remain open for examination in France. The Company's 2021-2022 tax years are open for examination by the Indian tax authority.

Note 11 - Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowings, and convertible notes as of December 31, 2022 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount		December 31, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(8,406)		$394,094
Note payable	10.0%	2,700	2,950	—		5,650
BPi France	2.25%	1,986	—	—		1,986
Other	4.0%	30	7	—		37
		$407,216	$2,957	$(8,406)	$—	$401,767
Notes payable and long-term borrowings as of December 31, 2021 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2021
2026 Convertible Notes	3.25%	$402,500	$—	$(86,146)	$316,354
Note payable	10.0%	2,700	2,377	—	5,077
BPi France	2.25%	2,422	—	—	2,422
Societe Generale	0.25%	1,246	—	—	1,246
Other	4.0%	30	6	—	36
		$408,898	$2,383	$(86,146)	$325,135
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
i.during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on March 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
ii.during the five-business day period after any five consecutive trading day period in which the trading price for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
iii.if the Company calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
iv.upon the occurrence of specified corporate events.
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
During the year ended December 31, 2022, the Company paid $13.4 million of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $2.5 million included in amortization of debt discount in the consolidated statements of operations and comprehensive loss.
As of December 31, 2022, the net carrying value of the 2026 Convertible Notes was $394.1 million, with unamortized debt discount and issuance costs of $8.4 million. The estimated fair value (Level 2) of the 2026 Convertible Notes was $183.1 million.
Senior Secured Loan
In April 2018, fuboTV Pre-Merger entered into a senior secured term loan with AMC Networks Ventures, LLC (the “Term Loan”) with a principal amount of $25.0 million, bearing interest equal to LIBOR (London Interbank Offered Rate) plus 5.25% per annum and with scheduled principal payments beginning in 2021. The Company made principal repayments of $20.0 million during the year ended December 31, 2021. The Term Loan was repaid in full on May 7, 2021.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10.0% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.7 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of December 31, 2022, including interest and penalties, is $5.7 million and is included in notes payable on the accompanying consolidated balance sheet.
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
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of December 31, 2022, the principal balance and accrued interest totaled approximately $37,000.
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates between 0.25% - 2.25% per annum. During the year ended December 31, 2022, the Company repaid principal and interest of approximately $1.7 million. As of December 31, 2022, the principal balance totaled approximately $2.0 million and is included in long-term borrowings-current portion on the accompanying consolidated balance sheet.

Note 12 – Segments
Prior to the third quarter of 2021, the Company operated its business and reported its results through a single reportable segment. As a result of the launch of Fubo Sportsbook, the Company began to operate its business and report its results through two operating and reportable segments: streaming and wagering. During the fourth quarter of 2022, the Company ceased operation of its wagering segment and Fubo Sportsbook in connection with the dissolution of Fubo Gaming which is reported as a discontinued operation for all period presented (See Note 4). As a result, the Company will begin to report its results through a single reportable segment effective in the fourth quarter of 2022.
The following tables set forth our financial performance by geographical location:

	December 31,
	2022	2021
Total long-lived assets - United States	197,673	224,672
Total long-lived assets - Rest of world	15,022	18,657

	December 31,
	2022	2021	2020
United States	$972,220	$634,065	$217,555
Rest of world	36,476	4,305	191
Total Revenue	$1,008,696	$638,370	$217,746
Note 13 - Fair Value Measurements
Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the consolidated statements of operations and comprehensive loss.
The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	Fair valued measured at December 31, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$50,010	$—	$—	$50,010
Total financial assets at fair value	$50,010	$—	$—	$50,010

	Fair valued measured at December 31, 2021
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial liabilities at fair value:
Warrant liabilities	$—	$—	$3,548	$3,548
Total financial liabilities at fair value	$—	$—	$3,548	$3,548

Derivative Financial Instruments
The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the years ended December 31, 2022, 2021 and 2020. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Derivative - Convertible Notes	Profits Interests Sold	Embedded Put Option	Warrant liabilities
Fair value at December 31, 2019	$1,203	$1,971	$376	$24
Change in fair value	(206)	(1,971)	(220)	83,338
Additions	3,583	—	172	50,743
Redemption	(4,580)	—	(328)	(97,884)
Reclassification of warrant liabilities	—	—	—	(13,535)
Fair value at December 31, 2020	—	—	—	22,686
Change in fair value	—	—	—	(2,659)
Redemption	—	—	—	(16,479)
Fair value at December 31, 2021	—	—	—	3,548
Change in fair value	—	—	—	1,701
Redemption	—	—	—	(5,249)
Fair value at December 31, 2022	$—	$—	$—	$—
The Company used a Black-Scholes model to estimate the fair value of the warrant liabilities at December 31, 2021 using the following inputs:

December 31, 2021
Fair value of underlying common shares	$15.52
Exercise price	$9.25
Expected dividend yield	—%
Expected volatility	50.9% - 52.8%
Weighted average expected volatility	52.7%
Risk free interest rate	0.06% - 0.06%
Weighted average risk-free interest rate	0.06%
Expected term (years)	0.14 - 0.15
Weighted average expected term (years)	0.14

Note 14 - Shareholders’ Equity
Authorized Share Capital
The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400 million shares of common stock.
Preferred Stock Designations
On March 20, 2020, in connection with the Merger, FaceBank Pre-Merger filed an amendment to its Articles of Incorporation to designate 35,800,000 of its authorized preferred stock as “Series AA Convertible Preferred Stock” pursuant to a Certificate of Designation of Series AA Convertible Preferred Stock (the “Series AA Preferred Stock Certificate of Designation”). The Series AA Convertible Preferred Stock (the “Series AA Preferred Stock”) has no liquidation preference. The Series AA Preferred Stock is entitled to receive dividends and other distributions as and when paid on the Common Stock on an as converted basis. Each share of Series AA Preferred Stock is initially convertible into two shares of Common Stock, subject to adjustment as provided in the Series AA Preferred Stock Certificate of Designation and shall only be convertible immediately following the sale of such shares on an arms’-length basis either pursuant to an exemption from registration under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement under the Securities Act. Each share of Series AA Preferred Stock shall have 0.8 votes per share (the “Voting Rate”) on any matter submitted to the holders of the Common Stock for a vote and shall vote together with the Common Stock on such matters for as long as the Series AA Preferred Stock is outstanding. The Voting Rate shall be subject to adjustment in the event of stock splits, stock combinations, recapitalizations, reclassifications, extraordinary distributions and similar events. As of December 31, 2022 and 2021, there were no shares of Series AA Preferred Stock outstanding.
Common Stock Activity
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
During the year ended December 31, 2021, the Company received net proceeds of $140.4 million (after deducting $3.5 million in commissions and expenses) from sales of 5,338,607 shares of its common stock, at a weighted average gross sales price of $26.96 per share pursuant to the 2021 Sales Agreement.

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
Upon delivery of a placement notice and subject to the terms and conditions of the 2022 Sales Agreement, the managers may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the 2022 Sales Agreement, each manager will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Company will pay the managers a commission for their services in acting as agents in the sale of common stock at a commission rate of up to 3.0% of the gross sales price of the shares of the Company’s common stock sold through them pursuant to the 2022 Sales Agreement. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of the shares under the 2022 Sales Agreement. The offering of shares of common stock pursuant to the 2022 Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the 2022 Sales Agreement or (ii) termination of the 2022 Sales Agreement in accordance with its terms.
During the year ended December 31, 2022, the Company received net proceeds of approximately $292.1 million (after deducting $6.6 million in commissions and expenses) from sales of 50,620,577 shares of its common stock, at a weighted average gross sales price of $5.90 per share pursuant to the ATM Sales Agreements. As of December 31, 2022, there was $275.9 million of common stock remaining available for sale under the 2022 Sales Agreement.
Year ended December 31, 2022
Framework Agreement with MEP FTV
On August 2, 2022 (the "MEP Effective Date"), Fubo Studios Inc. (formerly known as Fubo Entertainment Inc.), a subsidiary of the Company, entered into a binding framework agreement (the “MEP Framework Agreement”) with MEP FTV Holdings, LLC (“MEP FTV”) and Maximum Effort Productions, Inc. (“MEP” and, together with MEP FTV, “Maximum Effort”), memorializing the parties’ collaboration on a forthcoming Maximum Effort linear channel and original programming for launch on Fubo. Maximum Effort is a premiere entertainment production company led by Ryan Reynolds and George Dewey. Pursuant to the MEP Framework Agreement, the Company and Maximum Effort desire to work together to (1) develop scripted and unscripted television programs intended for initial distribution on Fubo’s platform (the “MEP Projects”) and (2) create a new television channel with unique content, features and functionality (the “MEP Network”).
In connection with the MEP Framework Agreement, as consideration for Maximum Effort’s participation in the collaboration, the Company entered into a Restricted Stock Award Agreement dated August 12, 2022 (the “MEP RSA Agreement”) pursuant to which it has agreed to issue to MEP FTV (i) 2,000,000 shares of restricted common stock, of the Company, within 10 business days after the MEP Effective Date; (ii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the first anniversary of the MEP Effective Date, within 10 business days after the first anniversary of the MEP Effective Date; and (iii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the second anniversary of the MEP Effective Date, within 10 business days after the second anniversary of the MEP Effective Date (collectively, the “MEP Shares”). The MEP Shares will be subject to transfer restrictions until various time- and performance-based milestones are met, and, during this restricted period, will be subject to potential forfeiture if the MEP Framework Agreement is terminated under certain conditions. The parties agreed that 80% of the equity grant shall be allocated as consideration for the MEP Projects and 20% of the equity grant shall be allocated as consideration for the MEP Network.
Because shares of the Company’s common stock will be issued as consideration for the MEP Framework Agreement, the Company accounted for the MEP RSA Agreement pursuant to the non-employee guidance in ASC 718, Compensation - Stock Compensation.

Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. As of December 31, 2022, the unrecognized stock-based compensation totaled $0.3 million.A summary of the Company’s outstanding warrants as of December 31, 2022, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	565,544	$9.96	$3,546	0.1
Granted	166,667	$15.00	$—	9.8
Exercised	(540,541)	$9.25	$—	0
Expired	(25,000)	$9.25	$—	0
Outstanding and exercisable as of December 31, 2022	166,670	$17.40	$—	9.6
The Company estimated the fair value of the warrants granted during the year ended December 31, 2022 using the Monte Carlo valuation model as follows:

December 31, 2022
Dividend yield	—
Expected price volatility	107.0%
Risk free interest rate	2.8%
Expected term (years)	10.0

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
During the year ended December 31, 2021, the Company issued 5,978,437 shares of its common stock and 800,000 shares of treasury stock in connection with acquisitions.
During the year ended December 31, 2021, the Company retired 166,599 shares of its restricted common stock in connection with a separation agreement with one of its executives.
During the year ended December 31, 2021, the Company issued 1,598,234 shares of its common stock in connection with the exercise of 1,962,841 warrants.
During the year ended December 31, 2021, 1,980,419 options to purchase shares of the Company’s common stock were exercised for cash of $3.0 million.
Year ended December 31, 2020
During the year ended December 31, 2020, the Company issued 5,843,600 shares of its common stock with a fair value of approximately $27.3 million for the exercise of 7,003,005 common stock warrants and received cash of $1.7 million.
During the year ended December 31, 2020 the Company issued 1,398,789 shares of its common stock for consulting and other services rendered.
During the year ended December 31, 2020, the Company received net proceeds of approximately 203,262 through the issuance of 22,664,464 shares of its common stock in connection with private placement transactions and a public offering.
During the year ended December 31, 2020, the Company entered into purchase agreements pursuant to which the Company sold an aggregate of 9,119,066 shares of its common stock and issued warrants to the investors covering a total of 5,039,108 shares of the Company's common stock.
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
During the year ended December 31, 2020, the Company issued 2,753,819 shares of its common stock in exchange for 17,950,055 shares of its subsidiary Pulse Evolution Corp., respectively.
During the year ended December 31, 2020, 1,418,532 options to purchase shares of the Company’s common stock were exercised for cash of $2.2 million.

Note 15 - Stock-Based Compensation
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”). On November 20, 2022 the Company amended the 2020 Plan to increase the maximum aggregate number of shares available for issuance under the 2020 Plan by 2,500,000 shares (the “Pool Increase”). The Pool Increase is conditional upon shareholder approval at the next annual meeting of shareholders. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of December 31 2022, there are 3,054,448 shares available for future issuance under the 2020 Plan.
In connection with the Merger, the Company assumed the fuboTV Inc. 2015 Equity Incentive Plan, and in connection with the Company's acquisition of Vigtory, the Company assumed the Vigtory, Inc. 2020 Equity Compensation Plan, as amended (collectively, the "Assumed Plans"). No shares are available for future issuance under the Assumed Plans.
On August 3, 2022, the Board approved the adoption of the 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of December 31, 2022, there are 2,898,116 shares available for future issuance under the Inducement Plan.
During the years ended December 31, 2022, 2021 and 2020 the Company recognized stock-based compensation expense as follows:

	Years Ended December 31,
	2022	2021	2020
Subscriber related	$144	$71	$32
Sales and marketing	22,198	7,818	2,395
Technology and development	9,998	13,752	5,446
General and administrative	20,114	31,509	43,866
	$52,454	$53,150	$51,739
During the year ended December 31, 2022, in connection with the MEP Framework Agreement (See Note 14), the Company recorded approximately $2.9 million of stock-based compensation expense to shares settled liability which is included in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.
Stock Options
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

A summary of stock option activity for the year ended December 31, 2022, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	11,454,890	$6.40	$70,231	7.4
Exercised	(616,304)	$1.34
Forfeited or expired	(594,814)	$11.16
Outstanding as of December 31, 2022	10,243,772	$6.43	$1,956	6.0

Options vested and exercisable as of December 31, 2022	8,118,408	$5.76	$1,956	5.7
There were no options granted during the year ended December 31, 2022.
During the year ended December 31, 2021, the Company granted options to purchase 220,099 shares of common stock with an aggregate fair value of $3.2 million. The following was used in determining the fair value of stock options granted during the year ended December 31, 2021:

Dividend yield	—%
Expected price volatility	44.8%-45.2%
Risk free interest rate	0.6%-1.1%
Expected term (years)	5.8 - 6.1 years
As of December 31, 2022, the estimated value of unrecognized stock-based compensation expense related to unvested options was $9.3 million to be recognized over a period of 1.3 years.
Performance-Based Stock Options
On October 8, 2020, the Company awarded the CEO an option to purchase up to 4,100,000 shares of the Company's common stock which vests based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, subscribers, new markets launched and new revenue streams between January 1, 2021 and December 31, 2025, which are described in the Company’s annual operating plan. On a given Determination Date (subsequent to the Company’s calendar year end), the Company’s Board of Directors (the “Board”) will review actual performance against the predetermined metrics and determine, in its sole discretion, the amount of any vesting that occurs on a given Determination Date. Any such vesting is subject to the CEO’s continuation in service with the Company through such Determination Date. The Board may determine vesting at, above, or below 20% of the shares subject to the performance option. All shares may be eligible for vesting until the Determination Date following the 2026 calendar year. Because the number of shares to be earned on each Determination Date is subject to the discretion of the Board, a grant date will not occur until then. As such, compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. As of December 31, 2022, 820,000 shares of the option had vested, and during the year ended December 31, 2022 the Company recognized $2.2 million of stock-based compensation benefit related to the options. Upon each subsequent Determination Date in 2023, 2024, 2025, and 2026, total stock-based compensation expense for each vested tranche will be remeasured and adjusted to reflect the grant date fair value.

Modification of Options and Restricted Stock Units
During the years ended December 31, 2022 and December 31, 2021, the Board of Directors approved a modification to stock option and restricted stock award grants to employees who terminated from the Company. The modifications accelerated the vesting of unvested stock options and restricted stock awards as of the termination date and provided the option holders with an additional months post-termination to exercise their stock options. The modifications resulted in incremental stock-based compensation expense of $2.1 million and $10.6 million during the years ended December 31, 2022 and December 31, 2021, respectively.
Non-employees
During the year ended December 31, 2020, the Company granted options to purchase 280,000 shares of the Company’s common stock at an exercise price of $7.20 per share. These options have a fair value of $1.0 million, a five-year term and expires on December 21, 2024. These options were immediately vested as of the grant date. During the year ended December 31, 2021, 280,000 options were exercised in exchange for 222,962 shares of the Company’s common stock.
As part of the Merger, the Company also assumed 343,047 options granted to non-employees with a weighted average exercise price of $0.23 (included in table above). Stock-based compensation expense related to unvested non-employee options was immaterial for the year ended December 31, 2020.
Other than the options assumed as described above, there were no options granted to non-employees during the years ended December 31, 2022 and 2021.
Market and Service Condition Based Stock Options
A summary of activity under the Plan for market and service-based stock options for the year ended December 31, 2022 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	4,453,297	$12.75	$17,933	5.7
Outstanding as of December 31, 2022	4,453,297	$12.75	$—	4.7

Options vested and exercisable as of December 31, 2022	3,536,630	$10.98	$—	4.5
Stock based compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions as of the grant date:

December 31, 2021
Dividend yield	—
Expected volatility	71.5%
Risk free rate	1.3%
Derived service period	2.0 years
There were no market and service-based options granted during the year ended December 31, 2022.

During the year ended December 31, 2021, 1,375,000 stock options with a fair value of $19.2 million were granted to an employee of the Company. The options vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price. During the year ended December 31, 2022 and 2021, the Company recognized $7.8 million and $7.2 million, respectively, of stock-based compensation related to its market and service-based stock options. As of December 31, 2022, there was $4.2 million of unrecognized stock-based compensation expense for market and service-based stock options.
During the year ended December 31, 2020, 3,078,297 stock options with a fair value of $20.9 million were granted to an employee of the Company. The options vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price. During the year ended December 31, 2020, the pre-established parameters related to the Company’s stock performance were achieved, the 3,078,297 options were fully vested, and the Company recognized $20.9 million of stock-based compensation related to these market and service-based stock options.
Service-based Restricted Stock Awards
MEP Framework Agreement - MEP Project Restricted Stock Awards
In connection with the MEP Framework Agreement, stock-based compensation cost for MEP Project restricted stock awards (the "MEP Project RSAs") totaling approximately $23.0 million measured as the fair value of the 1,600,000 shares issued for the first tranche issued on August 12, 2022 at $7.0 million, plus the fixed monetary amount of $8.0 million settleable in shares on August 2, 2023, and the fixed monetary amount of $8.0 million settleable in shares on August 2, 2024. Compensation cost will be recognized on a straight-line basis over the term of the three-year service period as if the Company paid cash for the services. The second two tranches are liability classified because they are a fixed monetary amount, settleable in shares. As compensation cost is recognized for these tranches, a corresponding credit to share-based liabilities will be recorded and reclassified to equity upon issuance of the related shares.
In connection with the MEP Project RSAs, as of December 31, 2022 the unrecognized stock-based compensation totaled $20.0 million, and $2.1 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the consolidated balance sheet.
Performance-based Restricted Stock Awards
MEP Framework Agreement - MEP Network Restricted Stock Awards
The restricted stock awards allocated as consideration for the MEP Network (“MEP Network RSAs”) are performance-based RSAs. The performance condition consists of creating a new television channel with unique content, features and functionality. Compensation cost is measured on the grant date for shares that vest based upon the achievement of the performance condition are recognized when probable over the requisite service period, that is the implicit service period over which the performance conditions are probable of achievement.
Stock-based compensation cost for the MEP Network RSAs totaling approximately $5.7 million is measured as the fair value of the 400,000 shares issued for the first tranche issued on August 12, 2022 at $1.7 million, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2023, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2024 The MEP Network RSAs are subject to forfeiture until launch of the MEP Network. The Company determined the that it is probable that the Network will be launched by the end of the two-year service agreement. The Company will recognize the total fair value of $5.7 million ratably over the two-year period. Should the performance condition not be achieved, the Company will reverse any stock-based compensation cost recognized for the MEP Network RSAs.
In connection with the MEP Network RSAs, as of December 31, 2022, the unrecognized stock-based compensation totaled $4.6 million, and $0.8 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the consolidated balance sheet.

Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	2,785,800	$25.73
Granted	12,803,284	$3.68
Vested	(1,611,348)	$23.25
Forfeited	(922,107)	$13.82
Unvested at December 31, 2022	13,055,629	$5.25
During the year ended December 31, 2022, the Company granted 12,803,284 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled $47.2 million. During the year ended December 31, 2022, the Company issued 1,576,231 shares of common stock to its Board of Directors and employees in settlement of vested restricted stock units.
During the year ended December 31, 2021, the Company granted 2,883,240 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled $75.3 million. During the year ended December 31, 2021, the Company issued 91,580 shares of common stock to its Board of Directors and employees in settlement of vested restricted stock units.
As of December 31, 2022, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $63.6 million, had an aggregate intrinsic value of $22.7 million, and a weighted average remaining contractual term of 3.5 years.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit activity during the year ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,900,000	$33.87
Vested	(380,000)	$33.87
Unvested at December 31, 2022	1,520,000	$33.87
On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to an employee of the Company. The PRSUs will vest over a period of 5-calendar years through 2026, subject to the achievement of certain established performance metrics including Revenue, Subscribers, New Markets Launched and New Revenue Streams. The determination of the number of awards to be earned is based upon the assessment during each calendar year of the level of the achievement of the Revenue, Subscribers, New Markets Launched, and New Revenue Streams performance metrics as compared to the Company’s annual operating plan. At each reporting period, the Company will make a determination of the most likely outcome for achievement of each performance metric. This may result in a cumulative catch-up as the Company assessments are evaluated. The fair value of the PRSUs is measured based on their grant date fair value which totaled $64.4 million.

During the year ended December 31, 2022, the Company determined the performance metrics were met for 286,667 PRSUs and 93,333 PRSUs were forfeited. The Company recognized stock-based compensation of $14.6 million during the year ended December 31, 2022, and as of December 31, 2022, unrecognized stock-based compensation totaled $41.0 million.
During the year ended December 31, 2021, the Company determined that the performance metrics for 380,000 PRSUs were met, and accordingly, recognized stock-based compensation of $5.6 million.
Note 16 - Commitments and Contingencies
Leases
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):
The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating leases
Operating lease cost	$5,711	$1,387	$935
Other lease cost	239	287	—
Operating lease expense	5,950	1,674	935
Short-term lease rent expense	167	—	—
Total rent expense	$6,117	$1,674	$935
Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating cash flows from operating leases	$1,421	$553	$915
Right of use assets exchanged for operating lease liabilities	$4,312	$30,968	$5,373
Weighted average remaining lease term - operating leases	11.3	13.0	6.3
Weighted average remaining discount rate - operating leases	7.4%	7.6%	5.4%
Maturities of the Company’s operating leases from continuing operations, are as follows (amounts in thousands):

Year Ended December 31, 2023	$4,777
Year Ended December 31, 2024	5,921
Year Ended December 31, 2025	5,921
Year Ended December 31, 2026	5,921
Year Ended December 31, 2027	4,831
Thereafter	36,141
Total	63,512
Less present value discount	(22,483)
Operating lease liabilities	$41,029

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
On March 19, 2021, the Company entered into a sublease agreement for approximately 28,300 square feet located at One North Dearborn Avenue, Chicago, Illinois. The sublease term is four years and commenced May 1, 2021. The annual fixed rent will be $932,747 for the first year; $953,741 for the second year, $974,936 for the third year and $996,130 for the fourth year. This lease is included in discontinued operations. During the year ended December 31, 2022 the Company recorded an impairment charge of approximately $2.3 million for the right of use asset balances recorded in connection with Fubo Gaming (See Note 4).
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

Year Ended December 31, 2023	$3,050
Year Ended December 31, 2024	3,225
Year Ended December 31, 2025	3,275
Year Ended December 31, 2026	3,325
Year Ended December 31, 2027	3,425
Thereafter	16,250
Total	$32,550
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

Year Ended December 31, 2023	$41,235
Year Ended December 31, 2024	25,613
Year Ended December 31, 2025	13,748
Year Ended December 31, 2026	13,748
Year Ended December 31, 2027	13,748
Thereafter	4,583
Total	$112,675
During the year ended December 31, 2022, the Company made upfront payments totaling approximately $54.7 million, which are recorded in prepaid sports rights on the consolidated balance sheet.

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