Form 10-Q
period 2023-03-31
fuboTV Inc. /FL
filed 2023-05-08
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, there were 291,850,035 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

fuboTV Inc.
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, our intention not to use our at-the-market offering program, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, and our international operations.
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023 (the “Annual Report”).

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
•Preparing and forecasting our financial results requires us to make judgments and estimates which may differ materially from actual results, and if our operating and financial performance does not meet the guidance that we provide to the public, the market price of our common stock may decline.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$358,665	$337,087
Accounts receivable, net	41,314	43,996
Prepaid sports rights	44,399	37,668
Prepaid and other current assets	12,696	13,508
Assets of discontinued operations	2,765	4,643
Total current assets	459,839	436,902

Property and equipment, net	5,263	4,975
Restricted cash	6,141	6,139
Intangible assets, net	167,405	171,832
Goodwill	620,898	618,506
Right-of-use assets	35,287	35,888
Other non-current assets	3,175	3,532
Total assets	$1,298,008	$1,277,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62,084	$66,952
Accrued expenses and other current liabilities	253,339	264,415
Notes payable	5,841	5,687
Deferred revenue	66,451	65,370
Long-term borrowings - current portion	1,806	1,986
Current portion of lease liabilities	2,550	1,763
Liabilities of discontinued operations	31,716	32,581
Total current liabilities	423,787	438,754

Convertible notes, net of discount	394,717	394,094
Deferred income taxes	651	765
Lease liabilities	38,564	39,266
Other long-term liabilities	2,477	1,565
Total liabilities	860,196	874,444

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable non-controlling interest	—	1,648

Shareholders’ equity:
Common stock par value $0.0001: 400,000,000 shares authorized; 281,599,807 and 209,684,548 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	28	21
Additional paid-in capital	2,088,632	1,972,006
Accumulated deficit	(1,641,701)	(1,558,088)
Non-controlling interest	(11,299)	(11,662)
Accumulated other comprehensive income (loss)	2,152	(595)
Total shareholders’ equity	$437,812	$401,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,298,008	$1,277,774
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Subscription	$300,875	$219,168
Advertising	22,721	23,152
Other	778	—
Total revenues	324,374	242,320
Operating expenses
Subscriber related expenses	301,378	245,661
Broadcasting and transmission	19,764	20,297
Sales and marketing	42,946	42,552
Technology and development	18,227	18,718
General and administrative	14,677	26,693
Depreciation and amortization	8,842	11,356
Total operating expenses	405,834	365,277
Operating loss	(81,460)	(122,957)

Other income (expense)
Interest expense, net of interest income	(1,255)	(3,601)
Amortization of debt discount	(623)	(600)
Change in fair value of warrant liabilities	—	(1,701)
Other income (expense)	(144)	93
Total other income (expense)	(2,022)	(5,809)

Loss from continuing operations before income taxes	(83,482)	(128,766)
Income tax benefit	114	403
Net loss from continuing operations	(83,368)	(128,363)

Discontinued operations
Loss from discontinued operations before income taxes	(256)	(12,454)
Income tax benefit	—	—
Net loss from discontinued operations	(256)	(12,454)

Net loss	(83,624)	(140,817)

Less: Net loss attributable to non-controlling interest	11	93
Net loss attributable to common shareholders	$(83,613)	$(140,724)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,756)	(2,215)
Comprehensive loss attributable to common shareholders	$(86,369)	$(142,939)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.37)	$(0.81)
Basic and diluted loss per share from discontinued operations	$—	$(0.08)
Basic and diluted loss per share	$(0.37)	$(0.89)
Weighted average shares outstanding:
Basic and diluted	225,461,595	157,503,479
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2023 and 2022
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	209,684,548	$21	$1,972,006	$(1,558,088)	$(11,662)	$(595)	$401,682
Issuance of common stock/At-the-Market offering, net of offering costs	71,444,729	7	106,050	—	—	—	106,057
Exercise of stock options	28,663	—	46	—	—	—	46
Cancellation of escrow shares in connection with Edisn acquisition	(12,595)	—	(344)	—	—	—	(344)
Delivery of common stock underlying restricted stock units	454,462	—	—	—	—	—	—
Stock-based compensation	—	—	11,738	—	—	—	11,738
Molotov non-controlling interest	—	—	(864)	—	374	(9)	(499)
Foreign currency translation adjustment	—	—	—	—	—	2,756	2,756
Net loss attributable to non-controlling interest	—	—	—	—	(11)	—	(11)
Net loss attributable to common shareholders	—	—	—	(83,613)	—	—	(83,613)
Balance at March 31, 2023 (Unaudited)	281,599,807	$28	$2,088,632	$(1,641,701)	$(11,299)	$2,152	$437,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2023 and 2022
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$(11,220)	$172	$670,881
Issuance of common stock/At-the-Market offering, net of offering costs	27,443,580	2	203,794	—	—	—	203,796
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(87,946)	12,682	—	—	(75,264)
Exercise of warrants	540,541	—	10,249	—	—	—	10,249
Exercise of stock options	349,847	—	443	—	—	—	443
Delivery of common stock underlying restricted stock units	392,326	—	—	—	—	—	—
Stock-based compensation	—	—	19,449	—	—	—	19,449
Foreign currency translation adjustment	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to non-controlling interest	—	—	—	—	(93)	—	(93)
Net loss attributable to common shareholders	—	—	—	(140,724)	—	—	(140,724)
Balance at March 31, 2022 (Unaudited)	182,677,189	$18	$1,837,195	$(1,137,335)	$(11,313)	$(2,043)	$686,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(83,624)	$(140,817)
Less: Loss from discontinued operations, net of tax	(256)	(12,454)
Net loss from continuing operations	(83,368)	(128,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,842	11,356
Stock-based compensation	13,688	17,427
Amortization of debt discount	623	600
Deferred income tax benefit	(114)	(403)
Change in fair value of warrant liabilities	—	1,701
Amortization of right-of-use assets	667	707
Other adjustments	163	(180)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	2,739	674
Prepaid expenses and other assets	1,877	2,860
Prepaid sports rights	(6,731)	(20,413)
Accounts payable	(4,974)	(6,706)
Accrued expenses and other liabilities	(11,569)	2,210
Deferred revenue	1,048	(1,297)
Lease liabilities	70	628
Net cash used in operating activities - continuing operations	(77,039)	(119,199)
Net cash used in operating activities - discontinued operations	(1,150)	(5,676)
Net cash used in operating activities	(78,189)	(124,875)

Cash flows from investing activities
Purchases of property and equipment	(102)	(798)
Capitalization of internal use software	(3,816)	(1,026)
Net cash used in investing activities - continuing operations	(3,918)	(1,824)
Net cash used in investing activities - discontinued operations	—	(4,071)
Net cash used in investing activities	(3,918)	(5,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-Market offering, net of offering costs	106,130	203,765
Redemption of non-controlling interest	(2,147)	—
Vested restricted stock units settled for cash	(125)	—
Proceeds from exercise of stock options	46	443
Proceeds from the exercise of warrants	—	5,000
Repayments of notes payable and long-term borrowings	(217)	—
Net cash provided by financing activities - continuing operations	103,687	209,208
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	103,687	209,208

Net increase in cash, cash equivalents and restricted cash	21,580	78,438
Cash, cash equivalents and restricted cash at beginning of period	343,226	376,080
Cash, cash equivalents and restricted cash at end of period	$364,806	$454,518

Supplemental disclosure of cash flows information:
Interest paid	$6,550	$6,647
Income taxes paid	$6	$—

Non-cash financing and investing activities:
Shares settled liability	$1,825	$—
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$—	$75,264
Cashless exercise of warrants	$—	$5,249
Accrued expenses - At-the-Market offering	$91	$19
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
Unless the context otherwise requires, “FuboTV,” “we,” “us,” “our,” and the “Company” refers to the Company and its subsidiaries on a consolidated basis.
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
The Company had cash and cash equivalents and restricted cash of $364.8 million, working capital (excluding discontinued operations) of $65.0 million and an accumulated deficit of $1.6 billion as of March 31, 2023. The Company incurred a net loss from continuing operations of $83.4 million for the three months ended March 31, 2023. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
As discussed further in Note 12, during the three months ended March 31, 2023, the Company received net proceeds of approximately $106.1 million (after deducting $2.5 million in commissions and expenses) from sales of 71,444,729 shares of its common stock, at a weighted average gross sales price of $1.52 per share pursuant to an at-the-market sales agreement with its sales agents.
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In addition to the foregoing, the Company cannot predict the potential impact on its development timelines, revenue levels and its liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators, which depend on factors beyond the Company's knowledge or control. Based upon the Company’s current assessment, it does not expect the impact of macroeconomic factors to materially impact the Company’s operations. However, the Company is continuing to assess the impact that macroeconomic factors may have on its operations, financial condition and liquidity.
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
The results for the unaudited condensed consolidated statement of operations and comprehensive loss are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$358,665	$337,087
Restricted cash	6,141	6,139
Total cash, cash equivalents and restricted cash	$364,806	$343,226
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of March 31, 2023, the streaming business.
Significant Accounting Policies
For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2023	2022
Basic loss per share:
Loss from continuing operations	$(83,368)	$(128,363)
Less: net loss attributable to non-controlling interest	11	93
Loss from continuing operations available to common shareholders	(83,357)	(128,270)
Loss from discontinued operations, net of tax	(256)	(12,454)
Net loss attributable to common shareholders	$(83,613)	$(140,724)

Shares used in computation:
Weighted-average common shares outstanding	225,461,595	157,503,479
Basic and diluted loss per share from continuing operations	$(0.37)	$(0.81)
Basic and diluted loss per share from discontinued operations	$—	$(0.08)
Basic and diluted loss per share	$(0.37)	$(0.89)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31,
	2023	2022
Warrants to purchase common stock	166,670	3
Stock options	15,463,698	16,004,772
Unvested restricted stock units	13,704,304	5,877,591
Convertible notes variable settlement feature	6,966,078	6,966,078
Total	36,300,750	28,848,444
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 4 – Discontinued Operations
Dissolution of Fubo Gaming
On October 17, 2022, the Company dissolved its wholly owned subsidiary Fubo Gaming Inc. ("Fubo Gaming"). In connection with the dissolution of Fubo Gaming, the Company concurrently ceased operation of Fubo Sportsbook.
Net loss from Fubo Gaming's discontinued operations consists of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues
Wagering	$—	$(301)
Total revenues	—	(301)
Operating expenses
Sales and marketing	(59)	3,634
Technology and development	17	2,707
General and administrative	265	5,537
Depreciation and amortization	—	106
Impairment of goodwill, intangible assets, and other long-lived assets, net	33	—
Total operating expenses	256	11,984
Operating loss	(256)	(12,285)

Other income (expense)
Interest expense and financing costs	—	(169)
Total other expense	—	(169)
Net loss	$(256)	$(12,454)
As of March 31, 2023, the balance sheet of discontinued operations consisted primarily of accounts payable, accrued expenses and other current liabilities of $29.5 million, primarily related to contract termination costs.
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscription	$300,875	$219,168
Advertising	22,721	23,152
Other	778	—
Total revenues	$324,374	$242,320

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables summarize subscription revenue and advertising revenue by region for the three months ended March 31, 2023 and 2022 (in thousands):
Subscription

	Three Months Ended March 31,
	2023	2022
United States and Canada (North America)	$293,257	$214,005
Rest of world	7,618	5,163
Total subscription revenues	$300,875	$219,168
Advertising

	Three Months Ended March 31,
	2023	2022
United States and Canada (North America)	$22,515	$22,769
Rest of world	206	383
Total advertising revenues	$22,721	$23,152
Contract balances
There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and 2022, there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of March 31, 2023, and December 31, 2022, the Company’s contract liabilities totaled approximately $66.5 million and $65.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

	Useful Life (Years)	March 31, 2023	December 31, 2022
Furniture and fixtures	5	$441	$441
Computer equipment	3-5	4,128	2,922
Leasehold improvements	Term of lease	5,136	5,136
		9,705	8,499
Less: Accumulated depreciation		(4,442)	(3,524)
Total property and equipment, net		$5,263	$4,975
Depreciation expense totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at March 31, 2023 and December 31, 2022 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	March 31, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.7	$32,597	$(29,624)	$2,973
Trade names	2 - 9	5.9	38,849	(13,167)	25,682
Software and technology	3 - 9	5.7	204,188	(65,438)	138,750
Total			$275,634	$(108,229)	$167,405

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$32,433	$(28,421)	$4,012
Trade names	2 - 9	6.2	38,837	(12,018)	26,819
Software and technology	3 - 9	5.8	200,222	(59,221)	141,001
Total			$271,492	$(99,660)	$171,832
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $8.4 million and $11.1 million for the three months ended March 31, 2023 and 2022, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2023	$31,222
2024	28,819
2025	27,001
2026	24,969
2027	24,651
Thereafter	30,743
Total	$167,405
Goodwill
The following table is a summary of the changes to goodwill for the three months ended March 31, 2023 (in thousands):

Balance - December 31, 2022	$618,506
Foreign currency translation adjustment	2,392
Balance - March 31, 2023	$620,898

Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	March 31, 2023	December 31, 2022
Affiliate fees	$217,221	$218,367
Broadcasting and transmission	16,445	15,732
Selling and marketing	14,693	26,907
Accrued compensation	6,637	9,838
Legal and professional fees	3,943	3,712
Sales tax	41,370	37,934
Accrued interest	1,417	4,773
Subscriber related	3,612	3,101
Share settled liability	4,685	2,860
Other	7,877	9,708
Total	$317,900	$332,932
Note 9 – Income Taxes

	Three Months Ended March 31,
	2023	2022
Income tax benefit	114	403
Effective tax rate	0.14%	0.31%
The Company’s effective tax rates on continuing operations were lower than the U.S. statutory rate of 21% primarily due to a valuation allowance recorded against the Company’s deferred tax assets in these periods.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At March 31, 2023 and December 31, 2022, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the Company continued to maintain a valuation allowance against such assets.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	March 31, 2023
2026 Convertible Notes	3.25%	$402,500	$—	$(7,783)	$394,717
Note payable	10.0%	2,700	3,103	—	5,803
Bpi France	2.25%	1,806	—	—	1,806
Other	4.0%	30	8	—	38
		$407,036	$3,111	$(7,783)	$402,364

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(8,406)	$394,094
Note payable	10.0%	2,700	2,950	—	$5,650
Bpi France	2.25%	1,986	—	—	$1,986
Other	4.0%	30	7	—	37
		$407,216	$2,957	$(8,406)	$401,767
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes plus any accrued and unpaid interest. In addition, if a corporate event (as defined in the Indenture) occurs prior to the maturity date or if the Company issues a notice of redemption, the Company may be required increase the conversion rate by a pre-defined amount for any holder who elects to convert their 2026 Convertible Notes in connection with such a corporate event.
Effective January 1, 2022, the Company adopted ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40 and the portion of the debt discount allocated to equity was reclassified to long-term debt. The remaining unamortized debt issuance costs will be amortized as non-cash interest expense through the scheduled maturity of the 2026 Convertible Notes.
During the three months ended March 31, 2023, the Company paid approximately $6.5 million of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million included in amortization of debt discount in the condensed consolidated statements of operations and comprehensive loss. The fair value (Level 2) of the 2026 Convertible Notes was $167.3 million and $183.1 million as of March 31, 2023 and December 31, 2022, respectively.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $2.8 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. On June 6, 2022, Cam Digital, LLC filed a lawsuit against Pulse Evolution Corporation (“Pulse Evolution”), a subsidiary of EAI, seeking payment of principal and interest under the Cam Digital Note from Pulse Evolution. The outstanding balance as of March 31, 2023, including interest and penalties, is $5.8 million and is included in notes payable on the accompanying condensed consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of March 31, 2023, the principal balance and accrued interest totaled approximately $38,000 and is included in notes payable on the accompanying condensed consolidated balance sheet.
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. During the year ended December 31, 2022 and three months ended March 31, 2023, the Company made principal payments of $1.7 million and $0.2 million. As of March 31, 2023, the principal balance totaled approximately $1.8 million and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	Fair value measured at March 31, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$199,985	$—	$—	$199,985
Total financial assets at fair value	$199,985	$—	$—	$199,985

	Fair value measured at December 31, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$50,010	$—	$—	$50,010
Total financial assets at fair value	$50,010	$—	$—	$50,010
There were no liabilities from continuing operations measured at fair value as of March 31, 2023 and December 31, 2022.
Note 12 – Shareholders’ Equity
At-the-Market Sales Agreement
On August 4, 2022, the Company entered into an at-the-market sales agreement (the "Sales Agreement") with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents (each, a “manager” and together, the “managers”) pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $350.0 million through the managers.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2023, the Company received net proceeds of approximately $106.1 million (after deducting $2.5 million in commissions and expenses) from sales of 71,444,729 shares of its common stock, at a weighted average gross sales price of $1.52 per share pursuant to the Sales Agreement. As of March 31, 2023, there was $198.7 million shares of common stock remaining available for sale under the Sales Agreement.
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
In connection with the Framework Agreement, as consideration for Maximum Effort’s participation in the collaboration, the Company entered into a Restricted Stock Award Agreement dated August 12, 2022 (the “RSA Agreement”) pursuant to which it has agreed to issue to MEP FTV (i) 2,000,000 shares of restricted common stock of the Company within 10 business days after the Effective Date (“First Closing Date”) (“Tranche 1”); (ii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the first anniversary of the Effective Date, within 10 business days after the first anniversary of the Effective Date (“Second Closing Date”) (“Tranche 2”); and (iii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the second anniversary of the Effective Date, within 10 business days after the second anniversary of the Effective Date (“Third Closing Date”) (“Tranche 3”) (collectively, the “Shares”). The Shares will be subject to transfer restrictions until various time- and performance-based milestones are met, and, during this restricted period, will be subject to potential forfeiture if the Framework Agreement is terminated under certain conditions. The parties agree that 80% of the equity grant shall be allocated as consideration for the Projects and 20% of the equity grant shall be allocated as consideration for the Network.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s outstanding warrants as of March 31, 2023, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	166,670	$17.40	$—	9.6
Outstanding as of March 31, 2023	166,670	$17.40	$—	9.3
During the three months ended March 31, 2023 the Company recognized $0.1 million of stock-based compensation and as of March 31, 2023, the unrecognized stock-based compensation totaled $0.2 million.
Stock-based compensation
During the three months ended March 31, 2023 and 2022 the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscriber related	$52	$40
Sales and marketing	6,673	8,734
Technology and development	3,042	2,451
General and administrative	3,921	6,202
	$13,688	$17,427
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”). On November 20, 2022 the Company amended the 2020 Plan to increase the maximum aggregate number of shares available for issuance under the 2020 Plan by 2,500,000 shares (the “November Pool Increase”). The November Pool Increase is conditional upon shareholder approval at the 2023 annual meeting of shareholders. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants.
The Company assumed the fuboTV Inc. 2015 Equity Incentive Plan (the "2015 Plan") on April 1, 2020. No shares are available for future issuance under the 2015 Plan.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On August 3, 2022, the Company's board of directors (the "Board") approved the adoption of the 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment.
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
Stock Options
A summary of stock option activity for the three months ended March 31, 2023, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	10,243,772	$6.43	$1,956	6.0
Exercised	(28,663)	$1.59
Forfeited or expired	(24,708)	$15.22
Outstanding as of March 31, 2023	10,190,401	$6.42	$1,128	5.8

Options vested and exercisable as of March 31, 2023	8,476,816	$5.89	$1,128	5.5
There were no options granted during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $7.4 million to be recognized over a period of 1.1 years. As of March 31, 2022, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $18.0 million to be recognized over a period of 2.0 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the three months ended March 31, 2023 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	4,453,297	$12.75	$—	4.7
Outstanding as of March 31, 2023	4,453,297	$12.75	$—	4.4

Options vested and exercisable as of March 31, 2023	3,536,630	$10.98	$—	4.2
There were no market and service-based options granted during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, there was $3.0 million of unrecognized stock-based compensation expense for market and service-based stock options. As of March 31, 2022, there was $9.1 million of unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company awarded the CEO an option which vests based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, an increase in the number of subscribers, the launch of new markets and, commencing in 2024, creation of new revenue streams. The Company's Board will review attainment of such goals annually from 2021 through 2026 warranted on a given “Determination Date” (subsequent to the Company’s calendar year end) to determine if any vesting is warranted. The Board may determine vesting at, above, or below 20% of the shares subject to the performance option on a given Determination Date. All shares may be eligible for vesting until the Determination Date following the 2025 calendar year. Any such vesting is subject to the CEO’s continuation in service with the Company through the applicable Determination Date. Because the number of shares to be earned on each Determination Date is subject to the discretion of the Board, the compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. During the three months ended March 31, 2022, the Board determined that the option would vest with respect to 820,000 shares for the 2021 calendar year. No portion of the option vested during the three months ended March 31, 2023 for the 2022 calendar year.
Modification of Options
During the three months ended March 31, 2022, the Board approved the acceleration of vesting and extended the post-termination exercisability of certain employee stock options. The Company reported $1.8 million of expense during the three months ended March 31, 2022 as a result of the accelerated vesting of stock options. There were no modifications during the three months ended March 31, 2023.

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
In connection with the Project RSAs, during the three months ended March 31, 2023, the Company recognized $1.9 million of stock-based compensation. As of March 31, 2023, the unrecognized stock-based compensation totaled $18.1 million, and $3.4 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
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
In connection with the Network RSAs, during the three months ended March 31, 2023 the Company recognized $0.7 million of stock-based compensation. As of March 31, 2023, the unrecognized stock-based compensation totaled $3.9 million, and $1.3 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	13,055,629	$5.25
Granted	57,650	$2.36
Vested	(230,631)	$14.47
Forfeited or expired	(418,344)	$6.06
Unvested at March 31, 2023	12,464,304	$5.04

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023, the unrecognized stock-based compensation related to restricted stock units totaled $56.3 million, had an aggregate intrinsic value of approximately $15.1 million, and a weighted average remaining contractual term of 3.3 years. As of March 31, 2022, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $69.7 million, and had an aggregate intrinsic value of $28.0 million and a weighted average remaining contractual term of 3.5 years.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit activity during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	1,520,000	$33.87
Vested	(186,667)	$33.87
Forfeited	(93,333)	$33.87
Unvested at March 31, 2023	1,240,000	$33.87
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
During the three months ended March 31, 2023, the Company issued 186,667 shares of its common stock in connection with the vesting of PRSUs. During the three months ended March 31, 2023 the Company recognized $3.2 million of stock-based compensation. As of March 31, 2023, the unrecognized stock-based compensation related to PRSUs totaled $37.8 million.
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating leases
Operating lease cost	$1,432	$1,434
Other lease cost	55	50
Operating lease expense	1,487	1,484
Short-term lease rent expense	66	46
Total rent expense	$1,553	$1,530

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended March 31,
	2023	2022
Operating cash flows from operating leases	$747	$99
Right of use assets exchanged for operating lease liabilities	$—	$4,312
Weighted average remaining lease term - operating leases	11.1	12.0
Weighted average remaining discount rate - operating leases	7.4%	7.4%
As of March 31, 2023, future minimum payments for the operating leases are as follows (in thousands):

Nine Months Ended December 31, 2023	$4,049
Year Ended December 31, 2024	5,939
Year Ended December 31, 2025	5,939
Year Ended December 31, 2026	5,939
Year Ended December 31, 2027	4,831
Thereafter	36,141
Total	62,838
Less present value discount	(21,724)
Operating lease liabilities	$41,114
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

2023	$2,325
2024	3,225
2025	3,275
2026	3,325
2027	3,425
Thereafter	16,250
Total	$31,825

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

2023	$26,689
2024	26,065
2025	13,748
2026	13,748
2027	13,748
Thereafter	4,583
Total	$98,581
During the three months ended March 31, 2023, the Company made upfront payments totaling approximately $13.7 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheet.
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
The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants’ filed their reply in support of the motion to dismiss on December 9, 2021. On March 30, 2023, the Court granted the Class Action Defendant's motion to dismiss without prejudice.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC (together, “Dynamo”)) filed Demands for Arbitration with the American Arbitration Association against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. Dynamo is seeking monetary damages and costs. The arbitration is currently pending and discussions with Dynamo regarding the arbitration are ongoing.
Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by the Company of Fubo Gaming’s contractual obligations. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to any such matters, including the Dynamo matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 14 – Subsequent events

On April 20, 2023, the Board approved an amendment and restatement of the 2020 Plan, pursuant to which (among other things) the share reserve was increased by an aggregate of 20,000,000 additional shares (inclusive of the November Pool Increase), subject to shareholder approval.

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
We drive our business model with three core strategies:
•Grow our paid subscriber base
•Optimize our content portfolio, engagement and retention
•Increase monetization.
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
On October 17, 2022, we ceased operation of our business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in connection with the dissolution of our wholly-owned subsidiary, Fubo Gaming Inc ("Fubo Gaming"). The results of operations of Fubo Sportsbook are presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements.
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
Macroeconomic Factors
Macroeconomic factors, including mounting inflationary cost pressures and potential recession indicators, have created significant volatility, uncertainty, and economic disruption. We continue to monitor the effects of the macroeconomic environment and take appropriate steps to mitigate the impact on our business; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.
Components of Results of Operations
Revenues
Subscription
Subscription revenue consists of subscription plans sold through the Company’s website and third-party app stores.
Advertising
Advertising revenue consists of fees charged to advertisers who want to display ads (“impressions”) within the streamed content.
Other
Other revenue consists commissions earned on sales through a channel distribution platform.
Subscriber Related Expenses
Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming.
Broadcasting and Transmission
Broadcasting and transmission expenses consist primarily of the cost to acquire a signal and transcode, store, and retransmit it to the subscribers.

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
General and Administrative
General and administrative expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, corporate insurance, office expenses, professional fees, and travel, meals, and entertainment costs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets.
Other Income (expense)
Other income (expense) primarily consists of the change in fair value of financial instruments, interest income, interest expense and financing costs on our outstanding borrowings and amortization of debt discount.
Income Tax Benefit
The income tax benefit is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.
Loss from Discontinued Operations
The loss from discontinued operations primarily consists of operating expenses related to the launch and wind down of the wagering business and impairment expense associated with the write-off of goodwill, intangible assets, and other assets.

Results of Operations for the Three Months Ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenues
Subscription	$300,875	$219,168
Advertising	22,721	23,152
Other	778	—
Total revenues	324,374	242,320
Operating expenses
Subscriber related expenses	301,378	245,661
Broadcasting and transmission	19,764	20,297
Sales and marketing	42,946	42,552
Technology and development	18,227	18,718
General and administrative	14,677	26,693
Depreciation and amortization	8,842	11,356
Total operating expenses	405,834	365,277
Operating loss	(81,460)	(122,957)

Other income (expense)
Interest expense, net of interest income	(1,255)	(3,601)
Amortization of debt discount	(623)	(600)
Change in fair value of warrant liabilities	—	(1,701)
Other income (expense)	(144)	93
Total other income (expense)	(2,022)	(5,809)

Loss from continuing operations before income taxes	(83,482)	(128,766)
Income tax benefit	114	403
Net loss from continuing operations	$(83,368)	$(128,363)

Discontinued operations
Loss from discontinued operations before income taxes	(256)	(12,454)
Income tax benefit	—	—
Net loss from discontinued operations	(256)	(12,454)

Net loss	(83,624)	(140,817)

Revenue
During the three months ended March 31, 2023, we recognized revenues of $324.4 million compared to $242.3 million during the three months ended March 31, 2022. The increase of $82.1 million is primarily due to an increase in subscription revenue of $81.7 million, comprising $59.2 million from increases in our subscriber base and $22.5 million from increases in subscription package prices and attachments sold. Advertising revenue decreased $0.4 million primarily due to a decrease in the number of impressions sold partially offset by an increase in Cost Per Thousands ("CPMs").
Subscriber related expenses
During the three months ended March 31, 2023, we recognized subscriber related expenses of $301.4 million compared to $245.7 million during the three months ended March 31, 2022. The increase of $55.7 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
During the three months ended March 31, 2023, we recognized broadcasting and transmission expenses of $19.8 million compared to $20.3 million during the three months ended March 31, 2022. The decrease of $0.5 million was primarily due to initiatives implemented by the Company to optimize our cloud infrastructure offset by an increase in expense due to higher linear feeds due to the launch of new channels.
Sales and marketing
During the three months ended March 31, 2023, we recognized sales and marketing expenses of $42.9 million compared to $42.6 million during the three months ended March 31, 2022. The increase of $0.4 million was primarily due to a $1.4 million increase in marketing expense to acquire new customers and a $1.1 million increase in payroll expense due to staff additions partially offset by a $2.1 million decrease in stock-based compensation.
Technology and development
During the three months ended March 31, 2023, we recognized technology and development expenses of $18.2 million compared to $18.7 million during the three months ended March 31, 2022. The decrease of $0.5 million was primarily due to a $1.2 million decrease in payroll expense partially offset by an increase of $0.6 million in software expenses.
General and Administrative
During the three months ended March 31, 2023, general and administrative expenses totaled $14.7 million compared to $26.7 million for the three months ended March 31, 2022. The decrease of $12.0 million was primarily due to a $4.6 million decrease in sales tax accrual, $3.2 million decrease in payroll expense, $2.3 million decrease in stock-based compensation, and $1.1 million decrease in professional fees.
Depreciation and amortization
During the three months ended March 31, 2023, we recognized depreciation and amortization expenses of $8.8 million compared to $11.4 million during the three months ended March 31, 2022. The decrease of $2.5 million was primarily due to the full amortization of certain intangible assets in prior periods.

Other Income (Expense)
During the three months ended March 31, 2023, we recognized $2.0 million of other expense (net), compared to $5.8 million of other expense (net) during the three months ended March 31, 2022. The decrease of $3.8 million was primarily due to an increase of $2.1 million in interest income and a $1.7 million decrease in the change in fair value of warrant liabilities relating to warrants which have been exercised or expired.
Income tax benefit
During the three months ended March 31, 2023, we recognized an income tax benefit of $0.1 million compared to $0.4 million during the three months ended March 31, 2022. The decrease of $0.3 million in the income tax benefit was primarily due to a decline in our ability to recognize the tax benefits related to our losses.
Loss from Discontinued Operations, net of tax
During the three months ended March 31, 2023, we recognized a loss from discontinued operations of $0.3 million compared to $12.5 million during the three months ended March 31, 2022. The loss from discontinued operations relates to the wagering business that was terminated in October 2022.
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
We had 1.3 million and 1.1 million paid subscribers in the United States and Canada ("North America" or "NA") as of March 31, 2023 and 2022, respectively, and 0.4 million and 0.3 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of March 31, 2023 and 2022, respectively.
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
Our NA ARPU was $76.79 and $71.43 for the three months ended March 31, 2023 and 2022, respectively, and our ROW ARPU was $6.57 and $7.63 for the three months ended March 31, 2023 and 2022, respectively.

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
Our Gross Profit was $3.2 million and $(23.6) million for the three months ended March 31, 2023 and 2022, respectively. Our Gross Margin was 1.0% and (9.8)% for the same periods, respectively.
The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended March 31,
	2023	2022
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$300,875	$219,168
Advertising Revenue (GAAP)	22,721	23,152
(Subtract):
ROW Subscription Revenue	(7,618)	(5,163)
ROW Advertising Revenue	(206)	(383)
Total	315,772	236,774
Divide:
Average Subscribers (North America)	1,370,783	1,104,999
Months in Period	3	3
North America Monthly Average Revenue per User (NA ARPU)	$76.79	$71.43
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended March 31,
	2023	2022
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$300,875	$219,168
Advertising Revenue (GAAP)	22,721	23,152
(Subtract):
North America Subscription Revenue	(293,257)	(214,005)
North America Advertising Revenue	(22,515)	(22,769)
Total	7,824	5,546
Divide:
Average Subscribers (ROW)	396,956	242,369
Months in Period	3	3
ROW Monthly Average Revenue per User (ROW ARPU)	$6.57	$7.63

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of March 31, 2023, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.
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
On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3.
During the three months ended March 31, 2023, we sold 71,444,729 shares of our common stock under the 2021 Form S-3 and the ATM Program, resulting in net proceeds of approximately $106.1 million, after deducting agent commissions and issuance costs. As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $364.8 million.
As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we incurred immaterial charges for severance and other employee-related costs. We also expect to incur other cash charges, the amount and timing of which cannot be estimated at this time.
Based on our current outlook, we have no plans to conduct further sales under our ATM program. However, we may be required to seek additional capital in the future, including in the event we engage in repurchases of our debt or equity securities, which may include one or a combination of secured indebtedness, unsecured indebtedness and equity or equity-linked securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Issuing additional shares of our capital stock, other equity securities, or additional securities convertible into equity may dilute the economic and voting rights of our existing shareholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership. If we are unable to raise additional capital due to unfavorable market conditions, including rising interest rates, or otherwise, or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers, develop new technologies that can compete in a rapidly changing market with many competitors and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We believe our existing cash and cash equivalents will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months.
In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline, revenue levels and our liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators. However, we are continuing to assess the impact that macroeconomic factors may have on our operations, financial condition and liquidity, which depends on factors beyond our knowledge and control. See Note 10 in the accompanying unaudited condensed consolidated financial statements for further discussion regarding our outstanding indebtedness.
Cash Flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Continuing operations:
Net cash used in operating activities	$(77,039)	$(119,199)
Net cash used in investing activities	(3,918)	(1,824)
Net cash provided by financing activities	103,687	209,208
Discontinued operations:
Net cash used in operating activities	(1,150)	(5,676)
Net cash used in investing activities	—	(4,071)
Net increase in cash, cash equivalents and restricted cash	$21,580	$78,438
Continuing operations:
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $77.0 million, which primarily consisted of our net loss of $83.4 million, adjusted for non-cash movements of $23.9 million. The non-cash movements primarily include $8.8 million of depreciation and amortization primarily related to intangible assets, $13.7 million of stock-based compensation, $0.6 million of amortization of debt discount and $0.7 million of amortization of right of use assets. Change in operating assets and liabilities resulted in cash outflows of approximately $17.5 million primarily due to a decrease in accounts receivable, prepaid expenses and other current and long-term assets of $4.6 million, an increase in prepaid sports rights of $6.7 million, a decrease in accounts payable and accrued expenses and other current and long-term liabilities of $16.5 million and an increase in deferred revenue of $1.0 million.
For the three months ended March 31, 2022, net cash used in operating activities was $119.2 million, which primarily consisted of our net loss of $128.4 million, adjusted for non-cash movements of $31.2 million. The non-cash movements included $11.4 million of depreciation and amortization expenses primarily related to intangible assets, $17.4 million of stock-based compensation, $0.6 million of amortization of debt discount and $1.7 million of change in fair value warrant liabilities partially offset by $0.4 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $22.0 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $3.5 million, an increase in prepaid sports rights of $20.4 million, a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $3.9 million due to timing of payments and an increase in deferred revenue of $1.3 million.

Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $3.9 million, which consisted of capitalization of internally generated software of $3.8 million and $0.1 million of capital expenditures.
For the three months ended March 31, 2022, net cash used in investing activities was $1.8 million, which primarily consisted of capitalization of internally generated software of $1.0 million and $0.8 million of capital expenditures.
Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities was $103.7 million. The net cash provided is primarily related to $106.1 million of net proceeds received from the ATM Program. These proceeds were offset by a redemption of non-controlling interest of $2.1 million and repayments of $0.2 million of outstanding debt.
For the three months ended March 31, 2022, net cash provided by financing activities was $209.2 million. The net cash provided is primarily related to $203.8 million of net proceeds received from the ATM Program and $5.4 million of proceeds received from the exercise of stock options and warrants.
Discontinued operations:
Operating and Investing Activities
For the three months ended March 31, 2023, net cash used in operating and investing activities was $1.2 million due to the wind down of Fubo Sportsbook which was terminated in October 2022.
For the three months ended March 31, 2022, net cash used in operating and investing activities was $5.7 million and $4.1 million, respectively, due to the launch of Fubo Sportsbook.
Off-Balance Sheet Arrangements
As of March 31, 2023, there were no off-balance sheet arrangements.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
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
Interest Rate Risk
As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $364.8 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of March 31, 2023, we had $410.1 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.6 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.4% of the consolidated amount for the three months ended March 31, 2023. We therefore have foreign currency risk with the euro and Canadian dollar, however, as of March 31, 2023, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not materially affect our revenue and operating income.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 12, 2021, Lead Plaintiff filed an Amended Class Action Complaint. Lead Plaintiff seeks to pursue this claim on behalf of himself as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the New York Stock Exchange between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby.
The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants filed their reply in support of the motion to dismiss on December 9, 2021. On March 30, 2023, the Court granted the Class Action Defendants motion to dismiss without prejudice.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC (together, “Dynamo”)) filed Demands for Arbitration with the American Arbitration Association against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. Dynamo is seeking monetary damages and attorneys’ fees and costs. The arbitration is currently pending and discussions with Dynamo regarding the arbitration are ongoing.
Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by the Company of Fubo Gaming’s contractual obligations. The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

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
We have incurred losses since inception. Our net loss on continuing operations for the three months ended March 31, 2023 was $83.4 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
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
In addition, our cash, cash equivalents and restricted cash are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash, cash equivalents and restricted cash, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all, and we may be obligated to seek alternative sources of liquidity.

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
As of March 31, 2023, we had $410.1 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.6 million.

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
We typically enter into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of content rights for sporting events and other programs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution, the entrance of new participants in the market for distribution of content on digital platforms and other factors. With respect to the acquisition of content rights, particularly sports content rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
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
Companies such as AT&T, Comcast, Cox and Altice, along with virtual multichannel video programming distributors, such as YouTube TV, Hulu Live and Sling TV, offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming services in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.
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
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers have showed growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our customers no longer stream TV or significantly reduce the amount of TV they stream. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
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
In connection with our prior operation of Fubo Sportsbook, we sought shareholder approval at our 2022 annual meeting of shareholders to adopt an amendment to our articles of incorporation to facilitate compliance with applicable gaming regulations and to otherwise operate in a manner consistent with best industry practices. This amendment, which was approved by our shareholders and subsequently adopted provides us with the right, subject to certain conditions set forth in the amendment to our articles of incorporation, to redeem shares held by an unsuitable person (a “Disqualified Holder”). Any redemption would be made at the per share purchase price equal to the average closing sale price of the shares as reported during the 30 trading days prior to the date upon which the company informs the shareholder of his, her or its status as a Disqualified Holder or, if the shares are not publicly traded at that time, the fair value of the shares as determined by the Board in accordance with the provisions of the amendment. Such redemption rights may negatively affect the trading price and/or liquidity of our shares. The utilization of such redemption rights may also negatively impact our cash flows and financial condition. Due to the dissolution of Fubo Gaming, we are seeking shareholder approval at our 2023 annual meeting of shareholders to be held in June 2023 to remove the foregoing redemption provisions from our articles of incorporation.
Risks Related to Our Operations
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
From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances, business practices or other strategic decisions. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. The securities class action litigations described above remain pending; however, the derivative lawsuits were dismissed with prejudice in June 2021. Further, following the dissolution of Fubo Gaming in October 2022, we have received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC) filed Demands for Arbitration with the American Arbitration Association against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. Additional allegations, or litigation, may arise in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by fuboTV Inc. of Fubo Gaming’s contractual obligations.
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
For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers the ability to access and delete their personal information, opt out of certain personal information activities, and receive details about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. California voters also approved a modification of the CCPA, the CPRA, which went into effect in January 2023. The CPRA significantly expands the rights granted to consumers under the CCPA. The CCPA and CPRA may increase our compliance costs and exposure to liability. Similarly, Virginia recently adopted the Virginia Consumer Data Protection Act ("VCDPA"), which went into effect in January 2023. The VCDPA will grant Virginia residents certain rights with respect to their personal data, has notice obligations, requires consent in some circumstances, among other things. While there is no private right of action, the VCDPA empowers the Attorney General to enforce the law. As with the CCPA and the CPRA, the VCDPA may increase our compliance costs and exposure to liability. New privacy laws will also become effective in Colorado, Connecticut, and Utah in 2023, and other U.S. states are considering adopting and/or enforcing similar laws and regulations.

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
In the European Union (“EU”) and its member states, the EU General Data Protection Regulation 2016/679 (the "GDPR"), which has been in effect since May 25, 2018, imposes stringent obligations relating to data protection and security. Further, the departure of the United Kingdom (“UK”) from the EU has created a separate regime with similarly onerous obligations. The GDPR, and UK data protection law, each authorizes authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of global annual revenue or €20 million (£17.5 million), whichever is greater, for certain violations.
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
Any actual or perceived inability to adequately address privacy, consumer protection, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, consumer protection, data protection or security-related contractual terms with content publishers, card associations, advertisers, or others, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us. We may face regulatory investigations and proceedings, claims and litigation by governmental entities and private parties, damages for contract breach, damage to our reputation, restrictions on the use of our platform by advertisers and sales of subscriptions to our platform, and additional liabilities as a result, all of which could harm our business, reputation, financial condition, and results of operations.

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

FUBOTV INC.

Date: May 8, 2023	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: May 8, 2023	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)