Form 10-Q
period 2023-06-30
fuboTV Inc. /FL
filed 2023-08-07
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 292,584,450 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

fuboTV Inc.
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, and our international operations.
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
•The long-term nature of certain of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
•Our results may be adversely affected if long-term content contracts are not renewed on sufficiently favorable terms.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$293,515	$337,087
Accounts receivable, net	48,885	43,996
Prepaid sports rights	36,900	37,668
Prepaid and other current assets	15,632	13,508
Assets of discontinued operations	2,151	4,643
Total current assets	397,083	436,902

Property and equipment, net	5,015	4,975
Restricted cash	6,141	6,139
Intangible assets, net	166,407	171,832
Goodwill	621,076	618,506
Right-of-use assets	37,592	35,888
Other non-current assets	6,936	3,532
Total assets	$1,240,250	$1,277,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,247	$66,952
Accrued expenses and other current liabilities	242,894	264,415
Notes payable	5,997	5,687
Deferred revenue	60,746	65,370
Long-term borrowings - current portion	1,700	1,986
Current portion of lease liabilities	3,887	1,763
Liabilities of discontinued operations	26,761	32,581
Total current liabilities	391,232	438,754

Convertible notes, net of discount	395,362	394,094
Deferred income taxes	530	765
Lease liabilities	39,611	39,266
Other long-term liabilities	3,401	1,565
Total liabilities	830,136	874,444

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable non-controlling interest	—	1,648

Shareholders’ equity:
Common stock par value $0.0001: 400,000,000 shares authorized; 292,559,125 and 209,684,548 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	29	21
Additional paid-in capital	2,110,746	1,972,006
Accumulated deficit	(1,691,641)	(1,558,088)
Non-controlling interest	(11,309)	(11,662)
Accumulated other comprehensive income (loss)	2,289	(595)
Total shareholders’ equity	$410,114	$401,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,240,250	$1,277,774
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscription	$288,994	$199,943	$589,869	$419,111
Advertising	23,070	22,020	45,791	45,172
Other	671	109	1,449	109
Total revenues	312,735	222,072	637,109	464,392
Operating expenses
Subscriber related expenses	270,953	218,900	572,331	464,561
Broadcasting and transmission	18,327	17,157	38,091	37,454
Sales and marketing	33,819	28,159	76,765	70,711
Technology and development	17,778	18,040	36,005	36,758
General and administrative	15,460	22,790	30,137	49,482
Depreciation and amortization	8,913	8,410	17,755	19,766
Total operating expenses	365,250	313,456	771,084	678,732
Operating loss	(52,515)	(91,384)	(133,975)	(214,340)

Other income (expense)
Interest expense, net of interest income	(457)	(3,511)	(1,712)	(7,112)
Amortization of debt discount	(645)	(619)	(1,268)	(1,219)
Change in fair value of warrant liabilities	—	—	—	(1,701)
Other income (expense)	(713)	195	(857)	287
Total other income (expense)	(1,815)	(3,935)	(3,837)	(9,745)

Loss from continuing operations before income taxes	(54,330)	(95,319)	(137,812)	(224,085)
Income tax benefit	121	355	235	758
Net loss from continuing operations	(54,209)	(94,964)	(137,577)	(223,327)

Discontinued operations
Income (loss) from discontinued operations before income taxes	4,259	(21,310)	4,003	(33,764)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	4,259	(21,310)	4,003	(33,764)

Net loss	(49,950)	(116,274)	(133,574)	(257,091)

Less: Net loss attributable to non-controlling interest	10	150	21	243
Net loss attributable to common shareholders	$(49,940)	$(116,124)	$(133,553)	$(256,848)

Other comprehensive income (loss)
Foreign currency translation adjustment	(137)	(844)	(2,893)	(3,059)
Comprehensive loss attributable to common shareholders	$(50,077)	$(116,968)	$(136,446)	$(259,907)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.51)	$(0.53)	$(1.30)
Basic and diluted loss per share from discontinued operations	$0.02	$(0.12)	$0.02	$(0.20)
Basic and diluted loss per share	$(0.17)	$(0.63)	$(0.51)	$(1.50)
Weighted average shares outstanding:
Basic and diluted	291,720,400	185,103,005	258,646,559	171,316,513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	209,684,548	$21	$1,972,006	$(1,558,088)	$(11,662)	$(595)	$401,682
Issuance of common stock, net of offering costs	71,444,729	7	106,050	—	—	—	106,057
Exercise of stock options	28,663	—	46	—	—	—	46
Cancellation of escrow shares in connection with Edisn acquisition	(12,595)	—	(344)	—	—	—	(344)
Delivery of common stock underlying restricted stock units	454,462	—	—	—	—	—	—
Stock-based compensation	—	—	11,738	—	—	—	11,738
Molotov non-controlling interest	—	—	(864)	—	374	(9)	(499)
Foreign currency translation adjustment	—	—	—	—	—	2,756	2,756
Net loss attributable to non-controlling interest	—	—	—	—	(11)	—	(11)
Net loss attributable to common shareholders	—	—	—	(83,613)	—	—	(83,613)
Balance at March 31, 2023 (Unaudited)	281,599,807	$28	$2,088,632	$(1,641,701)	$(11,299)	$2,152	$437,812
Issuance of common stock, net of offering costs	10,250,000	1	10,854	—	—	—	10,855
Exercise of stock options	161,825	—	49	—	—	—	49
Delivery of common stock underlying restricted stock units	547,493	—	—	—	—	—	—
Stock-based compensation	—	—	11,211	—	—	—	11,211
Foreign currency translation adjustment	—	—	—	—	—	137	137
Net loss attributable to non-controlling interest	—	—	—	—	(10)	—	(10)
Net loss attributable to common shareholders	—	—	—	(49,940)	—	—	(49,940)
Balance at June 30, 2023 (Unaudited)	292,559,125	$29	$2,110,746	$(1,691,641)	$(11,309)	$2,289	$410,114
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$(11,220)	$172	$670,881
Issuance of common stock, net of offering costs	27,443,580	2	203,794	—	—	—	203,796
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(87,946)	12,682	—	—	(75,264)
Exercise of warrants	540,541	—	10,249	—	—	—	10,249
Exercise of stock options	349,847	—	443	—	—	—	443
Delivery of common stock underlying restricted stock units	392,326	—	—	—	—	—	—
Stock-based compensation	—	—	19,449	—	—	—	19,449
Foreign currency translation adjustment	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to non-controlling interest	—	—	—	—	(93)	—	(93)
Net loss attributable to common shareholders	—	—	—	(140,724)	—	—	(140,724)
Balance at March 31, 2022 (Unaudited)	182,677,189	$18	$1,837,195	$(1,137,335)	$(11,313)	$(2,043)	$686,522
Issuance of common stock, net of offering costs	2,400,000	1	16,391	—	—	—	16,392
Exercise of stock options	80,275	—	129	—	—	—	129
Delivery of common stock underlying restricted stock units	135,603	—	—	—	—	—	—
Stock-based compensation	—	—	14,209	—	—	—	14,209
Foreign currency translation adjustment	—	—	—	—	—	(844)	(844)
Net loss attributable to non-controlling interest	—	—	—	—	(150)	—	(150)
Net loss attributable to common shareholders	—	—	—	(116,124)	—	—	(116,124)
Balance at June 30, 2022 (Unaudited)	185,293,067	19	1,867,924	(1,253,459)	(11,463)	(2,887)	600,134
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(133,574)	$(257,091)
Less: Income (Loss) from discontinued operations, net of tax	4,003	(33,764)
Net loss from continuing operations	(137,577)	(223,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,755	19,766
Stock-based compensation	26,744	30,291
Amortization of debt discount	1,268	1,219
Deferred income tax benefit	(235)	(758)
Change in fair value of warrant liabilities	—	1,701
Amortization of right-of-use assets	1,359	1,721
Other adjustments	319	653
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	(4,828)	2,465
Prepaid expenses and other assets	(5,169)	13,669
Prepaid sports rights	1,127	(38,687)
Accounts payable	(20,716)	(3,284)
Accrued expenses and other liabilities	(22,845)	(6,700)
Deferred revenue	(4,659)	(1,962)
Lease liabilities	(610)	604
Net cash used in operating activities - continuing operations	(148,067)	(202,629)
Net cash used in operating activities - discontinued operations	(1,232)	(14,369)
Net cash used in operating activities	(149,299)	(216,998)

Cash flows from investing activities
Purchase of short-term investments	—	(100,000)
Purchases of property and equipment	(267)	(962)
Capitalization of Internal Use Software	(8,404)	(1,949)
Net cash used in investing activities - continuing operations	(8,671)	(102,911)
Net cash used in investing activities - discontinued operations	—	(4,255)
Net cash used in investing activities	(8,671)	(107,166)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	116,903	220,188
Redemption of non-controlling interest	(2,147)	—
Vested restricted stock units settled for cash	(125)	—
Proceeds from exercise of stock options	95	572
Proceeds from the exercise of warrants	—	5,000
Repayments of notes payable and long-term borrowings	(326)	(1,359)
Net cash provided by financing activities - continuing operations	114,400	224,401
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	114,400	224,401

Net decrease in cash, cash equivalents and restricted cash	(43,570)	(99,763)
Cash, cash equivalents and restricted cash at beginning of period	343,226	376,080
Cash, cash equivalents and restricted cash at end of period	$299,656	$276,317

Supplemental disclosure of cash flows information:
Interest paid	$6,579	$6,639
Income taxes paid	$6	$—

Non-cash financing and investing activities:
Shares settled liability	$3,670	$—
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$—	$75,264
Cashless exercise of warrants	$—	$5,249
Accrued expenses - Issuance of common stock	$9	$—
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
The Company had cash and cash equivalents and restricted cash of $299.7 million (excluding discontinued operations), working capital (excluding discontinued operations) of $30.5 million and an accumulated deficit of $1.7 billion as of June 30, 2023. The Company incurred a net loss from continuing operations of $54.2 million and $137.6 million for the three and six months ended June 30, 2023, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
As discussed further in Note 12, during the six months ended June 30, 2023, the Company received net proceeds of approximately $116.9 million (after deducting $2.7 million in commissions and expenses) from sales of 81,694,729 shares of its common stock, at a weighted average gross sales price of $1.46 per share pursuant to an at-the-market sales agreement with its sales agents.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$293,515	$337,087
Restricted cash	6,141	6,139
Total cash, cash equivalents and restricted cash	$299,656	$343,226
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of June 30, 2023, the streaming business.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic loss per share:
Loss from continuing operations	$(54,209)	$(94,964)	$(137,577)	$(223,327)
Less: net loss attributable to non-controlling interest	10	150	21	243
Loss from continuing operations available to common shareholders	(54,199)	(94,814)	(137,556)	(223,084)
Income (loss) from discontinued operations, net of tax	4,259	(21,310)	4,003	(33,764)
Net loss attributable to common shareholders	$(49,940)	$(116,124)	$(133,553)	$(256,848)

Shares used in computation:
Weighted-average common shares outstanding	291,720,400	185,103,005	258,646,559	171,316,513
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.51)	$(0.53)	$(1.30)
Basic and diluted loss per share from discontinued operations	$0.02	$(0.12)	$0.02	$(0.20)
Basic and diluted loss per share	$(0.17)	$(0.63)	$(0.51)	$(1.50)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
Warrants to purchase common stock	166,670	3
Stock options	19,192,053	15,854,229
Unvested restricted stock units	14,210,700	7,158,200
Convertible notes variable settlement feature	6,966,078	6,966,078
Total	40,535,501	29,978,510
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
Net loss from Fubo Gaming's discontinued operations consists of the following for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Wagering	$—	$(182)	$—	$(483)
Total revenues	—	(182)	—	(483)
Operating expenses
Sales and marketing	—	2,630	(59)	6,264
Technology and development	—	2,883	17	5,590
General and administrative	481	4,655	746	10,192
Depreciation and amortization	—	109	—	215
Gain on extinguishment of liabilities	(4,740)	—	(4,740)	—
Impairment of goodwill, intangible assets, and other long-lived assets, net	—	10,682	33	10,682
Total operating expenses	(4,259)	20,959	(4,003)	32,943
Operating income (loss)	4,259	(21,141)	4,003	(33,426)

Other income (expense)
Interest expense and financing costs	—	(169)	—	(338)
Total other expense	—	(169)	—	(338)
Income (loss) from discontinued operations before income taxes	4,259	(21,310)	4,003	(33,764)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	4,259	(21,310)	4,003	(33,764)
During the three and six months ended June 30, 2023, the Company recorded a $4.7 million gain on extinguishment of certain liabilities. As of June 30, 2023, the balance sheet of discontinued operations consisted primarily of accounts payable, accrued expenses and other current liabilities of $24.7 million, primarily related to contract termination costs.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription	$288,994	$199,943	$589,869	$419,111
Advertising	23,070	22,020	45,791	45,172
Other	671	109	1,449	109
Total revenues	$312,735	$222,072	$637,109	$464,392
The following tables summarize subscription revenue and advertising revenue by region for the six months ended June 30, 2023 and 2022 (in thousands):
Subscription

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States and Canada (North America)	$281,088	$194,403	$574,346	$408,409
Rest of world	7,906	5,540	15,523	10,702
Total subscription revenues	$288,994	$199,943	$589,869	$419,111
Advertising

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States and Canada (North America)	$22,820	$21,717	$45,335	$44,487
Rest of world	250	303	456	685
Total advertising revenues	$23,070	$22,020	$45,791	$45,172
Contract balances
There were no losses recognized related to any receivables arising from the Company’s contracts with customers for the six months ended June 30, 2023 and 2022.
For the three and six months ended June 30, 2023 and 2022, there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of June 30, 2023, and December 31, 2022, the Company’s contract liabilities totaled approximately $60.7 million and $65.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 – Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

	Useful Life (Years)	June 30, 2023	December 31, 2022
Furniture and fixtures	5	$523	$441
Computer equipment	3-5	4,019	2,922
Leasehold improvements	Term of lease	5,199	5,136
		9,741	8,499
Less: Accumulated depreciation		(4,726)	(3,524)
Total property and equipment, net		$5,015	$4,975

Depreciation expense totaled approximately $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense totaled approximately $0.8 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at June 30, 2023 and December 31, 2022 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	June 30, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.4	$32,609	$(30,748)	$1,861
Trade names	2 - 9	5.6	38,850	(14,311)	24,539
Capitalized Internal Use Software	3	2.4	16,892	(3,172)	13,720
Software and technology	3 - 9	5.6	194,794	(68,507)	126,287
Total			$283,145	$(116,738)	$166,407

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$32,433	$(28,421)	$4,012
Trade names	2 - 9	6.2	38,837	(12,018)	26,819
Capitalized Internal Use Software	3	2.4	8,487	(1,757)	6,730
Software and technology	3 - 9	6.1	191,735	(57,464)	134,271
Total			$271,492	$(99,660)	$171,832

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $8.5 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $16.9 million and $19.2 million for the six months ended June 30, 2023 and 2022, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2023	$18,189
2024	32,289
2025	30,471
2026	27,993
2027	26,481
Thereafter	30,984
Total	$166,407
Goodwill
The following table is a summary of the changes to goodwill for the six months ended June 30, 2023 (in thousands):

Balance - December 31, 2022	$618,506
Foreign currency translation adjustment	2,570
Balance - June 30, 2023	$621,076
As of June 30, 2023, goodwill includes and accumulated impairment charge of $148.1 million.
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	June 30, 2023	December 31, 2022
Affiliate fees	$186,570	$218,367
Broadcasting and transmission	18,167	15,732
Selling and marketing	10,522	26,907
Accrued compensation	10,535	9,838
Legal and professional fees	3,676	3,712
Sales tax	43,656	37,934
Accrued interest	4,687	4,773
Subscriber related	3,780	3,101
Share settled liability	6,530	2,860
Other	7,419	9,708
Total	$295,542	$332,932

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax benefit	121	355	235	758
Effective tax rate	0.22%	0.37%	0.17%	0.34%
The Company’s effective tax rates on continuing operations were lower than the U.S. statutory rate of 21% primarily due to a valuation allowance recorded against the Company’s deferred tax assets in these periods.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At June 30, 2023 and December 31, 2022, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the Company continued to maintain a valuation allowance against such assets.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	June 30, 2023
2026 Convertible Notes	3.25%	$402,500	$—	$(7,138)	$395,362
Note payable	10.0%	2,700	3,259	—	5,959
Bpi France	2.25%	1,700	—	—	1,700
Other	4.0%	30	8	—	38
		$406,930	$3,267	$(7,138)	$403,059

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(8,406)	$394,094
Note payable	10.0%	2,700	2,950	—	$5,650
Bpi France	2.25%	1,986	—	—	$1,986
Other	4.0%	30	7	—	37
		$407,216	$2,957	$(8,406)	$401,767
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
During the three and six months ended June 30, 2023, the Company paid approximately $6.5 million and $6.5 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million and $1.3 million, respectively, included in amortization of debt discount in the condensed consolidated statements of operations and comprehensive loss. The fair value (Level 2) of the 2026 Convertible Notes was $229.7 million and $183.1 million as of June 30, 2023 and December 31, 2022, respectively.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.0 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. On June 6, 2022, Cam Digital, LLC filed a lawsuit against Pulse Evolution Corporation (“Pulse Evolution”), a subsidiary of EAI, seeking payment of principal and interest under the Cam Digital Note from Pulse Evolution. The outstanding balance as of June 30, 2023, including interest and penalties, is $6.0 million and is included in notes payable on the accompanying condensed consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of June 30, 2023, the principal balance and accrued interest totaled approximately $38,000 and is included in notes payable on the accompanying condensed consolidated balance sheet.
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. As of June 30, 2023 and December 31, 2022, the Company made principal payments of $0.3 million and $1.7 million, respectively. As of June 30, 2023, the principal balance totaled approximately $1.7 million and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheet.
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	Fair value measured at June 30, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$249,960	$—	$—	$249,960
Total financial assets at fair value	$249,960	$—	$—	$249,960

	Fair value measured at December 31, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$50,010	$—	$—	$50,010
Total financial assets at fair value	$50,010	$—	$—	$50,010
There were no liabilities from continuing operations measured at fair value as of June 30, 2023 and December 31, 2022.

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
During the six months ended June 30, 2023, the Company received net proceeds of approximately $116.9 million (after deducting $2.7 million in commissions and expenses) from sales of 81,694,729 shares of its common stock, at a weighted average gross sales price of $1.46 per share pursuant to the Sales Agreement. As of June 30, 2023, there was $156.3 million shares of common stock remaining available for sale under the Sales Agreement.
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
A summary of the Company’s outstanding warrants as of June 30, 2023, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	166,670	$17.40	$—	9.6
Outstanding as of June 30, 2023	166,670	$17.40	$—	9.1
During the three and six months ended June 30, 2023 the Company recognized $0.1 million and $0.1 million of stock-based compensation, respectively, and as of June 30, 2023, the unrecognized stock-based compensation totaled $0.2 million.
Stock-based Compensation
During the three and six months ended June 30, 2023 and 2022 the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscriber related	$57	$36	$109	$76
Sales and marketing	5,990	4,334	12,663	13,068
Technology and development	2,980	2,659	6,022	5,110
General and administrative	4,029	5,835	7,950	12,037
	$13,056	$12,864	$26,744	$30,291
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”). On November 20, 2022 and April 20, 2023, the Company amended the 2020 Plan to increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 2,500,000 shares and 17,500,000 shares, respectively. On June 15, 2023, the Company's shareholders approved the amended 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants.
The Company assumed the fuboTV Inc. 2015 Equity Incentive Plan (the "2015 Plan") on April 1, 2020. No shares are available for future issuance under the 2015 Plan.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On August 3, 2022, the Company's board of directors (the "Board") approved the adoption of the 2022 Employment Inducement Equity Incentive Plan (the “2022 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The 2022 Inducement Plan provided for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. No shares are available for future issuance under the 2022 Inducement Plan.
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
Stock Options
A summary of stock option activity for the six months ended June 30, 2023, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	10,243,772	$6.43	$1,956	6.0
Granted	636,298	$2.02
Exercised	(190,488)	$0.50
Forfeited or expired	(50,826)	$10.48
Outstanding as of June 30, 2023	10,638,756	$6.25	$2,385	5.8

Options vested and exercisable as of June 30, 2023	8,693,067	$6.13	$2,347	5.4
During the six months ended June 30, 2023, the Company granted 636,298 options to purchase shares of its common stock to the Company's Chief Executive Officer ("CEO"). The options have a fair value of approximately $0.8 million with an exercise price of $2.02 per share, vest in four equal annual installments, with the first installment vesting on February 20, 2024, and expire on May 8, 2033.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted during the three and six months ended June 30, 2022.
The following was used in determining the fair value of stock options granted during the three and six months ended June 30, 2023 :

Dividend yield	—%
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6.0 years
As of June 30, 2023, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $6.2 million to be recognized over a period of 1.8 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the six months ended June 30, 2023 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	4,453,297	$12.75	$—	4.7
Outstanding as of June 30, 2023	4,453,297	$12.75	$—	4.2

Options vested and exercisable as of June 30, 2023	3,994,964	$11.96	$—	4.1
There were no market and service-based options granted during the six months ended June 30, 2023 and 2022.
As of June 30, 2023, there was $1.9 million of unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company awarded the CEO an option which was eligible to vest based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, an increase in the number of subscribers, the launch of new markets and, commencing in 2024, creation of new revenue streams. The terms of the option provided that the Company's Board would review and certify attainment of such goals annually from 2021 through 2026 on a given certification date subsequent to the Company’s calendar year end (the "Certification Date") to determine if any vesting was warranted. The Board had the discretion to determine vesting at, above, or below 20% of the shares subject to the performance option on a given Certification Date. All shares were eligible for vesting until the Certification Date following the 2025 calendar year. Any such vesting was subject to the CEO’s continuation in service with the Company through the applicable Certification Date. Because the number of shares to be earned on each Certification Date was subject to the discretion of the Board, the compensation expense was adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. During the six months ended June 30, 2022, the Board determined that the option would vest with respect to 820,000 shares for the 2021 calendar year.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On April 20, 2023, the Company entered into the first amendment to the performance-based stock options described above that were awarded to its CEO. The amendment did not adjust the total number of options granted (4,100,000 options), the exercise price of $10.00 per share or the expiration date of October 7, 2030. Under the terms of the amendment, 3,280,000 performance-based stock options remain unvested, and the original vesting conditions were modified. The modified vesting of the stock options is based upon the achievement of certain performance metrics (the "Performance Criteria") during the period January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested options (measured at target performance) will vest on February 20, 2026 (or the date of an earlier termination of employment without cause or for good reason (a "Qualifying Termination") following the change in control), provided the CEO continues to provide services through such date. In the event of the CEO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested options (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested options, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the modification of the 3,280,000 unvested options will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. There is no accounting impact on the fully vested 820,000 shares as a result of the amendment. The fair value of the options as of the amendment date totaled $1.2 million, and during the six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0.1 million.
Modification of Options
During the six months ended June 30, 2022, the Board approved the acceleration of vesting and extended the post-termination exercisability of certain employee stock options. The Company reported $1.8 million of expense during the six months ended June 30, 2022 as a result of the accelerated vesting of stock options. Modifications during the six months ended June 30, 2023 were immaterial.
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
In connection with the Project RSAs, during the three and six months ended June 30, 2023, the Company recognized stock-based compensation of $1.9 million and $3.8 million, respectively. As of June 30, 2023, the unrecognized stock-based compensation totaled $16.2 million, and $4.7 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
In connection with the Network RSAs, during the three and six months ended June 30, 2023 the Company recognized stock-based compensation of $0.7 million and $1.4 million, respectively. As of June 30, 2023, the unrecognized stock-based compensation totaled $3.2 million, and $1.8 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	13,055,629	$5.25
Granted	3,173,553	$2.19
Vested	(791,181)	$8.15
Forfeited or expired	(2,710,747)	$3.57
Unvested at June 30, 2023	12,727,254	$4.66
During the six months ended June 30, 2023, the Company granted 3,173,553 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $7.0 million. As of June 30, 2023, the unrecognized stock-based compensation related to restricted stock units totaled $51.1 million, had an aggregate intrinsic value of approximately $26.5 million, and a weighted average remaining contractual term of 3.0 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit activity during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	1,520,000	$33.87
Granted	243,446	$2.20
Vested	(186,667)	$33.87
Forfeited	(93,333)	$33.87
Unvested at June 30, 2023	1,483,446	$28.67
On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to the Chief Operating Officer ("COO") of the Company. The PRSUs will vest over a period of 5-calendar years through 2025, subject to the achievement of certain established performance metrics including revenue targets, subscriber targets, and the launching of new markets (and, with respect to 2023, the creation of one or more new revenue streams). The determination of the actual number of PRSUs that will vest each year during the five-year performance period will be determined upon the achievement of the predetermined performance targets. Any such vesting is subject to the COO’s continuation in service with the Company through the applicable vesting date. At each reporting period, the Company will make a determination of the most likely outcome for achievement of each performance metric. This may result in a cumulative catch-up as the Company assessments are evaluated. The fair value of the PRSUs is measured based on their grant date fair value which totaled $64.4 million.
On May 9, 2023, the Company entered into a PRSU agreement with the Company's CEO. The PRSU agreement provides the right to earn shares of the Company's common stock upon achievement of certain performance criteria, with 730,338 shares being earned at target performance and up to 1,095,507 shares being earned at maximum performance. The number of PRSUs eligible to vest will be determined based upon the achievement of annual performance-based vesting conditions for the 2023, 2024, and 2025 calendar years. The Company accounts for the PRSUs as three separate awards each with a requisite service period beginning on January 1st of the applicable year. For year one, the Company has defined the performance targets including adjusted EBITDA, revenue, and the number of subscribers, and determined the grant date is June 15, 2023. The Company's Board will define the performance criteria for years two and three no later than March 15, 2024 and 2025, respectively (the grant date). Any PRSUs that are eligible to vest based on performance relative to the pre-determined annual performance objectives will vest on the date on which the Company’s performance for the 2025 performance year is certified, which will occur on or before February 20, 2026. Any such vesting is subject to the employee’s continuation in service with the Company through the applicable vesting date. The Company's Board will review attainment of such performance conditions annually from 2024 through 2026 on a given certification date (subsequent to the Company’s calendar year end) to determine if any PRSUs should be eligible to vest. The PRSUs contain both service and performance vesting conditions. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. The fair value of the PRSUs is measured based on their grant date fair value which totaled $0.5 million for the year one tranche.
During the six months ended June 30, 2023, the Company issued 186,667 shares of its common stock in connection with the vesting of PRSUs. During the three and six months ended June 30, 2023 the Company recognized stock-based compensation of $2.5 million and $5.7 million, respectively. During the three and six months ended June 30, 2022 the Company recognized stock-based compensation of $3.3 million and $11.0 million, respectively. As of June 30, 2023 , the unrecognized stock-based compensation related to PRSUs totaled $35.8 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$1,537	$1,432	$2,969	$2,866
Other lease cost	103	95	158	145
Operating lease expense	1,640	1,527	3,127	3,011
Short-term lease rent expense	66	57	132	103
Total rent expense	$1,706	$1,584	$3,259	$3,114
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flows from operating leases	$1,486	$443	$2,233	$542
Right of use assets exchanged for operating lease liabilities	$3,062	$—	$3,062	$4,312
Weighted average remaining lease term - operating leases	10.5	11.2	10.5	11.2
Weighted average remaining discount rate - operating leases	7.9%	7.3%	7.9%	7.3%
As of June 30, 2023, future minimum payments for the operating leases are as follows (in thousands):

Six Months Ended December 31, 2023	$3,440
Year Ended December 31, 2024	7,401
Year Ended December 31, 2025	7,113
Year Ended December 31, 2026	6,011
Year Ended December 31, 2027	4,831
Thereafter	36,141
Total	64,937
Less present value discount	(21,439)
Operating lease liabilities	$43,498

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

2023	$1,600
2024	3,225
2025	3,275
2026	3,325
2027	3,425
Thereafter	16,250
Total	$31,100
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

2023	$24,362
2024	26,065
2025	13,748
2026	13,748
2027	13,748
Thereafter	4,583
Total	$96,254
During the six months ended June 30, 2023, the Company made upfront payments totaling approximately $16.1 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheet.
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
On May 22, 2023, Lead Plaintiff filed a Second Amended Class Action Complaint, which amended the class period to purchases or acquisitions between May 20, 2020 and January 4, 2021, inclusive. The Class Action Defendants filed their motion to dismiss the Second Amended Class Action Complaint on August 1, 2023. Lead Plaintiff’s opposition is due to be filed by September 14, 2023. The Class Action Defendants’ reply is due to be filed by October 5, 2023. The Company believes the claims alleged in both lawsuits are without merit and intends to vigorously defend these litigations.

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
Other
Other revenue consists of distribution fees and commissions earned on sales through a channel distribution platform.
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
Income (Loss) from Discontinued Operations
The income (loss) from discontinued operations primarily consists of operating expenses related to the launch and wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and re-evaluation of certain contract termination costs.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscription	$288,994	$199,943	$589,869	$419,111
Advertising	23,070	22,020	45,791	45,172
Other	671	109	1,449	109
Total revenues	312,735	222,072	637,109	464,392
Operating expenses
Subscriber related expenses	270,953	218,900	572,331	464,561
Broadcasting and transmission	18,327	17,157	38,091	37,454
Sales and marketing	33,819	28,159	76,765	70,711
Technology and development	17,778	18,040	36,005	36,758
General and administrative	15,460	22,790	30,137	49,482
Depreciation and amortization	8,913	8,410	17,755	19,766
Total operating expenses	365,250	313,456	771,084	678,732
Operating loss	(52,515)	(91,384)	(133,975)	(214,340)

Other income (expense)
Interest expense, net of interest income	(457)	(3,511)	(1,712)	(7,112)
Amortization of debt discount	(645)	(619)	(1,268)	(1,219)
Change in fair value of warrant liabilities	—	—	—	(1,701)
Other income (expense)	(713)	195	(857)	287
Total other income (expense)	(1,815)	(3,935)	(3,837)	(9,745)

Loss from continuing operations before income taxes	(54,330)	(95,319)	(137,812)	(224,085)
Income tax benefit	121	355	235	758
Net loss from continuing operations	$(54,209)	$(94,964)	$(137,577)	$(223,327)

Discontinued operations
Income (loss) from discontinued operations before income taxes	4,259	(21,310)	4,003	(33,764)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	4,259	(21,310)	4,003	(33,764)

Net loss	(49,950)	(116,274)	(133,574)	(257,091)

Revenue
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized revenues of $312.7 million compared to $222.1 million during the three months ended June 30, 2022. The increase of $90.7 million is primarily due to an increase in subscription revenue of $89.1 million, comprising $55.5 million from increases in our subscriber base and $33.6 million from increases in subscription package prices and attachments sold. Advertising revenue increased $1.1 million primarily due to an increase in the number of impressions sold partially offset by a decrease in Cost Per Thousands ("CPMs").
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized revenues of $637.1 million compared to $464.4 million during the six months ended June 30, 2022. The increase of $172.7 million is primarily due to an increase in subscription revenue of $170.8 million, comprising $113.0 million from increases in our subscriber base and $57.8 million from increases in subscription package prices and attachments sold. Advertising revenue increased $0.6 million primarily due to an increase in the number of impressions sold partially offset by an decrease in CPMs.
Subscriber related expenses
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized subscriber related expenses of $271.0 million compared to $218.9 million during the three months ended June 30, 2022. The increase of $52.1 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized subscriber related expenses of $572.3 million compared to $464.6 million during the six months ended June 30, 2022. The increase of $107.8 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized broadcasting and transmission expenses of $18.3 million compared to $17.2 million during the three months ended June 30, 2022. The increase of $1.2 million was primarily due to an increase in expense due to a higher amount of linear feeds due to the launch of new channels offset in part by a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized broadcasting and transmission expenses of $38.1 million compared to $37.5 million during the six months ended June 30, 2022. The increase of $0.6 million was primarily due to an increase in expense due to a higher amount of linear feeds due to the launch of new channels offset in part by a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.

Sales and marketing
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized sales and marketing expenses of $33.8 million compared to $28.2 million during the three months ended June 30, 2022. The increase of $5.7 million was primarily due to a $2.4 million increase in marketing expense to acquire new customers, $1.7 million increase in stock-based compensation and a $1.4 million increase in payroll expense due to staff additions.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized sales and marketing expenses of $76.8 million compared to $70.7 million during the six months ended June 30, 2022. The increase of $6.1 million was primarily due to a $3.6 million increase in marketing expense to acquire new customers and a $2.9 million increase in payroll expense due to staff additions partially offset by a $0.4 million decrease in stock-based compensation.
Technology and development
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized technology and development expenses of $17.8 million, and was flat compared to $18.0 million during the three months ended June 30, 2022.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized technology and development expenses of $36.0 million compared to $36.8 million during the six months ended June 30, 2022. The decrease of $0.8 million was primarily due to a $1.8 million decrease in payroll expense partially offset by an increase of $0.9 million in stock-based compensation.
General and Administrative
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, general and administrative expenses totaled $15.5 million compared to $22.8 million for the three months ended June 30, 2022. The decrease of $7.3 million was primarily due to a $2.4 million decrease in sales tax expense, $2.3 million decrease in payroll expense, $1.8 million decrease in stock-based compensation and $0.5 million decrease in professional fees.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, general and administrative expenses totaled $30.1 million compared to $49.5 million during the six months ended June 30, 2022. The decrease of $19.3 million was primarily due to a $7.0 million decrease in sales tax expense, $5.3 million decrease in payroll expense, $4.1 million decrease in stock-based compensation and $2.6 million decrease in professional fees.
Depreciation and amortization
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized depreciation and amortization expenses of $8.9 million compared to $8.4 million during the three months ended June 30, 2022. The increase of $0.5 million was primarily due to amortization on additional capitalization of internal use assets.

Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized depreciation and amortization expenses of $17.8 million compared to $19.8 million during the six months ended June 30, 2022. The decrease of $2.0 million was primarily due to the full amortization of certain intangible assets in prior periods.
Other Income (Expense)
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized $1.8 million of other income (expense) (net), compared to $3.9 million of other income (expense) (net) during the three months ended June 30, 2022. The decrease of $2.1 million was primarily due to an increase in interest income.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized $3.8 million of other income (expense) (net), compared to $9.7 million of other income (expense) (net) during the six months ended June 30, 2022. The decrease of $5.9 million was primarily due to an increase in interest income.
Income tax benefit
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized an income tax benefit of $0.1 million compared to $0.4 million during the three months ended June 30, 2022. The decrease of $0.3 million in the income tax benefit was primarily due to an increase in the valuation allowance related to our deferred tax assets.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized an income tax benefit of $0.2 million compared to $0.8 million during the six months ended June 30, 2022. The decrease of $0.6 million in the income tax benefit was primarily due to an increase in the valuation allowance related to our deferred tax assets.

Income (Loss) from Discontinued Operations, net of tax
Three Months Ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we recognized income from discontinued operations of $4.3 million primarily due to the re-evaluation of certain contract termination costs compared to a loss from discontinued operations of $21.3 million during the three months ended June 30, 2022 primarily due to the launch of the wagering business and impairment expense associated with the write-off of goodwill. We discontinued the operations of our wagering business in October 2022.
Six Months Ended June 30, 2023 and 2022
During the six months ended June 30, 2023, we recognized income from discontinued operations of $4.0 million primarily due to the re-evaluation of certain contract termination costs compared to a loss of $33.8 million during the six months ended June 30, 2022 primarily due to the launch of the wagering business and impairment expense associated with the write-off of goodwill. We discontinued the operations of our wagering business in October 2022.
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
We had 1.2 million and 0.9 million paid subscribers in the United States and Canada ("North America" or "NA") as of June 30, 2023 and 2022, respectively, and 0.4 million and 0.3 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of June 30, 2023 and 2022, respectively.
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
Our NA ARPU was $81.62 and $72.19 for the three months ended June 30, 2023 and 2022, respectively, and our ROW ARPU was $6.91 and $5.97 for the three months ended June 30, 2023 and 2022, respectively.
Our NA ARPU was $79.11 and $71.81 for the six months ended June 30, 2023 and 2022, respectively, and our ROW ARPU was $6.74 and $6.68 for the three months ended June 30, 2023 and 2022, respectively.

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
Our Gross Profit was $23.5 million and $(14.0) million for the three months ended June 30, 2023 and 2022, respectively. Our Gross Margin was 7.5% and (6.3)% for the same periods, respectively.
Our Gross Profit was $26.7 million and $(37.6) million for the six months ended June 30, 2023 and 2022, respectively. Our Gross Margin was 4.2% and (8.1)% for the same periods, respectively.
The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$288,994	$199,943	$589,869	$419,111
Advertising Revenue (GAAP)	23,070	22,020	45,791	45,172
(Subtract):
ROW Subscription Revenue	(7,906)	(5,540)	(15,523)	(10,702)
ROW Advertising Revenue	(250)	(303)	(456)	(685)
Total	303,908	216,120	619,681	452,896
Divide:
Average Subscribers (North America)	1,241,218	997,979	1,305,642	1,051,193
Months in Period	3	3	6	6
North America Monthly Average Revenue per User (NA ARPU)	$81.62	$72.19	$79.11	$71.81
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$288,994	$199,943	$589,869	$419,111
Advertising Revenue (GAAP)	23,070	22,020	45,791	45,172
(Subtract):
North America Subscription Revenue	(281,088)	(194,403)	(574,346)	(408,409)
North America Advertising Revenue	(22,820)	(21,717)	(45,335)	(44,487)
Total	8,156	5,843	15,979	11,387
Divide:
Average Subscribers (ROW)	393,601	326,162	395,277	284,265
Months in Period	3	3	6	6
ROW Monthly Average Revenue per User (ROW ARPU)	$6.91	$5.97	$6.74	$6.68

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of June 30, 2023, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.
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
We raised $389.4 million, net of offering expenses, through the sale of 3.25% senior convertible notes in February 2021. We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “2021 Form S-3”), pursuant to which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. We also have an additional effective shelf registration statement on Form S-3 (No 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate.
On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3.
During the six months ended June 30, 2023, we sold 81,694,729 shares of our common stock under the 2021 Form S-3 and the ATM Program, resulting in net proceeds of approximately $116.9 million, after deducting agent commissions and issuance costs. As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $299.7 million.
As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we incurred immaterial charges for certain wind-down costs and severance and other employee-related expenses. We may incur other cash charges, the amount and timing of which cannot be estimated at this time.
Based on our current outlook, we have no plans to conduct further sales under our ATM program. However, we may seek additional capital in the future under our ATM program or otherwise in the event we engage in repurchases of our debt or equity securities.
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
Cash Flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Continuing operations:
Net cash used in operating activities	$(148,067)	$(202,629)
Net cash used in investing activities	(8,671)	(102,911)
Net cash provided by financing activities	114,400	224,401
Discontinued operations:
Net cash used in operating activities	(1,232)	(14,369)
Net cash used in investing activities	—	(4,255)
Net decrease in cash, cash equivalents and restricted cash	$(43,570)	$(99,763)
Continuing operations:
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $148.1 million, which primarily consisted of our net loss of $137.6 million, adjusted for non-cash movements of $47.2 million. The non-cash movements primarily include $17.8 million of depreciation and amortization primarily related to intangible assets, $26.7 million of stock-based compensation, $1.3 million of amortization of debt discount and $1.4 million of amortization of right of use assets. Change in operating assets and liabilities resulted in cash outflows of approximately $57.7 million primarily due to an increase in accounts receivable, prepaid expenses and other current and long-term assets of $10.0 million, a decrease in prepaid sports rights of $1.1 million, a decrease in accounts payable and accrued expenses and other current and long-term liabilities of $43.6 million and a decrease in deferred revenue of $4.7 million.
For the six months ended June 30, 2022, net cash used in operating activities was $202.6 million, which primarily consisted of our net loss of $223.3 million, adjusted for non-cash movements of $54.6 million. The non-cash movements included $19.8 million of depreciation and amortization expenses primarily related to intangible assets, $30.3 million of stock-based compensation, $1.2 million of amortization of debt discount and $1.7 million of change in fair value warrant liabilities partially offset by $0.8 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $33.9 million, primarily due to a decrease in accounts receivable and prepaid expenses and other current and long-term assets of $16.1 million, an increase in prepaid sports rights of $38.7 million, a net decrease in accounts payable, accrued expenses and other current and long-term liabilities of $9.4 million due to timing of payments and an decrease in deferred revenue of $2.0 million.

Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $8.7 million, which consisted of capitalization of internally generated software of $8.4 million and $0.3 million of capital expenditures.
For the six months ended June 30, 2022, net cash used in investing activities was $102.9 million, which primarily consisted of purchase of short-term investments of $100.0 million, capitalization of internally generated software of $1.9 million and $1.0 million of capital expenditures.
Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities was $114.4 million. The net cash provided is primarily related to $116.9 million of net proceeds received from the ATM Program. These proceeds were offset by a redemption of non-controlling interest of $2.1 million and repayments of $0.3 million of outstanding debt.
For the six months ended June 30, 2022, net cash provided by financing activities was $224.4 million. The net cash provided is primarily related to $220.2 million of net proceeds received from the ATM Program and $5.6 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $1.4 million of outstanding debt.
Discontinued operations:
Operating and Investing Activities
For the six months ended June 30, 2023, net cash used in operating and investing activities was $1.2 million due to the wind down of Fubo Sportsbook which was terminated in October 2022.
For the six months ended June 30, 2022, net cash used in operating and investing activities was $14.4 million and $4.3 million, respectively, due to the launch of Fubo Sportsbook.
Off-Balance Sheet Arrangements
As of June 30, 2023, there were no off-balance sheet arrangements.
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
Interest Rate Risk
As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $299.7 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of June 30, 2023, we had $410.2 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.7 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.6% and 2.5% of the consolidated amount for the three and six months ended June 30, 2023, respectively. We therefore have foreign currency risk with the euro and Canadian dollar, however, as of June 30, 2023, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not materially affect our revenue and operating income.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 12, 2021, Lead Plaintiff filed an Amended Class Action Complaint. Lead Plaintiff seeks to pursue this claim on behalf of himself as well as all other persons who purchased or otherwise acquired Company securities publicly traded on the New York Stock Exchange ("NYSE") between March 23, 2020 and January 4, 2021, inclusive, and who were allegedly damaged thereby.
The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants filed their reply in support of the motion to dismiss on December 9, 2021. On March 30, 2023, the Court granted the Class Action Defendants motion to dismiss without prejudice.
On May 22, 2023, Lead Plaintiff filed a Second Amended Class Action Complaint, which amended the class period to purchases or acquisitions between May 20, 2020 and January 4, 2021, inclusive. The Class Action Defendants filed their motion to dismiss the Second Amended Class Action Complaint on August 1, 2023. Lead Plaintiff’s opposition is due to be filed by September 14, 2023. The Class Action Defendants’ reply is due to be filed by October 5, 2023. The Company believes the claims alleged in both lawsuits are without merit and intends to vigorously defend these litigations.
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
We have incurred losses since inception. Our net loss on continuing operations for the six months ended June 30, 2023 was $137.6 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
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
Accordingly, given the seasonal nature of our business, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue is likely to continue, and any shortfall in expected revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. For example, the COVID-19 pandemic created significant volatility, uncertainty, and economic disruption and, in addition, mounting inflationary cost pressures and potential recession indicators have negatively impacted the global economy. If these factors continue, or worsen, our revenue may be materially impacted. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.
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
As of June 30, 2023, we had $410.2 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.7 million.

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
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including Fubo Sports Network and mobile games. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain subscribers. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk, which risks were heightened during COVID-19. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well-received by our current or potential subscribers, or could be damaging to our brand or business.
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
We may face risks associated with our use of certain artificial intelligence and machine learning models.
Our business utilizes artificial intelligence and machine learning technologies, including in connection with offering interactive functionality on our platform. In December 2021, we completed the acquisition of Edisn, an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. We are, and plan in the future, to evaluate the further investment in artificial intelligence and machine learning technologies, including potential utilization by our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect our ability to effectively use such technologies, and therefore our business.
Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase the burden and cost of research and development in this area. For example, in Europe, on April 21, 2021, the European Commission proposed a Regulation seeking to establish a comprehensive, risk-based governance framework for artificial intelligence in the EU market, including requirements around conformity assessments, human oversight, and security and accuracy, and proposing significant fines for breach. This proposed regulation is at an advanced stage of the legislative process, and is expected to have a material impact on the way artificial intelligence is regulated in the EU. The European Commission has also proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU. In addition to regulatory developments, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of artificial intelligence, particularly generative artificial intelligence. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors and regulatory developments, and together with developing guidance and/ or decisions in this area, could adversely affect our use of artificial intelligence and our ability to provide and to improve our services, our business, financial condition, and results of operations.
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
Our subscribers depend on our customer support organization to resolve any issues relating to our platform. A high level of support is critical for the successful marketing of our platform. The current shift to a remote work environment has created additional challenges in providing high-level support. If we do not effectively train, update and manage our customer support organization that assists our subscribers in using our platform, and if that support organization does not succeed in helping them quickly resolve any issues or provide effective ongoing support, it could adversely affect our ability to sell subscriptions to our platform and harm our reputation with potential new subscribers.
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
•global and regional macroeconomic conditions;
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)

2023 Employment Inducement Equity Incentive Plan

On August 7, 2023, the Board approved the adoption of the 2023 Employment Inducement Equity Incentive Plan (the “2023 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the NYSE Listed Company Manual. The 2023 Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan, as amended and restated, including with respect to treatment of equity awards in the event of a merger or “Change in Control” as defined under the 2023 Inducement Plan, but with such other terms and conditions intended to comply with the NYSE inducement award exception or to comply with the NYSE acquisition and merger exception. In accordance with Rule 303A.08 of the NYSE Listed Company Manual, awards under the 2023 Inducement Plan may only be made as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 303A.08 of the NYSE Listed Company Manual, in connection with a merger or acquisition. The Board has reserved an initial total of 3,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan.

The foregoing description of the 2023 Inducement Plan is not complete and is qualified in its entirety by reference to the full text of the 2023 Inducement Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Executive Severance Plan

Our Board and the Compensation Committee of our Board approved the adoption of the Company’s Executive Severance Plan (the “Executive Severance Plan”), effective as of August 7, 2023. The Executive Severance Plan will be administered by the Compensation Committee of the Board, which has designated the following executives as eligible to participate in the Executive Severance Plan, subject to their execution of a participation agreement: Alberto Horihuela Suarez, Chief Operating Officer; John Janedis, Chief Financial Officer; Michael Berkley, Chief Product Officer; and Gina DeGioia Sheldon, Chief Legal Officer. The Executive Severance Plan provides that if the employment of a participating executive is terminated by the Company without cause, or if participating executive resigns for good reason, the executive will be eligible to receive the following payments and benefits: (i) continued payment of the officer’s base salary for a period of twelve months; (ii) a lump sum payment of any unpaid annual bonus (if any) earned with respect to the prior, completed fiscal year, (iii) a lump sum payment equal to the executive’s target annual bonus for the year in which the termination occurs, prorated for the portion of the year the executive was employed prior to termination, and (iv) reimbursement for the cost of COBRA premiums for a period of twelve months.

The Executive Severance Plan provides that if the employment of participating executive is terminated by the Company without cause, or if a participating executive resigns for good reason, within 24 months following a change of control, then in lieu of the payments described above, the executive will be eligible to receive: (i) a lump sum payment equal to 1.5 times the sum of the officers base salary plus target annual bonus, (ii) a lump sum payment of any unpaid annual bonus (if any) earned with respect to the prior, completed fiscal year, (iii) a lump sum payment equal to the executive’s target annual bonus for the year in which the termination occurs, prorated for the portion of the year the executive was employed prior to termination, and (iv) reimbursement for the cost of COBRA premiums for a period of eighteen months and (v) accelerated vesting of all unvested equity or equity-based awards held by the executive that are time-vesting awards.

Any severance payments or benefits under the Executive Severance Plan will be subject to a Section 280G “best net” cutback in which such payments or benefits will be reduced only to the extent it results in a greater payment, net of taxes, to the participant.

All payments and benefits under the Executive Severance Plan are contingent upon the executive’s non-revocation of a release of claims in favor of the Company and continued compliance with restrictive covenants, including confidentiality, a 12 month post-termination employee nonsolicitation covenant and a nondisparagement covenant.

(b) None.

(c) On June 21, 2023, Alberto Horihuela Suarez, the Company's Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,100,000 shares of the Company’s common stock until December 31, 2025.

On June 21, 2023, John Janedis, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 108,934 shares of the Company’s common stock until June 21, 2024.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018

3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023					*
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021
10.1	fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan					*

10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (standard)					*
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (key employee)					*
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan					*
10.5	fuboTV Inc. 2020 Equity Incentive Plan, as amended and restated	8-K	001-39590	10.1	06/20/2023
10.6	Form of Performance Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended	8-K	001-39590	10.2	05/08/2023
10.7	Employment Agreement by and between fuboTV Inc. and David Gandler, dated May 4, 2023.	8-K	001-39590	10.1	05/08/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 7, 2023	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 7, 2023	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)