Form 10-Q
period 2023-09-30
fuboTV Inc. /FL
filed 2023-11-03
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 292,805,521 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$259,935	$337,087
Accounts receivable, net	62,092	43,996
Prepaid sports rights	39,331	37,668
Prepaid and other current assets	18,915	13,508
Assets of discontinued operations	813	4,643
Total current assets	381,086	436,902

Property and equipment, net	4,942	4,975
Restricted cash	6,138	6,139
Intangible assets, net	162,549	171,832
Goodwill	617,394	618,506
Right-of-use assets	36,614	35,888
Other non-current assets	11,750	3,532
Total assets	$1,220,473	$1,277,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,489	$66,952
Accrued expenses and other current liabilities	270,586	264,415
Notes payable	6,158	5,687
Deferred revenue	85,898	65,370
Long-term borrowings - current portion	1,652	1,986
Current portion of lease liabilities	4,999	1,763
Liabilities of discontinued operations	21,475	32,581
Total current liabilities	451,257	438,754

Convertible notes, net of discount	396,012	394,094
Deferred income taxes	280	765
Lease liabilities	39,353	39,266
Other long-term liabilities	135	1,565
Total liabilities	887,037	874,444

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable non-controlling interest	—	1,648

Shareholders’ equity:
Common stock par value $0.0001: 800,000,000 shares authorized; 292,778,171 and 209,684,548 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	29	21
Additional paid-in capital	2,121,742	1,972,006
Accumulated deficit	(1,775,452)	(1,558,088)
Non-controlling interest	(11,314)	(11,662)
Accumulated other comprehensive income (loss)	(1,569)	(595)
Total shareholders’ equity	$333,436	$401,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,220,473	$1,277,774
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Subscription	$289,623	$201,911	$879,492	$621,022
Advertising	30,592	22,714	76,383	67,886
Other	720	364	2,169	473
Total revenues	320,935	224,989	958,044	689,381
Operating expenses
Subscriber related expenses	286,068	214,466	858,399	679,027
Broadcasting and transmission	15,187	16,608	53,278	54,062
Sales and marketing	60,494	55,288	137,259	125,999
Technology and development	17,506	17,602	53,511	54,360
General and administrative	15,861	16,232	45,998	65,714
Depreciation and amortization	9,103	8,408	26,858	28,174
Total operating expenses	404,219	328,604	1,175,303	1,007,336
Operating loss	(83,284)	(103,615)	(217,259)	(317,955)

Other income (expense)
Interest expense, net of interest income	(480)	(2,562)	(2,192)	(9,674)
Amortization of debt discount	(650)	(625)	(1,918)	(1,844)
Change in fair value of warrant liabilities	—	—	—	(1,701)
Other income (expense)	(318)	608	(1,175)	895
Total other income (expense)	(1,448)	(2,579)	(5,285)	(12,324)

Loss from continuing operations before income taxes	(84,732)	(106,194)	(222,544)	(330,279)
Income tax benefit	247	392	482	1,150
Net loss from continuing operations	(84,485)	(105,802)	(222,062)	(329,129)

Discontinued operations
Income (loss) from discontinued operations before income taxes	669	(46,944)	4,672	(80,708)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	669	(46,944)	4,672	(80,708)

Net loss	(83,816)	(152,746)	(217,390)	(409,837)

Less: Net loss attributable to non-controlling interest	5	98	26	341
Net loss attributable to common shareholders	$(83,811)	$(152,648)	$(217,364)	$(409,496)

Other comprehensive income (loss)
Foreign currency translation adjustment	3,858	(8,720)	965	(11,779)
Comprehensive loss attributable to common shareholders	$(79,953)	$(161,368)	$(216,399)	$(421,275)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.29)	$(0.57)	$(0.82)	$(1.86)
Basic and diluted loss per share from discontinued operations	$—	$(0.25)	$0.02	$(0.46)
Basic and diluted loss per share	$(0.29)	$(0.82)	$(0.80)	$(2.32)
Weighted average shares outstanding:
Basic and diluted	292,693,961	186,750,504	270,078,947	176,503,992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	209,684,548	$21	$1,972,006	$(1,558,088)	$(11,662)	$(595)	$401,682
Issuance of common stock, net of offering costs	71,444,729	7	106,050	—	—	—	106,057
Exercise of stock options	28,663	—	46	—	—	—	46
Cancellation of escrow shares in connection with Edisn acquisition	(12,595)	—	(344)	—	—	—	(344)
Delivery of common stock underlying restricted stock units	454,462	—	—	—	—	—	—
Stock-based compensation	—	—	11,738	—	—	—	11,738
Molotov non-controlling interest	—	—	(864)	—	374	(9)	(499)
Foreign currency translation adjustment	—	—	—	—	—	2,756	2,756
Net loss attributable to non-controlling interest	—	—	—	—	(11)	—	(11)
Net loss attributable to common shareholders	—	—	—	(83,613)	—	—	(83,613)
Balance at March 31, 2023 (Unaudited)	281,599,807	$28	$2,088,632	$(1,641,701)	$(11,299)	$2,152	$437,812
Issuance of common stock, net of offering costs	10,250,000	1	10,854	—	—	—	10,855
Exercise of stock options	161,825	—	49	—	—	—	49
Delivery of common stock underlying restricted stock units	547,493	—	—	—	—	—	—
Stock-based compensation	—	—	11,211	—	—	—	11,211
Foreign currency translation adjustment	—	—	—	—	—	137	137
Net loss attributable to non-controlling interest	—	—	—	—	(10)	—	(10)
Net loss attributable to common shareholders	—	—	—	(49,940)	—	—	(49,940)
Balance at June 30, 2023 (Unaudited)	292,559,125	$29	$2,110,746	$(1,691,641)	$(11,309)	$2,289	$410,114
Issuance of common stock, net of offering costs	—	—	(9)	—	—	—	(9)
Exercise of stock options	82,547	—	164	—	—	—	164
Delivery of common stock underlying restricted stock units	136,499	—	—	—	—	—	—
Stock-based compensation	—	—	10,841	—	—	—	10,841
Foreign currency translation adjustment	—	—	—	—	—	(3,858)	(3,858)
Net loss attributable to non-controlling interest	—	—	—	—	(5)	—	(5)
Net loss attributable to common shareholders	—	—	—	(83,811)	—	—	(83,811)
Balance at September 30, 2023 (Unaudited)	292,778,171	$29	2,121,742	$(1,775,452)	$(11,314)	$(1,569)	$333,436
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$(11,220)	$172	$670,881
Issuance of common stock, net of offering costs	27,443,580	2	203,794	—	—	—	203,796
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(87,946)	12,682	—	—	(75,264)
Exercise of warrants	540,541	—	10,249	—	—	—	10,249
Exercise of stock options	349,847	—	443	—	—	—	443
Delivery of common stock underlying restricted stock units	392,326	—	—	—	—	—	—
Stock-based compensation	—	—	19,449	—	—	—	19,449
Foreign currency translation adjustment	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to non-controlling interest	—	—	—	—	(93)	—	(93)
Net loss attributable to common shareholders	—	—	—	(140,724)	—	—	(140,724)
Balance at March 31, 2022 (Unaudited)	182,677,189	$18	$1,837,195	$(1,137,335)	$(11,313)	$(2,043)	$686,522
Issuance of common stock, net of offering costs	2,400,000	1	16,391	—	—	—	16,392
Exercise of stock options	80,275	—	129	—	—	—	129
Delivery of common stock underlying restricted stock units	135,603	—	—	—	—	—	—
Stock-based compensation	—	—	14,209	—	—	—	14,209
Foreign currency translation adjustment	—	—	—	—	—	(844)	(844)
Net loss attributable to non-controlling interest	—	—	—	—	(150)	—	(150)
Net loss attributable to common shareholders	—	—	—	(116,124)	—	—	(116,124)
Balance at June 30, 2022 (Unaudited)	185,293,067	19	1,867,924	(1,253,459)	(11,463)	(2,887)	600,134
Issuance of common stock, net of offering costs	1,815,351	—	8,530	—	—	—	8,530
Exercise of stock options	134,900	—	177	—	—	—	177
Delivery of common stock underlying restricted stock units	100,213	—	—	—	—	—	—
Issuance of restricted stock	2,000,000	—	—	—	—	—	—
Stock-based compensation	—	—	12,643	—	—	—	12,643
Foreign currency translation adjustment	—	—	—	—	—	(8,720)	(8,720)
Net loss attributable to non-controlling interest	—	—	—	—	(98)	—	(98)
Net loss attributable to common shareholders	—	—	—	(152,648)	—	—	(152,648)
Balance at September 30, 2022 (Unaudited)	189,343,531	$19	1,889,274	$(1,406,107)	$(11,561)	$(11,607)	$460,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(217,390)	$(409,837)
Less: Income (Loss) from discontinued operations, net of tax	4,672	(80,708)
Net loss from continuing operations	(222,062)	(329,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,858	28,174
Gain on sale of assets	2	—
Stock-based compensation	39,451	42,540
Amortization of debt discount	1,918	1,844
Deferred income tax benefit	(485)	(1,150)
Change in fair value of warrant liabilities	—	1,701
Amortization of right-of-use assets	2,337	2,357
Other adjustments	480	1,571
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	(18,123)	(9,846)
Prepaid expenses and other assets	(14,173)	(858)
Prepaid sports rights	(1,125)	(32,334)
Accounts payable	(7,545)	18,476
Accrued expenses and other liabilities	605	(9,415)
Deferred revenue	20,543	14,448
Lease liabilities	(1,669)	953
Net cash used in operating activities - continuing operations	(172,988)	(270,668)
Net cash used in operating activities - discontinued operations	(2,569)	(25,149)
Net cash used in operating activities	(175,557)	(295,817)

Cash flows from investing activities
Purchase of short-term investments	—	(100,000)
Purchases of property and equipment	(375)	(1,031)
Sale of property and equipment	11	—
Capitalization of internal use software	(12,875)	(3,519)
Purchase of intangible assets	(2,899)	—
Net cash used in investing activities - continuing operations	(16,138)	(104,550)
Net cash used in investing activities - discontinued operations	—	(6,277)
Net cash used in investing activities	(16,138)	(110,827)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	116,890	228,960
Redemption of non-controlling interest	(2,147)	—
Vested restricted stock units settled for cash	(125)	—
Proceeds from exercise of stock options	259	749
Proceeds from the exercise of warrants	—	5,000
Repayments of notes payable and long-term borrowings	(335)	(1,472)
Net cash provided by financing activities - continuing operations	114,542	233,237
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	114,542	233,237

Net decrease in cash, cash equivalents and restricted cash	(77,153)	(173,407)
Cash, cash equivalents and restricted cash at beginning of period	343,226	376,080
Cash, cash equivalents and restricted cash at end of period	$266,073	$202,673

Supplemental disclosure of cash flows information:
Interest paid	$13,120	$13,469
Income taxes paid	$190	$—

Non-cash financing and investing activities:
Shares settled liability	$5,536	$994
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$—	$75,264
Cashless exercise of warrants	$—	$5,249
Accrued expenses - Issuance of common stock	$6	$292
Accounts payable - purchases property and equipment	$403	$—
Accounts payable - purchases of intangible assets	$693	$—
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
Unless the context otherwise requires, “Fubo,” “we,” “us,” “our,” and the “Company” refers to the Company and its subsidiaries on a consolidated basis.
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
The Company had cash and cash equivalents and restricted cash of $266.1 million (excluding discontinued operations), working capital deficit (excluding discontinued operations) of $49.5 million and an accumulated deficit of $1.8 billion as of September 30, 2023. The Company incurred a net loss from continuing operations of $84.5 million and $222.1 million for the three and nine months ended September 30, 2023, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
As discussed further in Note 12, during the nine months ended September 30, 2023, the Company received net proceeds of approximately $116.9 million (after deducting $2.7 million in commissions and expenses) from sales of 81,694,729 shares of its common stock, at a weighted average gross sales price of $1.46 per share pursuant to an at-the-market sales agreement with its sales agents.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents, including balances held in the Company’s money market accounts. Restricted cash primarily represents cash on deposit with financial institutions in support of a letter of credit outstanding in favor of the Company’s landlord for office space. The restricted cash balance has been excluded from the cash balance and is classified as restricted cash on the condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$259,935	$337,087
Restricted cash	6,138	6,139
Total cash, cash equivalents and restricted cash	$266,073	$343,226
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of September 30, 2023, the streaming business.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic loss per share:
Net loss from continuing operations	$(84,485)	$(105,802)	$(222,062)	$(329,129)
Less: net loss attributable to non-controlling interest	5	98	26	341
Net loss from continuing operations available to common shareholders	(84,480)	(105,704)	(222,036)	(328,788)
Net income (loss) from discontinued operations, net of tax	669	(46,944)	4,672	(80,708)
Net loss attributable to common shareholders	$(83,811)	$(152,648)	$(217,364)	$(409,496)

Shares used in computation:
Weighted-average common shares outstanding	292,693,961	186,750,504	270,078,947	176,503,992
Basic and diluted loss per share from continuing operations	$(0.29)	$(0.57)	$(0.82)	$(1.86)
Basic and diluted loss per share from discontinued operations	$—	$(0.25)	$0.02	$(0.46)
Basic and diluted loss per share	$(0.29)	$(0.82)	$(0.80)	$(2.32)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Warrants to purchase common stock	166,670	166,670
Stock options	19,103,190	15,655,673
Unvested restricted stock units	14,090,914	6,859,083
Convertible notes variable settlement feature	6,966,078	6,966,078
Total	40,326,852	29,647,504
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
Net income (loss) from Fubo Gaming's discontinued operations consists of the following for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Wagering	$—	$(176)	$—	$(659)
Total revenues	—	(176)	—	(659)
Operating expenses
Sales and marketing	—	2,687	(59)	8,951
Technology and development	—	2,527	17	8,117
General and administrative	196	5,757	942	15,949
Depreciation and amortization	158	113	158	328
Gain on extinguishment of liabilities	(1,030)	—	(5,770)	—
Impairment of goodwill, intangible assets, and other long-lived assets, net	7	35,454	40	46,136
Total operating expenses	(669)	46,538	(4,672)	79,481
Operating income (loss)	669	(46,714)	4,672	(80,140)

Other income (expense)
Interest expense and financing costs	—	(230)	—	(568)
Total other expense	—	(230)	—	(568)
Income (loss) from discontinued operations before income taxes	669	(46,944)	4,672	(80,708)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	669	(46,944)	4,672	(80,708)
During the three and nine months ended September 30, 2023, the Company recorded a $1.0 million and $5.8 million gain on extinguishment of certain liabilities, respectively. As of September 30, 2023, the balance sheet of discontinued operations consisted primarily of accounts payable, accrued expenses and other current liabilities of $21.4 million, primarily related to contract termination costs.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription	$289,623	$201,911	$879,492	$621,022
Advertising	30,592	22,714	76,383	67,886
Other	720	364	2,169	473
Total revenues	$320,935	$224,989	$958,044	$689,381
The following tables summarize subscription revenue and advertising revenue by region for the three and nine months ended September 30, 2023 and 2022 (in thousands):
Subscription

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States and Canada (North America)	$281,515	$196,298	$855,861	$604,707
Rest of world	8,108	5,613	23,631	16,315
Total subscription revenues	$289,623	$201,911	$879,492	$621,022
Advertising

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States and Canada (North America)	$30,307	$22,542	$75,642	$67,029
Rest of world	285	172	741	857
Total advertising revenues	$30,592	$22,714	$76,383	$67,886
Contract balances
There were no significant losses recognized related to any receivables arising from the Company’s contracts with customers for the nine months ended September 30, 2023 and 2022.
For the three and nine months ended September 30, 2023 and 2022, there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of September 30, 2023, and December 31, 2022, the Company’s contract liabilities totaled approximately $85.9 million and $65.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 – Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

	Useful Life (Years)	September 30, 2023	December 31, 2022
Furniture and fixtures	5	$523	$441
Computer equipment	3-5	3,918	2,922
Leasehold improvements	Term of lease	5,242	5,136
		9,683	8,499
Less: Accumulated depreciation		(4,741)	(3,524)
Total property and equipment, net		$4,942	$4,975

Depreciation expense totaled approximately $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense totaled approximately $1.1 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at September 30, 2023 and December 31, 2022 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	September 30, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.2	$32,357	$(31,633)	$724
Trade names	2 - 9	5.4	38,832	(15,436)	23,396
Capitalized Internal Use Software	3	2.4	21,362	(4,113)	17,249
Software and technology	3 - 9	5.4	195,256	(74,076)	121,180
Total			$287,807	$(125,258)	$162,549

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$32,433	$(28,421)	$4,012
Trade names	2 - 9	6.2	38,837	(12,018)	26,819
Capitalized Internal Use Software	3	2.4	8,487	(1,757)	6,730
Software and technology	3 - 9	6.1	191,735	(57,464)	134,271
Total			$271,492	$(99,660)	$171,832

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $8.8 million and $8.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $25.8 million and $27.2 million for the nine months ended September 30, 2023 and 2022, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2023	$9,278
2024	33,918
2025	32,100
2026	29,716
2027	26,460
Thereafter	31,077
Total	$162,549
Goodwill
The following table is a summary of the changes to goodwill for the nine months ended September 30, 2023 (in thousands):

Balance - December 31, 2022	$618,506
Foreign currency translation adjustment	(1,112)
Balance - September 30, 2023	$617,394
As of September 30, 2023, goodwill includes an accumulated impairment charge of $148.1 million.
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	September 30, 2023	December 31, 2022
Affiliate fees	$205,833	$218,367
Broadcasting and transmission	12,511	15,732
Selling and marketing	32,493	26,907
Accrued compensation	14,569	9,838
Legal and professional fees	3,661	3,712
Sales tax	40,027	37,934
Accrued interest	1,426	4,773
Subscriber related	1,681	3,101
Shares settled liability	8,396	2,860
Other	10,613	9,708
Total	$331,210	$332,932

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax benefit	247	392	482	1,150
Effective tax rate	0.29%	0.37%	0.22%	0.35%
The Company’s effective tax rates on continuing operations were lower than the U.S. statutory rate of 21% primarily due to a valuation allowance recorded against the Company’s deferred tax assets in these periods.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years, as a significant piece of negative evidence to overcome. At September 30, 2023 and December 31, 2022, the Company continued to maintain that a portion of its deferred tax assets do not meet the more likely than not realization threshold. Therefore, the Company continued to maintain a valuation allowance against such assets.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	September 30, 2023
2026 Convertible Notes	3.25%	$402,500	$—	$(6,488)	$396,012
Note payable	10.0%	2,700	3,420	—	6,120
Bpi France	2.25%	1,652	—	—	1,652
Other	4.0%	30	8	—	38
		$406,882	$3,428	$(6,488)	$403,822

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(8,406)	$394,094
Note payable	10.0%	2,700	2,950	—	$5,650
Bpi France	2.25%	1,986	—	—	$1,986
Other	4.0%	30	7	—	37
		$407,216	$2,957	$(8,406)	$401,767

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
During the three and nine months ended September 30, 2023, the Company paid approximately $6.5 million and $13.1 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.7 million and $1.9 million, respectively, included in amortization of debt discount in the condensed consolidated statements of operations and comprehensive loss.
During the three and nine months ended September 30, 2022, the Company paid approximately $6.9 million and $13.4 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million and $1.8 million, respectively, included in amortization of debt discount in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2026 Convertible Notes was $266.7 million and $183.1 million as of September 30, 2023 and December 31, 2022, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.1 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. On June 6, 2022, Cam Digital, LLC filed a lawsuit against Pulse Evolution Corporation (“Pulse Evolution”), a subsidiary of EAI, seeking payment of principal and interest under the Cam Digital Note from Pulse Evolution. The outstanding balance as of September 30, 2023, including interest and penalties, is $6.1 million and is included in notes payable on the accompanying condensed consolidated balance sheet.
BPi France
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. As of September 30, 2023 and December 31, 2022, the Company made principal payments of $0.4 million and $1.7 million, respectively. As of September 30, 2023, the principal balance totaled approximately $1.7 million and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of September 30, 2023, the principal balance and accrued interest totaled approximately $38,000 and is included in notes payable on the accompanying condensed consolidated balance sheet.
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	Fair value measured at September 30, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$204,972	$—	$—	$204,972
Total financial assets at fair value	$204,972	$—	$—	$204,972

	Fair value measured at December 31, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$50,010	$—	$—	$50,010
Total financial assets at fair value	$50,010	$—	$—	$50,010
There were no liabilities from continuing operations measured at fair value as of September 30, 2023 and December 31, 2022.

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
During the nine months ended September 30, 2023, the Company received net proceeds of approximately $116.9 million (after deducting $2.7 million in commissions and expenses) from sales of 81,694,729 shares of its common stock, at a weighted average gross sales price of $1.46 per share pursuant to the Sales Agreement. As of September 30, 2023, there was $156.3 million shares of common stock remaining available for sale under the Sales Agreement.
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
In connection with the Framework Agreement, as consideration for Maximum Effort’s participation in the collaboration, the Company entered into a Restricted Stock Award Agreement dated August 12, 2022 (the “RSA Agreement”) pursuant to which it has agreed to issue to MEP FTV (i) 2,000,000 shares of restricted common stock of the Company within 10 business days after the Effective Date (“First Closing Date”) (“Tranche 1”); (ii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the first anniversary of the Effective Date, within 10 business days after the first anniversary of the Effective Date (“Second Closing Date”) (“Tranche 2”), which the parties have since agreed will be issued in the fourth quarter of 2023; and (iii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the second anniversary of the Effective Date, within 10 business days after the second anniversary of the Effective Date (“Third Closing Date”) (“Tranche 3”) (collectively, the “Shares”). The Shares will be subject to transfer restrictions until various time- and performance-based milestones are met, and, during this restricted period, will be subject to potential forfeiture if the Framework Agreement is terminated under certain conditions. The parties agree that 80% of the equity grant shall be allocated as consideration for the Projects and 20% of the equity grant shall be allocated as consideration for the Network.
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
A summary of the Company’s outstanding warrants as of September 30, 2023, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	166,670	$17.40	$—	9.6
Outstanding as of September 30, 2023	166,670	$17.40	$—	8.8
During the three and nine months ended September 30, 2023 the Company recognized $0.1 million and $0.2 million of stock-based compensation, respectively, and as of September 30, 2023, the unrecognized stock-based compensation totaled $0.1 million.
Stock-based Compensation
During the three and nine months ended September 30, 2023 and 2022 the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscriber related	$38	$15	$147	$91
Sales and marketing	5,915	5,429	18,578	18,497
Technology and development	2,901	2,351	8,923	7,461
General and administrative	3,853	4,454	11,803	16,491
	$12,707	$12,249	$39,451	$42,540
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
On August 7, 2023, the Board approved the adoption of the 2023 Employment Inducement Equity Incentive Plan (the “2023 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The aggregate number of shares of common stock available for issuance under the 2023 Inducement Plan is 3,000,000. The 2023 Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment.
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
Stock Options
A summary of stock option activity for the nine months ended September 30, 2023 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	10,243,772	$6.43	$1,956	6.0
Granted	636,298	$2.02
Exercised	(273,035)	$0.95
Forfeited or expired	(57,142)	$10.61
Outstanding as of September 30, 2023	10,549,893	$6.28	$4,659	5.7

Options vested and exercisable as of September 30, 2023	8,877,936	$6.34	$4,246	5.7
During the nine months ended September 30, 2023, the Company granted 636,298 options to purchase shares of its common stock to the Company's Chief Executive Officer ("CEO"). The options have a fair value of approximately $0.8 million with an exercise price of $2.02 per share, vest in four equal annual installments, with the first installment vesting on February 20, 2024, and expiring on May 8, 2033.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted during the three and nine months ended September 30, 2022.
The following was used in determining the fair value of stock options granted during the nine months ended September 30, 2023:

Dividend yield	—%
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6.0 years
As of September 30, 2023, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $4.5 million to be recognized over a period of 1.1 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the nine months ended September 30, 2023 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	4,453,297	$12.75	$—	4.7
Outstanding as of September 30, 2023	4,453,297	$12.75	$—	3.9

Options vested and exercisable as of September 30, 2023	3,994,964	$11.96	$—	3.8
There were no market and service-based options granted during the nine months ended September 30, 2023 and 2022.
As of September 30, 2023, there was $1.4 million of unrecognized stock-based compensation expense for market and service-based stock options.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On April 20, 2023, the Company entered into the first amendment to the performance-based stock options described above that were awarded to its CEO. The amendment did not adjust the total number of options granted (4,100,000 options), the exercise price of $10.00 per share or the expiration date of October 7, 2030. Under the terms of the amendment, the original vesting conditions were modified with respect to the 3,280,000 performance-based stock options that remained unvested. The modified vesting of the stock options is based upon the achievement of certain performance metrics (the "Performance Criteria") during the period January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested options (measured at target performance) will vest on February 20, 2026 (or the date of an earlier termination of employment without cause or for good reason (a "Qualifying Termination") following the change in control), provided the CEO continues to provide services through such date. In the event of the CEO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested options (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested options, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the modification of the 3,280,000 unvested options will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. There is no accounting impact on the fully vested 820,000 shares as a result of the amendment. The fair value of the options as of the amendment date totaled $1.2 million, and during the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively.
Modification of Options
During the nine months ended September 30, 2022, the Board approved the acceleration of vesting and extended the post-termination exercisability of certain employee stock options. The Company reported $1.9 million of expense during the nine months ended September 30, 2022 as a result of the accelerated vesting of stock options. Modifications during the nine months ended September 30, 2023 were immaterial.
Service-based Restricted Stock Awards
Framework Agreement - Project Restricted Stock Awards
In connection with the Framework Agreement, stock-based compensation cost for Project restricted stock awards (the "Project RSAs") totaling approximately $23.0 million is measured as the fair value of the 1,600,000 shares issued for the first tranche issued on August 12, 2022, $7.0 million, plus the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2023, and the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2024. Compensation cost will be recognized on a straight-line basis over the term of the three-year service period as if the Company paid cash for the services. The second two tranches are liability classified because they are a fixed monetary amount, settleable in shares. As compensation cost is recognized for these tranches, a corresponding credit to shares settled liabilities will be recorded and reclassified to equity upon issuance of the related shares.
In connection with the Project RSAs, during the three and nine months ended September 30, 2023, the Company recognized stock-based compensation of $1.9 million and $5.8 million, respectively. As of September 30, 2023, the unrecognized stock-based compensation totaled $14.2 million, and $6.1 million of shares settled liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Performance-based Restricted Stock Awards
Framework Agreement - Network Restricted Stock Awards
The restricted stock awards allocated as consideration for the Network (“Network RSAs”) are performance-based RSAs. The performance condition consisted of creating a new television channel with unique content, features and functionality. Compensation cost was measured on the grant date for shares that vest based upon the achievement of the performance condition are recognized when probable over the requisite service period, that is the implicit service period over which the performance conditions are probable of achievement.
Stock-based compensation cost for the Network RSAs totaling approximately $5.7 million is measured as the fair value of the 400,000 shares issued for the first tranche issued on August 12, 2022, $1.7 million, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2023, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2024. The Network RSAs were subject to forfeiture until launch of the Network which occurred in June 2023. The Company will recognize the total fair value of $5.7 million ratably over the two-year period.
In connection with the Network RSAs, during the three and nine months ended September 30, 2023 the Company recognized stock-based compensation of $0.7 million and $2.2 million, respectively. As of September 30, 2023, the unrecognized stock-based compensation totaled $2.4 million, and $2.3 million of shares settled liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	13,055,629	$5.25
Granted	3,442,228	$2.18
Vested	(927,680)	$8.37
Forfeited or expired	(2,960,275)	$3.58
Unvested at September 30, 2023	12,609,902	$4.57
During the nine months ended September 30, 2023, the Company granted 3,442,228 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $7.5 million. As of September 30, 2023, the unrecognized stock-based compensation related to restricted stock units totaled $45.6 million, had an aggregate intrinsic value of approximately $33.7 million, and a weighted average remaining contractual term of 2.5 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit activity during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	1,520,000	$33.87
Granted	241,012	$2.20
Vested	(186,667)	$33.87
Forfeited	(93,333)	$33.87
Unvested at September 30, 2023	1,481,012	$28.72
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
During the nine months ended September 30, 2023, the Company issued 186,667 shares of its common stock in connection with the vesting of PRSUs. During the three and nine months ended September 30, 2023 the Company recognized stock-based compensation of $2.5 million and $8.2 million, respectively. During the three and nine months ended September 30, 2022 the Company recognized stock-based compensation of $3.4 million and $14.4 million, respectively. As of September 30, 2023 , the unrecognized stock-based compensation related to PRSUs totaled $33.3 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$1,730	$1,432	$4,699	$4,298
Other lease cost	52	85	210	230
Operating lease expense	1,782	1,517	4,909	4,528
Short-term lease rent expense	—	38	132	141
Total rent expense	$1,782	$1,555	$5,041	$4,669
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flows from operating leases	$1,691	$446	$2,233	$542
Right of use assets exchanged for operating lease liabilities	$—	$—	$3,062	$4,312
Weighted average remaining lease term - operating leases	10.0	11.2	10.0	11.2
Weighted average remaining discount rate - operating leases	7.9%	7.3%	7.9%	7.3%
As of September 30, 2023, future minimum payments for the operating leases are as follows (in thousands):

Three Months Ended December 31, 2023	$1,978
Year Ended December 31, 2024	8,370
Year Ended December 31, 2025	7,764
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Thereafter	36,141
Total	65,075
Less present value discount	(20,723)
Operating lease liabilities	$44,352

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

2023	$800
2024	3,225
2025	3,275
2026	3,325
2027	3,425
Thereafter	16,250
Total	$30,300
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

2023	$13,062
2024	26,065
2025	13,748
2026	13,748
2027	13,748
Thereafter	4,583
Total	$84,954
During the nine months ended September 30, 2023, the Company made upfront payments totaling approximately $27.4 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheet.
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
On May 22, 2023, Lead Plaintiff filed a Second Amended Class Action Complaint, which amended the class period to purchases or acquisitions between May 20, 2020 and January 4, 2021, inclusive. The Class Action Defendants filed their motion to dismiss the Second Amended Class Action Complaint on August 1, 2023. Lead Plaintiff filed his opposition on September 14, 2023. The Class Action Defendants filed their reply on October 5, 2023.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes the claims alleged in both lawsuits are without merit and intends to vigorously defend these litigations.
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes certain of DISH's patents by streaming video through a fuboTV Media application.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On September 25, 2023, DISH filed an Unopposed Motion and Order for Extension of Time, requesting that the court extend fuboTV Media’s deadline to answer, move, or otherwise respond to the complaint filed by DISH in this action by an additional 45 days. The court granted this request, extending fuboTV Media’s deadline to answer, move, or otherwise respond to the complaint through and including November 13, 2023. On November 2, 2023, the parties filed a stipulation and proposed order to extend the time for fuboTV to answer, move or otherwise respond to DISH’s complaint until November 30, 2023. The Court entered this order on November 3, 2023.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

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
Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims seeking to hold the Company responsible for Fubo Gaming’s contractual obligations (on contractual guaranty and other bases). At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to any such matters, including the Dynamo matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

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
Overview
We are a sports-first, cable TV replacement product, offering subscribers access to tens of thousands of live sporting events annually, as well as leading news and entertainment content, both live and on demand. Fubo allows customers to access content through streaming devices and on Smart TVs, mobile phones, tablets, and computers.
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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Subscription	$289,623	$201,911	$879,492	$621,022
Advertising	30,592	22,714	76,383	67,886
Other	720	364	2,169	473
Total revenues	320,935	224,989	958,044	689,381
Operating expenses
Subscriber related expenses	286,068	214,466	858,399	679,027
Broadcasting and transmission	15,187	16,608	53,278	54,062
Sales and marketing	60,494	55,288	137,259	125,999
Technology and development	17,506	17,602	53,511	54,360
General and administrative	15,861	16,232	45,998	65,714
Depreciation and amortization	9,103	8,408	26,858	28,174
Total operating expenses	404,219	328,604	1,175,303	1,007,336
Operating loss	(83,284)	(103,615)	(217,259)	(317,955)

Other income (expense)
Interest expense, net of interest income	(480)	(2,562)	(2,192)	(9,674)
Amortization of debt discount	(650)	(625)	(1,918)	(1,844)
Change in fair value of warrant liabilities	—	—	—	(1,701)
Other income (expense)	(318)	608	(1,175)	895
Total other income (expense)	(1,448)	(2,579)	(5,285)	(12,324)

Loss from continuing operations before income taxes	(84,732)	(106,194)	(222,544)	(330,279)
Income tax benefit	247	392	482	1,150
Net loss from continuing operations	$(84,485)	$(105,802)	$(222,062)	$(329,129)

Discontinued operations
Income (loss) from discontinued operations before income taxes	669	(46,944)	4,672	(80,708)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	669	(46,944)	4,672	(80,708)

Net loss	(83,816)	(152,746)	(217,390)	(409,837)

Revenue
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized revenues of $320.9 million compared to $225.0 million during the three months ended September 30, 2022. The increase of $95.9 million is primarily due to an increase in subscription revenue of $87.7 million, comprising $51.2 million from increases in our subscriber base and $36.5 million from increases in subscription package prices and attachments sold. Advertising revenue increased $7.9 million primarily due to an increase in the number of impressions sold partially offset by a decrease in Cost Per Thousands ("CPMs").
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized revenues of $958.0 million compared to $689.4 million during the nine months ended September 30, 2022. The increase of $268.7 million is primarily due to an increase in subscription revenue of $258.5 million, comprising $165.8 million from increases in our subscriber base and $92.9 million from increases in subscription package prices and attachments sold. Advertising revenue increased $8.5 million primarily due to an increase in CPMs partially offset by a decrease the number of impressions sold.
Subscriber related expenses
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized subscriber related expenses of $286.1 million compared to $214.5 million during the three months ended September 30, 2022. The increase of $71.6 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized subscriber related expenses of $858.4 million compared to $679.0 million during the nine months ended September 30, 2022. The increase of $179.4 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized broadcasting and transmission expenses of $15.2 million compared to $16.6 million during the three months ended September 30, 2022. The decrease of $1.4 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized broadcasting and transmission expenses of $53.3 million compared to $54.1 million during the nine months ended September 30, 2022. The decrease of $0.8 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.

Sales and marketing
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized sales and marketing expenses of $60.5 million compared to $55.3 million during the three months ended September 30, 2022. The increase of $5.2 million was primarily due to a $3.9 million increase in marketing expense to acquire new customers and a $1.3 million increase in payroll expense.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized sales and marketing expenses of $137.3 million compared to $126.0 million during the nine months ended September 30, 2022. The increase of $11.3 million was primarily due to a $7.5 million increase in marketing expense to acquire new customers and a $4.0 million increase in payroll expense.
Technology and development
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized technology and development expenses of $17.5 million, and was flat compared to $17.6 million during the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized technology and development expenses of $53.5 million compared to $54.4 million during the nine months ended September 30, 2022. The decrease of $0.8 million was primarily due to a $2.4 million decrease in payroll expense partially offset by an increase of $1.6 million in software costs and $0.7 million increase in stock-based compensation.
General and Administrative
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, general and administrative expenses totaled $15.9 million compared to $16.2 million for the three months ended September 30, 2022. The decrease of $0.4 million was primarily due to a $1.8 million decrease in payroll expense, $0.6 million decrease in stock-based compensation and $0.5 million decrease in professional fees partially offset by the absence of a favorable adjustment of $2.6 million recorded during the three months ended September 30, 2022 related to the settlement of a sales tax reserve.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, general and administrative expenses totaled $46.0 million compared to $65.7 million during the nine months ended September 30, 2022. The decrease of $19.7 million was primarily due to a $4.5 million decrease in sales tax expense, $7.3 million decrease in payroll expense, $4.7 million decrease in stock-based compensation and $3.3 million decrease in professional fees.
Depreciation and amortization
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized depreciation and amortization expenses of $9.1 million compared to $8.4 million during the three months ended September 30, 2022. The increase of $0.7 million was primarily due to amortization on capitalized internal use software.

Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized depreciation and amortization expenses of $26.9 million compared to $28.2 million during the nine months ended September 30, 2022. The decrease of $1.3 million was primarily due to the full amortization of certain intangible assets in prior periods offset by an increase in the amortization on capitalized internal use software.
Other Income (Expense)
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized $1.4 million of other expense, net, compared to $2.6 million of other expense, net during the three months ended September 30, 2022. The decrease of $1.1 million was primarily due to an increase in interest income from interest-bearing deposits.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized $5.3 million of other expense, net compared to $12.3 million of other expense, net during the nine months ended September 30, 2022. The decrease of $7.0 million was primarily due to an increase in interest income from interest-bearing deposits.
Income tax benefit
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized an income tax benefit of $0.2 million compared to $0.4 million during the three months ended September 30, 2022. The decrease of $0.2 million was primarily due to an increase in the valuation allowance related to our deferred tax assets.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized an income tax benefit of $0.5 million compared to $1.2 million during the nine months ended September 30, 2022. The decrease of $0.7 million was primarily due to an increase in the valuation allowance related to our deferred tax assets.
Income (loss) from discontinued operations, net of tax
Three Months Ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we recognized income from discontinued operations of $0.7 million compared to a loss from discontinued operations of $46.9 million during the three months ended September 30, 2022. The decrease of $47.6 million is primarily due to the discontinuance of the wagering business in October 2022, including a $35.6 million write-off of intangible assets and other non-current assets associated with the wagering business recorded during the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we recognized income from discontinued operations of $4.7 million compared to a loss of $80.7 million during the nine months ended September 30, 2022. The decrease of $85.4 million is primarily due to the discontinuance of the wagering business in October 2022 offset in part by a gain on the settlement of certain liabilities of the wagering business.

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
We had 1.5 million and 1.2 million paid subscribers in the United States and Canada ("North America" or "NA") as of September 30, 2023 and 2022, respectively, and 0.4 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of September 30, 2023 and 2022, respectively.
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
Our NA ARPU was $83.51 and $71.51 for the three months ended September 30, 2023 and 2022, respectively, and our ROW ARPU was $6.98 and $5.47 for the three months ended September 30, 2023 and 2022, respectively.
Our NA ARPU was $80.54 and $71.72 for the nine months ended September 30, 2023 and 2022, respectively, and our ROW ARPU was $6.82 and $6.17 for the three months ended September 30, 2023 and 2022, respectively.

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
Our Gross Profit was $19.7 million and $(6.1) million for the three months ended September 30, 2023 and 2022, respectively. Our Gross Margin was 6.1% and (2.7)% for the same periods, respectively.
Our Gross Profit was $46.4 million and $(43.7) million for the nine months ended September 30, 2023 and 2022, respectively. Our Gross Margin was 4.8% and (6.3)% for the same periods, respectively.
The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$289,623	$201,911	$879,492	$621,022
Advertising Revenue (GAAP)	30,592	22,714	76,383	67,886
(Subtract):
ROW Subscription Revenue	(8,108)	(5,613)	(23,631)	(16,315)
ROW Advertising Revenue	(285)	(172)	(741)	(857)
Total	311,822	218,840	931,503	671,736
Divide:
Average Subscribers (North America)	1,244,579	1,020,045	1,285,064	1,040,697
Months in Period	3	3	9	9
North America Monthly Average Revenue per User (NA ARPU)	$83.51	$71.51	$80.54	$71.72
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$289,623	$201,911	$879,492	$621,022
Advertising Revenue (GAAP)	30,592	22,714	76,383	67,886
(Subtract):
North America Subscription Revenue	(281,515)	(196,298)	(855,861)	(604,707)
North America Advertising Revenue	(30,307)	(22,542)	(75,642)	(67,029)
Total	8,393	5,785	24,372	17,172
Divide:
Average Subscribers (ROW)	400,806	352,722	397,119	309,350
Months in Period	3	3	9	9
ROW Monthly Average Revenue per User (ROW ARPU)	$6.98	$5.47	$6.82	$6.17

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of September 30, 2023, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.
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
During the nine months ended September 30, 2023, we sold 81,694,729 shares of our common stock under the 2021 Form S-3 and the ATM Program, resulting in net proceeds of approximately $116.9 million, after deducting agent commissions and issuance costs. As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $266.1 million.
As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we incurred immaterial charges for certain wind-down costs and severance and other employee-related expenses. We may incur other cash charges, the amount and timing of which cannot be estimated at this time.
Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. Subject to market conditions, we also may opportunistically choose to raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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
Cash Flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Continuing operations:
Net cash used in operating activities	$(172,988)	$(270,668)
Net cash used in investing activities	(16,138)	(104,550)
Net cash provided by financing activities	114,542	233,237
Discontinued operations:
Net cash used in operating activities	(2,569)	(25,149)
Net cash used in investing activities	—	(6,277)
Net decrease in cash, cash equivalents and restricted cash	$(77,153)	$(173,407)
Continuing operations:
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $173.0 million, which primarily consisted of our net loss of $222.1 million, adjusted for non-cash movements of $70.6 million. The non-cash movements primarily include $26.9 million of depreciation and amortization primarily related to intangible assets, $39.5 million of stock-based compensation, $1.9 million of amortization of debt discount and $2.3 million of amortization of right of use assets. Change in operating assets and liabilities resulted in cash outflows of approximately $21.5 million primarily due to an increase in accounts receivable, prepaid expenses and other current and long-term assets of $32.3 million, an increase in prepaid sports rights of $1.1 million, a decrease in accounts payable and accrued expenses and other current and long-term liabilities of $6.9 million and an increase in deferred revenue of $20.5 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $270.7 million, which primarily consisted of our net loss of $329.1 million, adjusted for non-cash movements of $77.0 million. The non-cash movements included $28.2 million of depreciation and amortization expenses primarily related to intangible assets, $42.5 million of stock-based compensation, $1.8 million of amortization of debt discount, $2.4 million of amortization of right of use assets and $1.7 million of change in fair value warrant liabilities partially offset by $1.2 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash outflows of approximately $18.6 million, primarily due to an increase in accounts receivable and prepaid expenses and other current and long-term assets of $10.7 million, an increase in prepaid sports rights of $32.3 million, a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $10.0 million due to timing of payments and an increase in deferred revenue of $14.4 million.

Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $16.1 million, which consisted of capitalization of internally generated software of $12.9 million, purchase of software licenses of $2.9 million and $0.4 million of capital expenditures.
For the nine months ended September 30, 2022, net cash used in investing activities was $104.6 million, which primarily consisted of purchase of short-term investments of $100.0 million, capitalization of internally generated software of $3.5 million and $1.0 million of capital expenditures.
Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $114.5 million. The net cash provided is primarily related to $116.9 million of net proceeds received from the ATM Program. These proceeds were offset by a redemption of non-controlling interest of $2.1 million and repayments of $0.3 million of outstanding debt.
For the nine months ended September 30, 2022, net cash provided by financing activities was $233.2 million. The net cash provided is primarily related to $229.0 million of net proceeds received from the ATM Program and $5.7 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $1.5 million of outstanding debt.
Discontinued operations:
Operating and Investing Activities
For the nine months ended September 30, 2023, net cash used in operating and investing activities was $2.6 million due to the wind down of Fubo Sportsbook which was terminated in October 2022.
For the nine months ended September 30, 2022, net cash used in operating and investing activities was $25.1 million and $6.3 million, respectively, due to the launch of Fubo Sportsbook.
Off-Balance Sheet Arrangements
As of September 30, 2023, there were no off-balance sheet arrangements.
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
Interest Rate Risk
As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $266.1 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of September 30, 2023, we had $410.3 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.8 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.6% and 2.5% of the consolidated amount for the three and nine months ended September 30, 2023, respectively. We therefore have foreign currency risk with the euro and Canadian dollar, however, as of September 30, 2023, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not materially affect our revenue and operating income.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 22, 2023, Lead Plaintiff filed a Second Amended Class Action Complaint, which amended the class period to purchases or acquisitions between May 20, 2020 and January 4, 2021, inclusive. The Class Action Defendants filed their motion to dismiss the Second Amended Class Action Complaint on August 1, 2023. Lead Plaintiff filed his opposition on September 14, 2023. The Class Action Defendants’ filed their reply on October 5, 2023. The Company believes the claims alleged in both lawsuits are without merit and intends to vigorously defend these litigations.

DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)

On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes certain of DISH's patents by streaming video through a fuboTV Media application.

On September 25, 2023, DISH filed an Unopposed Motion and Order for Extension of Time, requesting that the court extend fuboTV Media’s deadline to answer, move, or otherwise respond to the complaint filed by DISH in this action by an additional 45 days. The court granted this request, extending fuboTV Media’s deadline to answer, move, or otherwise respond to the complaint through and including November 13, 2023. On November 2, 2023, the parties filed a stipulation and proposed order to extend the time for fuboTV to answer, move or otherwise respond to DISH’s complaint until November 30, 2023. The Court entered this order on November 3, 2023. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
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
Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims seeking to hold the Company responsible for Fubo Gaming’s contractual obligations (on contractual guaranty and other bases). The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

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
We have incurred losses since inception. Our net loss on continuing operations for the nine months ended September 30, 2023 was $222.1 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
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
As of September 30, 2023, we had $410.3 million of outstanding indebtedness on a consolidated basis which included $402.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.8 million.

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
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may need or desire to repay, refinance or restructure our existing indebtedness, including prior to its maturity, in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements.
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
Laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber or third-party generated content, including defamatory content. Specifically, in the United States, Section 230 of the Communications Act of 1934, as amended by the Communications Decency Act (“Section 230”), limits the liability of providers of interactive computer services with respect to claims arising from content generated by a subscriber or third party. The scope of liability protection available to interactive computer service providers under Section 230 has been well-established through case law. On a regular basis, however, parties in litigation seek to limit the scope of immunity under Section 230, and government officials and others propose to eliminate or reduce existing liability protections under Section 230 via legislation. This year, the U.S. Supreme Court was presented with the opportunity to address the scope of protection available to interactive computer service providers under Section 230 in circumstances where such providers recommend content to users. The Court ultimately declined to rule on this issue, however, thereby leaving intact the current scope of protection to which interactive computer service providers are entitled under Section 230. Any future changes to the scope of liability protection available to providers of interactive computer services could affect our ability to claim protection under Section 230.

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
From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances, business practices or other strategic decisions. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. The securities class action litigations described above remain pending; however, the derivative lawsuits were dismissed with prejudice in June 2021. Further, following the dissolution of Fubo Gaming in October 2022, we have received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is responsible for Fubo Gaming’s debts, such as by matter of law or through guaranty of Fubo Gaming’s obligations under applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC) filed Demands for Arbitration with the American Arbitration Association against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. Additional allegations, or litigation, may arise in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by fuboTV Inc. of Fubo Gaming’s contractual obligations.
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
For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers the ability to access and delete their personal information, opt out of certain personal information activities, and receive details about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. California voters also approved a modification of the CCPA, the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA significantly expands the rights granted to consumers under the CCPA. The CCPA and CPRA may increase our compliance costs and exposure to liability. Similarly, Virginia, Colorado, Connecticut and Utah adopted the comprehensive privacy laws that have gone into effect or will be going into effect in 2023. These laws grant consumers certain rights with respect to their personal data, have notice obligations, and require consent in some circumstances, among other things. While there is no private right of action under these laws, they empower the attorneys general in the various states to enforce the laws. As with the CCPA and the CPRA, these laws may increase our compliance costs and exposure to liability. New state privacy laws will also become effective in Utah in 2024, and other U.S. states are considering adopting and/or enforcing similar laws and regulations.

Additionally, our use of subscriber data to deliver relevant advertising on our platform places us and our content publishers at risk for claims under a number of other laws, including but not limited to the Video Privacy Protection Act ("VPPA"), and we have been subject to such claims to date. Some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties. The Federal Trade Commission's ("FTC") rule implementing the Children’s Online Privacy Protection Act (the "COPPA Rule") broadly defines the types of information that are subject to these regulations. The COPPA Rules could effectively apply to limit the information that we and, our content publishers and advertisers can collect and use, the content of advertisements and certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards and contractual obligations relating to privacy, data protection, and information security. More generally, the FTC and various state regulatory agencies are aggressively investigating and bringing enforcement actions that are focused on companies' collection, use, processing and sharing of consumer data, such as browsing information, for various uses, including but not limited to advertising. Other laws such as the Restore Online Shoppers' Confidence Act and analogous state laws require certain disclosures and consent mechanisms, among other things, in relation to recurring payments and subscription-based products or services. These rules are enforced by federal and state regulators and can subject companies to significant penalties, fines and injunctive relief.
In the European Union (“EU”) and its member states, the EU General Data Protection Regulation 2016/679 (the "GDPR"), which has been in effect since May 25, 2018, imposes stringent obligations relating to data protection and security. Further, the departure of the United Kingdom (“UK”) from the EU has created a separate regime with similarly onerous obligations under the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”). The GDPR and UK GDPR each authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of global annual revenue or €20 million (£17.5 million), whichever is greater, for certain violations. In addition to fines, a breach of the GDPR or UK GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).
Additionally, we may incur expenses, costs, and other operational losses under the UK GDPR and the privacy laws of applicable EU Member States in connection with any measures we take to comply with such laws.
Although certain legal mechanisms have been designed to allow for the transfer of personal data from the UK, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products. Case law from the Court of Justice of the EU (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in futureWe expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
In recent years, European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EEA and the U.K., under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EEA (but not directly in the UK) by the ePrivacy Regulation which will significantly increase fines for non-compliance. In addition, European court decisions and regulatory guidance are driving increased attention to cookies and tracking technologies. For example, in December 2020 the French data protection regulator (the CNIL) imposed fines of EUR 100 million and EUR 35 million respectively against certain entities for alleged breaches of cookies consent and transparency requirements; and in December 2021, the CNIL imposed fines of EUR 150 million and EUR 60 million against certain entities for alleged failures to allow users to easily reject cookies.
Complying with the GDPR, CCPA/CPRA, VCDPA, and other laws, regulations, and other obligations relating to privacy, consumer protection, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to, expansions of or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to, expansions of or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2023, no director or “officer”(as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017

3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	08/07/2023
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021

10.1	fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	08/07/2023
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	08/07/2023
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	08/07/2023
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	08/07/2023
10.5	FuboTV Inc. Executive Severance Plan					*
10.6	FuboTV Inc. Outside Director Compensation Policy					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: November 3, 2023	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: November 3, 2023	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)