Form 10-K
period 2023-12-31
fuboTV Inc. /FL
filed 2024-03-05
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $577,302,821.
The number of shares outstanding of the registrant’s common stock as of February 29, 2024 was 299,502,862 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K (“Annual Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, and our international operations.
We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
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
•We are subject to a number of legal requirements and other obligations regarding data privacy and security, consumer protection and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.
•Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our information technology systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
•The impact of worldwide economic conditions may adversely affect our business, operating results, and financial condition.

PART I
Item 1. Business.
Our Mission
With a global mission to aggregate the best in TV, including premium sports, news and entertainment content, through a single app, Fubo aims to transcend the industry’s current TV model.
Overview
We are a sports-first, Pay TV replacement product offering subscribers access to tens of thousands of live sporting events annually, alongside leading news and entertainment content, both live and on demand. Fubo’s platform is designed to empower customers to seamlessly access content through streaming devices and on Smart TVs, mobile phones, tablets, and computers.
Live TV streaming has disrupted the traditional Pay TV model (linear video delivered via cable or satellite providers for a paid subscription), which we refer to as “Pay TV.” This disruption has shifted billions of dollars in subscription and advertising revenue to over-the-top (“OTT”) streaming platforms, as evidenced by the accelerating rate of Pay TV cord-cutting in the United States. Consumers increasingly favor the streaming experience, leading us to believe that advertisers will follow, further shifting dollars away from traditional linear TV advertising towards streaming services. Yet, despite being a growing share of overall consumption, live TV streaming is still a fraction of the size of traditional Pay TV. We believe this creates a significant opportunity for us to capitalize on the cord-cutting movement.
We offer subscribers a live TV streaming service with the option to purchase incremental features, including additional content or enhanced functionality (“Attachments”) best suited to their preferences. Our base plan, Fubo Pro, boasts a broad mix of top Nielsen-ranked channels across sports, news, and entertainment. Our core offering sits on a proprietary technology platform built specifically for live TV and sports viewership, leveraging our first-party data. This enables us to consistently introduce new features and functionalities. Unlike video on demand (VOD)-only services, live TV streaming demands sophisticated infrastructure due to the nuances of regularly refreshing live programming. Notably, our video delivery platform caters to all major sports leagues and entertainment content owners. For example, Apple TV users can enjoy MultiView, allowing them to watch up to four live streams simultaneously. Moreover, we leverage data across the organization to acquire subscriber-preferred content, influence product design and strategy, boost subscriber engagement, and enhance the capabilities and performance of our advertising platform for partners.
Our direct-to-consumer model grants us further insight by capturing billions of data points monthly. This data set drives our continuous innovation, shaping our enhanced user experience, product & content strategy, and differentiated advertising approach. By analyzing this data, we can personalize live and on-demand content discovery in real-time, creating relevant suggestions for each subscriber.
Our growth strategy includes acquiring subscribers who are attracted to our sports offering and can find with us a compelling sports, news, and entertainment viewing alternative to a traditional Pay TV service. We actively engage those subscribers by providing a seamless Pay TV replacement through a personalized easy-to-use streaming product at competitive prices with greater convenience and flexibility than traditional Pay TV providers. We then monetize our audience through subscription fees and our digital advertising offering. In 2022 and 2023, the majority of our revenue was generated from the sale of subscription services and the sale of advertisements in the United States, though the Company also has operations in Canada, Spain and France.
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

Industry Overview
Streaming services have experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. While traditional Pay TV still accounts for a meaningful share of TV viewing hours for U.S. households, the proportion is declining as customers continue cutting the cord. We believe consumers are increasingly favoring the superior customer experience, competitive pricing, and better value of streaming services.
Sports and news content have been a key driver for Pay TV operators to retain and grow audiences. Historically most streaming subscription services primarily focused on entertainment content offerings, requiring sports fans to, until recently, remain tethered to the Pay TV ecosystem. This positions our offering well to provide a Pay TV replacement service via streaming that also features an enhanced live sports and news viewing experience.
Our Business Model
Our business motto is “come for the sports, stay for the entertainment.” This consists of leveraging sporting events to acquire subscribers at efficient acquisition costs, given the built-in demand for sports. We then leverage our technology and data to drive higher engagement and induce retentive behaviors such as watching content, favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine. We monetize our growing base of highly engaged subscribers by driving higher average revenue per user (“ARPU”).
We drive our business model with three core strategies:
•Grow our paid subscriber base
•Optimize our content portfolio, engagement and retention
•Increase monetization through subscription and advertising
Our Offerings
Subscribers
Our live TV streaming platform caters to sports, news, and entertainment fans. With flexible plans and optional "Attachments," users can customize their experience. The base plan, Fubo Pro, boasts over 100+ channels, including top Nielsen-rated networks, and dozens of sports, news, and entertainment options. It also features numerous Regional Sports Networks (RSNs) for in-market games unavailable on national channels. Subscribers can further tailor their experience by adding premium channels and channel packages, or upgrading "Attachments" like Cloud DVR Plus for more storage and Family Share for additional simultaneous streams.
Advertisers
As cord cutting continues and traditional Pay TV viewers decline, advertisers are increasingly allocating their ad budgets to OTT streaming platforms to reach these audiences. We believe our sports-first, live TV streaming platform offers advertisers a growing and valuable live audience, deeply engaged with premium content and unreachable through traditional channels. Moreover, Fubo provides unskippable ad inventory within this high-quality engagement, maximizing exposure. Advertisers further benefit from our innovative ad formats, bridging the gap between traditional Pay TV and the advantages of digital advertising, including measurability, relevancy, and interactivity. We believe this combination delivers a differentiated advertising experience for brands and viewers alike.
Content Providers
Our platform allows content providers to monetize and distribute their content to our highly engaged audience, counteracting the shrinking viewership market share of Pay TV due to cord-cutting. By aggregating a diverse mix of content, we believe Fubo delivers a more compelling and engaging experience for subscribers than providers could offer alone. Furthermore, our data-powered platform generates valuable insights into consumer behavior and preferences, which are increasingly valuable to our content partners.

Seasonality
We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by an influx of new subscribers at the start of the National Football League and college football. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. In addition, we typically see the total number of subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year.
Our Growth Strategies
We believe that we are at the early stages of our growth and that we are at an inflection point in the TV industry where streaming has begun to surpass traditional linear Pay TV in several key areas, including content choice, ease of access and use across devices, and cost savings to consumers. We remain committed to our goal of driving sustainable and profitable growth, and we believe we are well-positioned to do this by executing on the following strategies:
•Continue to efficiently grow our subscriber base: As of December 31, 2023, Fubo had approximately 1.618 million paid subscribers in the United States and Canada (“North America” or “NA”) and approximately 406,000 paid subscribers in Spain and France (“Rest of World” or “ROW”), compared to approximately 1.445 million in NA and approximately 420,000 in ROW as of December 31, 2022. We utilize a broad range of subscriber acquisition channels and tactics designed to optimize marketing spend and efficiently acquire and retain subscribers. Our Sales and Marketing expenses relative to total revenues was approximately 15.1% for the year ended December 31, 2023, compared to 18.2% for the year ended December 31, 2022. We will continue to utilize and analyze the data we have collected to help us become more efficient with our marketing campaigns relative to spend.
•Enactment of ARPU expansion efforts: Our NA ARPU was $82.25 and $72.74 for the year ended December 31, 2023 and 2022, respectively. Our ROW ARPU was $6.82 and $6.14 for the year ended December 31, 2023 and 2022, respectively. We drive ARPU expansion through price-increases, attachment sales, and advertising revenue growth. By pricing against content portfolio adjustments, we aim to deliver value through our offerings. Attachments, including channel package add-ons and interactive features, increase our margins by piggybacking on to our base offerings and not meaningfully increasing our cost basis while increasing revenues.
•Further investment in advertising sales team, technology and infrastructure: For the year ended December 31, 2023, Fubo’s advertising revenue was approximately $115.4 million, up from approximately $101.7 million in December 31, 2022. Improvements to our content portfolio, user interface, navigational elements, content merchandising and targeting capabilities, combined with evolutions in customer behavior and growth in our subscriber base, have driven growth of our viewership over time. We are increasingly monetizing this engagement through advertising on the Fubo platform. We intend to continue leveraging our data and analytics to deliver relevant advertising while improving the ability of our advertisers to optimize and measure the results of their campaigns. We have also expanded our direct sales teams to increase the number of advertisers who leverage our platform and continue improving our fill-rates and Cost Per Thousands (“CPMs”).
•Continue to enhance our content portfolio with cost vigilance: Because we have a direct-to-consumer relationship with the ability to analyze all the content that our subscribers consume, we believe we can continue to drive better subscriber experiences. We plan to continue to optimize our content mix to best suit our subscribers’ interests by leveraging our deep understanding of our subscribers through the data captured on the platform, with the goal of expanding unit economics by balancing the aggregation of the best sports and entertainment programming with vigilance around content costs.
•Continue to invest in our technology and data capabilities: We believe our unique combination of technology and content sets us apart. We continue to invest in building a scalable, automated infrastructure specifically designed to fuel subscriber acquisition, strategic content selection, and informed product decisions. We emphasize interactive features that empower users to transform from passive viewers to active participants. Moreover, we believe our integration of the Fubo and Molotov platforms into a single Unified Platform will yield significant cost savings, and increased product development velocity and innovation.

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
Patents and Registered Designs
As of December 31, 2023, we had four issued U.S. utility patents, one U.S. utility patent application, five granted foreign utility patents, seventeen foreign utility patent applications, and eighteen granted foreign design registrations in three jurisdictions. The issued U.S. utility patents expire in 2038, the U.S. utility patent application, if granted, will expire in 2041, the granted foreign utility patents will expire on dates ranging from 2033 to 2038, the foreign utility patent applications, if granted, will expire on dates ranging from 2033 to 2041, and the foreign design registrations will expire on dates ranging from 2035 to 2045. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or held to be invalid or unenforceable.
Trademarks
We also rely on several registered and unregistered trademarks to protect our brand. As of December 31, 2023, we had 37 trademarks registered globally. “fuboTV” is a registered trademark in the United States and the European Union ("EU").
Competition
The TV streaming market continues to grow and evolve as more viewers shift from traditional Pay TV to OTT streaming. There is significant competition in the live TV market for users, advertisers, and broadcasters. We principally compete with Pay TV operators, such as Comcast, Cox and Altice, along with other virtual multichannel video programming distributors (“vMVPDs”), such as YouTube TV, Hulu Live and Sling TV. We also compete to a lesser extent with network-operated direct-to-consumer streaming services, such as Peacock, Paramount+, ESPN+, and would expect to compete with the proposed joint venture between The Walt Disney Company ("Disney"), Fox Corporation ("Fox") and Warner Brothers Discovery, Inc. ("WBD") (the “Network JV”), which, if it becomes operational, would operate a new sports streaming service.
We are actively taking steps in response to actions by certain competitors that we believe are harmful to competition within the industry and to consumers. As announced on February 20, 2024, we have filed an antitrust lawsuit against the parties to the Network JV and certain of their affiliates, challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. There can be no assurance, however, that we will be successful in this lawsuit. For additional information, please see Part I, Item 1A. “Risk Factors—Risks Related to Our Relationships with Content Providers, Customers and Other Third Parties—If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.” and Part I, Item 3. “Legal Proceedings” in this Annual Report.

We compete on various factors to acquire and retain subscribers. These factors include quality and breadth of content offerings, especially within live sports; features of our TV streaming platform; user experience and engagement; brand awareness in the market; and a competitive value proposition. Many users have multiple subscriptions to various Pay TV and streaming services and allocate time and money between them. Thus, while the presence of these competitors in the market has helped to boost consumer awareness of TV streaming, contributing to the growth of the overall market, their resources and brand recognition present substantial competitive challenges.
We also face competition for advertisers, which in part depends on our ability to scale our subscriber base. Providing a large and engaged audience is crucial for advertisers on our live TV streaming platform. In the TV streaming market, the effectiveness of advertisements and return on investments play a pivotal role. As such, we are also competing for advertisers based on the return of ads compared to various other digital advertising platforms, including mobile and web. Additionally, advertisers continue to allocate a large portion of spend to advertise offline. Therefore, we also compete with traditional media platforms such as traditional linear Pay TV and radio. We are increasingly leveraging our data and analytics capabilities to optimize advertisements for both users and advertisers. We need to continue to maintain an appropriate advertising inventory for the growing demand for ads on our platform.
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
As of December 31, 2023, we had approximately 530 employees globally, of which approximately 370 were located in North America and approximately 160 were located in Europe and India. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. None of our U.S. or Indian employees is represented by a labor union or covered by a collective bargaining agreement. Our French employees are covered by the national collective bargaining agreement for the consulting and engineering activities in France.
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

Compensation and Benefits
Our compensation programs and benefits packages are designed to attract, retain and motivate exceptional talent who possess the skills necessary to drive our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We offer employees compensation packages designed to be competitive that include base salary, and, depending on the role, business function and geographic market, performance-based cash bonuses, commissions, long-term incentive equity, and performance-based equity. We are proud that we have granted equity to the majority of our employees across all levels of the organization as part of their total compensation package. We believe this fosters a stronger sense of ownership and further aligns our employees’ interests with the interest of our shareholders. In addition to our compensation programs, we offer a variety of benefits to our employees, which can include 401(k) plan with matching, health (medical, dental and vision) insurance, life insurance, paid time off, paid parental leave, a referral bonus program and company-sponsored short term and long term disability. We believe that a competitive compensation and benefits program with both short-term and long-term award opportunities, including awards tied to the achievement of meaningful performance metrics, allows us to align employees with shareholder interests.
Health and Safety
We are committed to the health and safety of our employees, and continue to adapt to ever-changing workplace and workforce dynamics. The majority of our employees have adopted a hybrid work schedule (consisting of both in-person work and working from home); however some of our employees continue to work remotely full-time, and, in the long term, we expect some personnel to continue to do so on a regular basis. We are focused on building capabilities to support a variety of work styles where individuals, teams, and our business can be successful. We have invested in programs that help support our employees’ day-to-day wellness needs and goals including access to professional counselors, health coaching and advocacy services. We also maintain a whistleblower hotline through which employees can report health and safety risks.
Government Regulation
Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New or modified laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties. Additionally, compliance with these laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results. For additional information about the impact of government regulations on our business, see “Risk Factors—Risks Related to Regulation” and “Risk Factors—Risks Related to Privacy, Consumer Protection and Cybersecurity” in Part I, Item 1A in this Annual Report.
Data Protection and Privacy
We are subject to various laws and regulations covering the privacy and protection of users’ data. Because we handle, collect, store, receive, transmit, transfer, and otherwise process certain information, which may include personal information, regarding our users and employees in the ordinary course of business, we are subject to federal, state and foreign laws related to the privacy and protection of such data. These laws and regulations, and their application to our business, are increasingly shifting and expanding. Compliance with these laws and regulations, such as the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), and the EU General Data Protection Regulation 2016/679 (the “GDPR”) could affect our business, and their potential impact is unknown. Any actual or perceived failure to comply with these laws and regulations may result in investigations, claims and proceedings, regulatory fines or penalties, damages for breach of contract, or orders that require us to change our business practices, including the way we process data.

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
Corporate Information
We were incorporated in 2009 as a Florida corporation under the name York Entertainment, Inc., and on August 10, 2020, our name was changed to fuboTV Inc. FuboTV Media Inc. (f/k/a fuboTV Inc.) was incorporated in 2014 as a Delaware corporation. Our principal executive offices are located at 1290 Avenue of the Americas, 9th Floor, New York, New York 10104, and our telephone number is (212) 672-0055. Our website address is at https://fubo.tv. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.
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
We have incurred losses since inception. Our net loss on continuing operations for the year ended December 31, 2023 was $293.1 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, expand into additional markets around the world, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants contained in the indenture governing our 2029 Secured Convertible Notes (the “2029 notes indenture”) or in any future document governing our indebtedness, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.
We may not be able to obtain additional financing on terms favorable to us, if at all, due to unfavorable market conditions, including rising interest rates, or otherwise. In addition, the 2029 notes indenture, and the exchange agreement entered into in connection with the issuance of the 2029 Secured Convertible Notes (the “Exchange Agreement), restrict our ability to incur certain indebtedness and issue certain equity securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Seasonal variations in subscriber and marketing behavior significantly affect our business. We have previously experienced, and expect to continue to experience, effects of seasonal trends in subscriber behavior due to the seasonal nature of sports. We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year, driven primarily by sports leagues, especially the National Football League and college football. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. We also typically experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, but, on the other hand, also typically incur greater marketing expenses as we attempt to attract new subscribers to our platform. In addition, expenditures by advertisers tend to be cyclical and are often discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns, and a variety of other factors, many of which are outside our control.
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
As of December 31, 2023, we had federal net operating loss carryforwards of approximately $1,381.0 million, a portion of which will expire at various dates if not used prior to such dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have experienced ownership changes in the past, and therefore a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of conversions of the 2026 Convertible Notes and 2029 Secured Convertible Notes, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.
As of December 31, 2023, we had $405.4 million of outstanding indebtedness on a consolidated basis which included $397.5 million of 2026 Convertible Notes and other notes outstanding with an aggregate principal of approximately $7.9 million. In January 2024, the Company exchanged 2026 Convertible Notes with an aggregate principal of $205.8 million for 2029 Secured Convertible Notes with an aggregate principal of $177.5 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Secured Convertible Notes to be paid-in-kind. If we choose to pay interest on the 2029 Secured Convertible Notes in kind, the aggregate principal amount of 2029 Secured Convertible Notes outstanding will increase.
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
•our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and
•if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements. For example, our failure to repay or refinance our 2026 Convertible Notes upon or prior to maturity may trigger an event of default under our 2029 Secured Convertible Notes.
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
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Secured Convertible Notes to be paid-in-kind. If we choose to pay interest on the 2029 Secured Convertible Notes in kind, the aggregate principal amount of 2029 Secured Convertible Notes outstanding will increase. We may need or desire to repay, refinance, restructure or defease our existing indebtedness, including prior to its maturity, in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, the terms of the 2029 notes indenture and the Exchange Agreement restrict our ability to incur certain indebtedness and issue certain equity securities.
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
We have experienced significant growth rates in both the number of subscribers on our platform and revenue over the last few years. As we grow larger and increase our subscriber base and usage, we expect it will become increasingly difficult to maintain the rate of growth we have experienced.
In addition, our growth to date has placed significant demands on our management and on our operational and financial infrastructure, and we expect these trends to continue in connection with further growth. In order to attain and maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to subscribers, advertisers, and business partners and who can increase the monetization of our platform. Continued growth could also strain our ability to maintain reliable service levels for our customers, effectively monetize the content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we also may be unable to meet our obligations under advertising agreements with respect to the delivery of advertising or other performance obligations. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.
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
In connection with licensing streaming content, we typically enter into multi-year agreements with content providers. Given the multiple-year duration, if subscriber acquisition and retention do not meet our expectations, our margins may be adversely impacted. In the past, we had long term programming deals that required minimum license guarantee payments and we failed to make certain of those minimum guarantee payments to certain key programmers. We currently do not have any material programming deals that require minimum license fees in the United States, however, to the extent we fail to make any minimum guarantee payments in the future, if applicable, we may lose access to such content.
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

To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term nature of certain of our commitments may limit our flexibility in planning for or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of certain of our content commitments, as well as operational/technical costs tied to those commitments, we may not be able to adjust our content offering quickly and our results of operations may be adversely impacted.
Our results may be adversely affected if long-term content contracts are not renewed on sufficiently favorable terms.
We typically enter into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of content rights for sporting events and other programs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution, the entrance of new participants in the market for distribution of content, the scale of our subscriber base and other factors. With respect to the acquisition of content rights, particularly sports content rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
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
We enter into agreements with our content providers, which have varying terms and conditions, including expiration dates. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these providers on our streaming platform. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content providers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of such channels from our streaming platform for any period of time may harm our business, including as a result of customer confusion and/or dissatisfaction regarding the change in programming available on our platform. If we fail to maintain our relationships with the content providers on terms favorable to us, or at all, or if these content providers face problems in delivering their content across our platform, we may lose channel partners or subscribers and our business may be harmed.
If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.
We have experienced significant subscriber growth over the past several years. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with compelling content choices at competitive prices and effectively market our platform. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers. In addition, many of our subscribers re-join our platform or originate from word-of-mouth referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected.

If consumers perceive a reduction in the value of our platform because, for example, we introduce new or adjust existing features, adjust pricing or platform offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers cancel their subscription for many reasons, including due to a perception that they do not use the platform sufficiently, the need to cut household expenses, the availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscriptions both to replace canceled or expired subscriptions and to grow our business beyond our current subscription base. While we permit multiple subscribers within the same household to share a single account for non-commercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely contracted over several years, we may not be able to adjust our expenditures or increase our (per subscriber) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted.
Our business, financial condition, and results of operations are also impacted by changes in the distribution strategy by the various content providers on our platform. This also impacts our ability to accurately forecast subscriber growth and revenue. Some of these changes may include the simulcasting and/or exclusive streaming of content, including sporting events that traditionally were only broadcasted on linear Pay TV, on direct-to-consumer (“DTC”) “plus services” at generally lower prices. If current or future content partners refuse to grant our subscribers access to stream certain channels or sporting events, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operation. In addition, if popular local sports programming, which has historically had limited carriage and distribution via regional sports networks, continues to shift to national broadcast networks and as a result continues to become more widely available on competitor platforms, including those that have not previously carried regionalized sports programming, it could adversely impact our ability to acquire this content, or to do so in cost-effective manner, or our ability to compete with current and new competitors.
If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business could be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these subscribers with new subscribers.
We are actively taking steps in response to actions by competitors that we believe are harmful to competition within the industry and to consumers. For example, in February 2024, Disney, Fox and WBD announced the proposed formation of the Network JV, a forthcoming sports streaming service. As announced on February 20, 2024, we have filed an antitrust lawsuit against the parties to the Network JV and certain of their affiliates, challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, and damages. There can be no assurance, however, that we will be successful in this lawsuit. If we are not successful in obtaining an injunction and defendants are permitted to operate the Network JV, and/or maintain certain business practices, our business, financial condition and results of operations could be materially and adversely affected.
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
A number of our major content partners impose significant restrictions on how we can distribute and market our products and services. For example, our content partners may prevent us from partnering with third party distributors and manufacturers to exploit new market opportunities or prevent us from bundling or reselling our products with third party products and services, or otherwise restrict how we might brand or market our products and services. Our content partners also impose restrictions on the content and composition of the packages we can make available to our customers and restrictions on how we might make some or all of our content available to customers (such as on a standalone basis, length of free trials/ previous or modified access or shorter form content). These restrictions may prevent us from responding dynamically to changing customer expectations or market demands or exploiting lucrative partnership opportunities. Content providers may also restrict the advertising that may be made available in connection with their content, including restrictions on the content and timing of such advertising, and restrictions on how advertising may be sold (such as a limit to sale on an aggregated, non-content specific basis only), which limits our opportunity to exploit potentially lucrative revenue streams.
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
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including Fubo Sports Network and the Maximum Effort Channel. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain subscribers. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk, which risks were heightened during COVID-19. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well-received by our current or potential subscribers, or could be damaging to our brand or business.
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
Building and maintaining a strong brand is important to our ability to attract and retain subscribers, as potential subscribers have a number of TV streaming choices. Successfully building a brand is a time-consuming and comprehensive endeavor and can be positively and negatively impacted by any number of factors. Some of these factors, such as the quality or pricing of our platform or our customer service, are within our control. Other factors, such as the quality of the content that our content publishers provide, may be out of our control, yet subscribers may nonetheless attribute those factors to us. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors are larger companies with substantial resources to devote to promoting their brands through traditional forms of advertising, such as print media and TV commercials, and have substantial resources to devote to such efforts. Our competitors may also have greater resources to utilize Internet advertising or website product placement more effectively than we can. In addition, as our current and/or future content partners continue to shift content, including sporting events, that were traditionally only broadcasted on linear Pay TV, to their own platform or our competitors’ DTC platforms, whether exclusively or at more attractive prices, it could adversely affect our ability to build and differentiate our brand and value proposition to our subscribers. If we are unable to execute on building a strong brand, differentiating our business and platform from our competitors in the marketplace, our ability to attract and retain subscribers may be adversely affected and our business may be harmed.
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
We rely upon Google Cloud Platform and Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of Google Cloud Platform and/or Amazon Web Services would impact our operations and our business could be adversely impacted.
Each of Google Cloud Platform (“GCP”) and Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and information technology systems so as to utilize data processing, storage capabilities and other services provided by both GCP and AWS. Currently, we run the vast majority of our computing on GCP with some key components running on AWS. Given this, along with the fact that we cannot easily switch what is specifically running now on GCP and/or AWS to another cloud provider, any disruption of or interference with our use of GCP and/or AWS would impact our operations, and our business could be adversely impacted. Google (through YouTube TV) and, to a lesser extent, Amazon (through Amazon Prime) compete with us and, if Google or Amazon were to use GCP or AWS, respectively, in such a manner as to gain competitive advantage against our service, it could harm our business.

Risks Related to Our Financial Reporting and Disclosure
If we may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, investors could lose confidence in the accuracy and completeness of our financial reports.
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
The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time-consuming, costly, and complicated. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Our key metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
We regularly review key metrics related to the operation of our business, including but not limited to average revenue per user, and number of subscribers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our subscriber base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations.
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
We have a significant amount of goodwill and long-lived assets on our condensed consolidated balance sheet. Under generally accepted accounting principles, annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill and long-lived assets. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. If the carrying value of our reporting unit exceeds the current fair value, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.
In August 2022, the Company initiated a strategic review of Fubo Sportsbook, and in October 2022 ceased operations of Fubo Sportsbook in connection with the dissolution of Fubo Gaming. As a result, the Company recorded a non-cash impairment charge of $87.4 million for the wagering segment during the year ended December 31, 2022. The impairment charge represented all of the goodwill and long-lived assets of Fubo Sportsbook.
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
Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully compete with current and new competitors, our business could be materially and adversely affected, and we may not be able to increase or maintain market share or revenues.
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
While Fubo Gaming dissolved and ceased operation of Fubo Sportsbook in October 2022, Fubo Gaming had launched the Fubo Sportsbook app in Iowa and Arizona during the fourth quarter of 2021, and in New Jersey during the third quarter of 2022. Expansion of our business into sports wagering, including through third-party partnerships, has generally subjected us to the laws and regulations of the jurisdictions in which we conducted our business or in some circumstances, of those jurisdictions in which our services were offered or were available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to the privacy and security of personal information, tax and consumer protection and, potentially, any additional laws and regulations that may impact our business partners. These laws and regulations vary from one jurisdiction to another. We may to some extent again become subject to these laws and regulations to the extent we were to engage in gaming operations or otherwise partner with a third party subject to these laws and regulations in the future.
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
There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our offerings and could adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.
We may face risks associated with our use of certain artificial intelligence and machine learning models.
Our business utilizes internally developed and third party artificial intelligence ("AI") and machine learning technologies, including in connection with offering interactive functionality on our platform. In December 2021, we completed the acquisition of Edisn, an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. We are, and plan in the future, to evaluate the further investment in and/or use artificial intelligence and machine learning technologies, including potential utilization by our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect our ability to effectively use such technologies, and therefore our business. If our AI tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train them is incomplete, inadequate or biased in some way, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or standards or adversely affect our financial condition, business and reputation.

Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase the burden and cost of research and development in this area. For example, in Europe, on December 8, 2023, the EU legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on 28 September 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. In addition to regulatory developments, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of artificial intelligence, particularly generative artificial intelligence. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors and regulatory developments, and together with developing guidance and/ or decisions in this area, could adversely affect our use of artificial intelligence and our ability to provide and to improve our services, our business, financial condition, and results of operations.
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

As our streaming service and others like us gain traction in the United States and international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, in 2023 and 2024 Congress has held several hearings regarding the potential expansion of the Federal Communications Commission’s (“FCC”) regulations governing traditional Pay TV providers, such as cable and satellite providers, to include virtual multichannel video programming distributors (“vMVPDs”) that offer linear programming. Any such expansion or changes to the laws or regulations governing vMVPDs could adversely impact our business. In addition, European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. Several jurisdictions have and others may, over time, impose financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.
Laws relating to the liability of providers of online services for activities of their subscribers and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by subscribers. In some instances, we have certain protections against claims related to such subscriber or third-party generated content, including defamatory content. Specifically, in the United States, Section 230 of the Communications Act of 1934, as amended by the Communications Decency Act (“Section 230”), limits the liability of providers of interactive computer services with respect to claims arising from content generated by a subscriber or third party. The scope of liability protection available to interactive computer service providers under Section 230 has been well-established through case law. On a regular basis, however, parties in litigation seek to limit the scope of immunity under Section 230, and government officials and others propose to eliminate or reduce existing liability protections under Section 230 via legislation. In 2023, the U.S. Supreme Court was presented with the opportunity to address the scope of protection available to interactive computer service providers under Section 230 in circumstances where such providers recommend content to users. The Court ultimately declined to rule on this issue, however, thereby leaving intact the current scope of protection to which interactive computer service providers are entitled under Section 230. Any future changes to the scope of liability protection available to providers of interactive computer services could affect our ability to claim protection under Section 230.
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
Certain of our subsidiaries are currently delinquent in filing annual tax returns with the Internal Revenue Service and several states. Although we do not believe taxes are due, we may be subject to penalties and interest by the tax authorities because of the late tax returns. There can be no assurance that we will remedy our delinquent filings sufficiently, and we may face penalties and fees which could adversely affect our operating results and investors’ confidence in our internal operations.

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
From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances, business practices or other strategic decisions. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. The securities class action litigations described above remain pending; however, the derivative lawsuits were dismissed with prejudice in June 2021. Further, following the dissolution of Fubo Gaming in October 2022, we have received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is responsible for Fubo Gaming’s debts, such as by matter of law or through guaranty of Fubo Gaming’s obligations under applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC) filed Demands for Arbitration with the AAA against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. On February 5, 2024, the AAA dismissed the arbitration relating to the sponsorship agreement, and, on February 27, 2024, the AAA dismissed without prejudice the arbitration relating to the sports betting agreement. Additional allegations, or litigation, may arise in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by the Company of Fubo Gaming’s contractual obligations.
In addition, from time to time, we may pursue litigation against third parties, including antitrust claims in response to actions by certain competitors that we believe are harmful to competition within the industry and to consumers. For example, on February 20, 2022, we filed a lawsuit against the parties to the Network JV and certain of their affiliates, challenging the formation of the Network JV and the parties' past business practices on anticompetitive grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages.
Litigation disputes, including the disputes we are currently facing and/or pursuing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.
The quality of our customer support is important to our subscribers, and if we fail to provide adequate levels of customer support, we could lose subscribers, which would harm our business.
Our subscribers depend on our customer support organization to resolve any issues relating to our platform, including pricing, product and technical issues. A high level of support is necessary to acquire and retain our customers. As we currently, or in the future, migrate from one business process outsourcing ("BPO") provider and/or location to new third party providers and/or geographies, we are presented with the challenges of effectively transitioning and ramping up new BPO operations and locations, while closing and phasing out existing operations. This presents a significant challenge and risk to our overall ability in the short term to provide the level of customer support necessary and could adversely affect our ability to service new and current subscribers, which in turn could materially and adversely affect our business, financial condition and results of operations.

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
Outside of the United States, we operate in Canada, Spain, and, through our acquisition of Molotov, we also operate in France. We also have offices and employees based in India through our acquisition of Edisn Inc. in December 2021. While we intend to explore additional opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our platform.
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
•political or social unrest, including the ongoing war between Russia and Ukraine, conflicts in the Middle East and economic instability;
•compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•compliance with various privacy, data transfer, data protection, accessibility, consumer protection and child protection laws in the EU and other international markets that we operate in;
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
Various international, federal, and state laws and regulations govern the processing of personal information, including the collection, use, retention, transfer, sharing and security of the data we receive from and about our subscribers and other individuals. The regulatory environment for the collection and processing of data relating to individuals, including subscriber and other consumer data, by online service providers, content distributors, advertisers and publishers is unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission ("FTC"), increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. Various federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations covering the processing, collection, distribution, use, disclosure, storage, transfer and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or facilitate compliance by content publishers, advertisers, or others with such standards.
For example, in the United States, the CCPA became operative on January 1, 2020. The CCPA requires covered businesses to provide new disclosures to California consumers, and to afford such consumers the ability to access and delete their personal information, opt out of certain personal information activities, and receive details about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that has increased the likelihood of, and risks associated with, data breach litigation. California voters also approved a modification of the CCPA, the CPRA, which went into effect on January 1, 2023. The CPRA significantly expands the rights granted to consumers under the CCPA. The CCPA and CPRA and other similar state laws may increase our compliance costs and exposure to liability. For example, Virginia, Colorado, Connecticut and Utah adopted information privacy laws that went into effect in 2023. These laws grant consumers certain rights with respect to their personal information, have notice obligations, and require consent in some circumstances, among other things. While there is no private right of action under these laws, they empower the attorneys general in the various states to enforce the laws. As with the CCPA and the CPRA, these laws may increase our compliance costs and exposure to liability. Other U.S. states have passed or are considering adopting and/or enforcing similar laws and regulations and there remains increased interest at the federal level as well.
Additionally, our use of subscriber data to deliver relevant advertising on our platform places us and our content publishers at risk for claims under a number of other laws, including but not limited to the Video Privacy Protection Act ("VPPA"), and we have been subject to such claims to date related to our practices with subscriber data. In a recent trend, some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties, the results of which may impact our business. Further, as an operator of an online service that is used in part by children, we are subject to the Children’s Online Privacy Protection Act (“COPPA”). The FTC rule implementing COPPA (the "COPPA Rule") broadly defines the types of information that are subject to these regulations. The COPPA Rules limit the information that we and, our content publishers and advertisers can collect and use, the content of advertisements and certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards and contractual obligations relating to privacy, data protection, and information security. More generally, the FTC and various state regulatory agencies are aggressively investigating and bringing enforcement actions that are focused on companies' collection, use, processing and sharing of consumer data, such as browsing information, for various uses, including but not limited to advertising.

In the EU and its member states, the GDPR imposes stringent obligations relating to data protection and security for processing the personal data of individuals within the European Economic Area ("EEA") or in the context of our activities within the EEA. Further, the departure of the United Kingdom (“UK”) from the EU has created a separate regime with similarly onerous obligations under the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”). The GDPR and UK GDPR each authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of the global annual revenue or €20 million (£17.5 million) of a noncompliant undertaking, whichever is greater, for certain violations. In addition to fines, a breach of the GDPR or UK GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).
Additionally, we may incur expenses, costs, and other operational losses under the GDPR, UK GDPR and the privacy laws of applicable EU Member States in connection with any measures we take to comply with such laws.
Although certain legal mechanisms have been designed to allow for the transfer of personal data from the UK, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As a result, we may have to make certain operational changes and we may have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing In the EEA and the UK, under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In addition, European court decisions and regulatory guidance are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
Complying with the GDPR / UK GDPR, CCPA/CPRA, VCDPA, VPPA and other laws, regulations, and other obligations relating to privacy, consumer protection, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to, expansions of or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to, expansions of or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. Additionally, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of content publishers and advertisers may limit their use and adoption of, and reduce the overall demand for, our platform and advertising on our platform, and content publishers and advertisers may be at risk for violation or alleged violation of laws, regulations, and other standards relating to privacy, data protection, and information security relating to their activities on our platform. More generally, privacy, data protection, and information security concerns, whether or not valid, may inhibit market adoption of our platform, particularly in certain countries.
Furthermore, the interpretation and application of laws, regulations, standards, contractual obligations and other obligations relating to privacy, data processing and protection, and information security are uncertain, and these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management and processing practices, our policies or procedures, or the features of our platform. We may face regulatory investigations, litigation, claims or allegations that we are in violation of these laws, regulations, standards, or contractual or other obligations. We could be required to fundamentally change our business activities and practices or modify our platform or practices to address laws, regulations, or other obligations relating to privacy, data protection, or information security, or claims or allegations that we have failed to comply with any of the foregoing, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited.

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
Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our information technology systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer networks and information technology systems and those of third parties that we utilize in our operations. These systems may be subject to attack, damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, war, sophisticated nation-state and nation-state supported-actors, employee theft or misuse or employees who are inattentive or careless and cause security vulnerabilities, fraud, power loss, telecommunications failures, and cybersecurity risks (for example, ransomware). Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of information technology systems used in our operations could diminish the overall attractiveness of our subscription to existing and potential subscribers.
Our information technology systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, and malware, malicious code, denial or degradation of service attacks, hacking, phishing attacks and other social engineering schemes, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other data, content, confidential information, trade secrets or intellectual property. Additionally, outside parties may attempt to induce employees or subscribers to disclose sensitive or confidential information, or to take advantage of software or hardware bugs and vulnerabilities, in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use could harm our business, be expensive to remedy and damage our reputation. We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue. As previously disclosed, we suffered one such incident on December 14, 2022, when we experienced service outage as a result of a criminal cyber-attack. Once we detected the attack, we took steps to contain the incident and worked to restore service to users as quickly as possible. Though service was temporarily disrupted, we were able to restore service on the evening of December 14, 2022. We reported the incident to law enforcement and engaged an industry-leading incident response firm to assist with our response. Though as of the date of this filing this incident has been resolved, we could be subject to future similar attacks.
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
Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their patent, trademark, copyright, or other intellectual property rights. Due to a large number of patents in the streaming field, it is not economically feasible to predict whether any product or component will infringe the patent rights of others. Defending ourselves against intellectual property infringement claims, whether or not they have merit, could be costly and could result in the diversion of resources and management time and attention, even if we are ultimately successful in the defending the claim. If a claim is successfully asserted against us, in addition to being liable for damages and/or indemnification of customers or partners, our ability to use our current streaming technology and market our service could be restricted. We may also have to remove content from our service, or marketing materials. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, or marketing activities or take other actions to resolve the claims. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing events could harm our business. In addition, while the existence of our patent portfolio may deter some plaintiffs from asserting claims against us, from time to time we have faced, and expect in the future to face, allegations from “non-practicing entities.” Because these non-practicing entities have no relevant product revenue, and they exist primarily for the purpose of monetizing their patent portfolio through licensing and litigation, they may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us

As a result of intellectual property infringement claims, or to avoid potential claims, we have previously chosen to, and may in the future choose or be required to, seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties or other consideration, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property. We may also be required to cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others, and as a result may need to expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. The inability to obtain intellectual property rights or licenses on favorable terms, or the need to engage in litigation related to these matters, may materially impact our business and financial condition.
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
In addition, our ability to repurchase the 2026 Convertible Notes or to pay cash upon conversions of all or a portion of the 2026 Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase all or a portion of the 2026 Convertible Notes at a time when the repurchase is required by the indenture governing the 2026 Convertible Notes (the “2026 notes indenture”) or to pay cash upon conversions of all or a portion of the 2026 Convertible Notes or at their maturity as required by the 2026 notes indenture would constitute a default under the 2026 notes indenture. A default under the 2026 notes indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including the 2029 notes indenture. Moreover, the occurrence of a fundamental change under the 2026 notes indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
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
In August 2020, the Financial Accounting Standards Board ("FASB") published an Accounting Standards Update ("ASU") 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 no longer allows the use of the treasury stock method for convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. The Company adopted the ASU on January 1, 2022.

Provisions in the indenture for the 2026 Convertible Notes may deter or prevent a business combination that may be favorable to you.
If a fundamental change occurs prior to the maturity date of the 2026 Convertible Notes, holders of the 2026 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2026 Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2026 Convertible Notes in connection with such make-whole fundamental change. Furthermore, the 2026 notes indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.
Risks Related to the 2029 Secured Convertible Notes
We may not have the ability to raise the funds necessary to settle conversions of the 2029 Secured Convertible Notes in cash or to repurchase the 2029 Secured Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Secured Convertible Notes.
Holders of the 2029 Secured Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Secured Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2029 Secured Convertible Notes to be repurchased, plus accrued and unpaid cash interest, if any. In addition, upon conversion of the 2029 Secured Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2029 Secured Convertible Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2029 Secured Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.
In addition, our ability to repurchase the 2029 Secured Convertible Notes or to pay cash upon conversions of all or a portion of the 2029 Secured Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase all or a portion of the 2029 Secured Convertible Notes at a time when the repurchase is required by the 2029 notes indenture or to pay cash upon conversions of all or a portion of the 2029 Secured Convertible Notes or at their maturity as required by the 2029 notes indenture would constitute a default under the 2029 notes indenture. A default under the 2029 notes indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including the 2026 notes indenture. Moreover, the occurrence of a fundamental change under the 2029 notes indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of all or a portion of the 2029 Secured Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of any or all of the 2029 Secured Convertible Notes is triggered, holders of the 2029 Secured Convertible Notes will be entitled to convert their 2029 Secured Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert 2029 Secured Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2029 Secured Convertible Notes do not elect to convert their 2029 Secured Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Secured Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Provisions in the indenture for the 2029 Secured Convertible Notes may deter or prevent a business combination that may be favorable to you.
If a fundamental change occurs prior to the maturity date of the 2029 Secured Convertible Notes, holders of the 2029 Secured Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2029 Secured Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2029 Secured Convertible Notes in connection with such make-whole fundamental change. Furthermore, the 2029 notes indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Secured Convertible Notes. These and other provisions in the 2029 notes indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.
The terms of the 2029 notes indenture and the Exchange Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
The 2029 Secured Convertible Notes are senior, secured obligations of us and our wholly-owned subsidiaries guaranteeing the notes (the “2029 Notes Guarantors”), secured by substantially all of our and 2029 Notes Guarantors’ assets (including intellectual property), in each case, excluding certain excluded assets and immaterial subsidiaries, and senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Secured Convertible Notes. Subject to certain exceptions, our future material wholly-owned domestic subsidiaries are required to become guarantors of the 2029 Secured Convertible Notes and grant security interests in their assets securing the obligations in respect of the 2029 Secured Convertible Notes.
The 2029 notes indenture restricts our ability to, among other restrictions, incur additional secured indebtedness, pursue certain dispositions, mergers or acquisitions, transfer certain assets to any of our subsidiaries that are not guarantors under the 2029 Secured Convertible Notes, and engage in certain other business transactions. If we fail to comply with these or any of the other covenants under the 2029 notes indenture and are unable to obtain a waiver or amendment, the holders of the 2029 Secured Convertible Notes may, among other things, declare all of the 2029 Secured Convertible Notes due and payable and exercise rights with respect to collateral securing the 2029 Secured Convertible Notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our common stock to decline.
In addition, pursuant to the terms of the Exchange Agreement, we agreed, among other things, to grant the exchanging investors identified therein certain rights with respect to us and certain of our subsidiaries, including a right of first refusal with respect to the incurrence of additional secured indebtedness, participation rights with respect to the incurrence of unsecured indebtedness, and preemptive rights with respect to the issuance of certain equity securities, in each case subject to the terms set forth in the Exchange Agreement.
If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on the International Organization for Standardization (“ISO”) 27001 Framework and other applicable industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such standards, including the ISO 27001 Framework, as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is supported by both management and our Board of Directors, and is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment, which are then used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our management team and Audit Committee on a quarterly basis;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•periodic assessment and deployment of security tools and technical safeguards designed to protect our information systems from cybersecurity threats;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•controls designed to identify and manage cybersecurity threats associated with our use of third-party service providers, suppliers and vendors with respect to our critical systems and data.
We have not identified any cybersecurity threats, including as a result of prior incidents, that as of the date of this Annual Report have materially affected us, or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. However, there can be no guarantee that such controls, policies and procedures will be fully implemented and properly followed in every instance, or that those investments or policies and procedures will be effective. We therefore can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A. “Risk Factors—Risks Related to Privacy, Consumer Protection and Cybersecurity—Any significant interruptions, delays or discontinuations in service or disruptions in or unauthorized access to our information technology systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including subscriber and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business."

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management and our internal cybersecurity personnel, including our Senior Director of Cybersecurity, on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.
Our management team, including our Chief Financial Officer, Chief Legal Officer and Chief Technology Officer, is responsible for assessing and managing our material risks from cybersecurity threats, and has primary responsibility for our overall cybersecurity risk management program. The management team has broad experience in overseeing and managing enterprise risk, governance and compliance functions, and supervises both our internal cybersecurity personnel, including our Senior Director of Cybersecurity who reports directly to our Chief Financial Officer, and external cybersecurity consultants retained from time to time, in each case who have broad cybersecurity experience and expertise, including in threat assessments and detection, mitigation technologies, training, incident response, cyber forensics, insider threats and regulatory compliance.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us from time to time to review and assess our cyber programs and policies; and alerts and reports produced by security tools deployed in the IT environment. In addition, our Chief Financial Officer, Chief Technology Officer and Chief Legal Officer are members of our internal Cybersecurity Governance Committee, chaired by the Senior Director of Cybersecurity, a management committee comprised of leadership from primary corporate functions including Finance, Human Resources, Information Technology, Engineering, Internal Audit and Legal, which meets quarterly to drive alignment on security decisions across the Company, including reviewing security performance metrics, identifying security risks, and assessing the status of approved security enhancements.

Item 2. Properties.
Our worldwide corporate headquarters and executive offices are located at 1290 Avenue of the Americas in New York, New York, where we occupy approximately 55,000 square feet of office space under a lease that expires in 2035. In addition, we lease various office and shared workspaces throughout the United States and internationally. We believe that our facilities are suitable to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices.
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
The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants filed their reply in support of the motion to dismiss on December 9, 2021. On March 30, 2023, the Court granted the Class Action Defendants' motion to dismiss without prejudice.
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

DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes certain of DISH's patents by streaming video through a fuboTV Media application and seeking damages and injunctive relief.

On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. Briefing on the motion is complete and a hearing is currently scheduled for March 25, 2024.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC (together, “Dynamo”)) filed Demands for Arbitration with the American Arbitration Association ("AAA") against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. Dynamo sought monetary damages and attorneys’ fees and costs. On February 5, 2024, the AAA dismissed the arbitration relating to the sponsorship agreement, and, on February 27, 2024, the AAA dismissed without prejudice the arbitration relating to the sports betting agreement.
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
FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Brothers Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of
New York asserting federal and state antitrust claims against Disney, ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox, and WBD. The Company's complaint asserts four major categories of claims. First, the complaint alleges that the announced joint venture between Disney, WBD, and Fox is unlawful under Section 7 of the Clayton Act and Section 1 of the Sherman Act. Second, the complaint alleges that “bundling” requirements imposed by Disney, ESPN and Fox constitute unlawful tying and block-booking arrangements under Section 1 of the Sherman Act. Third, the complaint alleges that the Defendants’ use of “most-favored-nation” clauses in their carriage agreements, in combination with other anticompetitive terms, violates Section 1 of the Sherman Act. Fourth, the complaint alleges that all of this conduct violates New York’s Donnelly Act, N.Y. Gen. Bus. Law § 340, for the same reasons it violates federal antitrust law. The Company’s complaint seeks injunctive relief to stop the proposed joint venture and other practices described above, damages for harm already suffered because of those practices, and other relief.

The Company believes it has meritorious claims and will continue to pursue its rights vigorously in this matter.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol, “FUBO.”
Holders of Record
As of February 29, 2024, there were 303 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
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
The following graph compares the total shareholder return from October 8, 2020, the date on which our common shares commenced trading on the New York Stock Exchange, through December 31, 2023 of (i) our common stock, (ii) the Russell 3000 Index (“Russell 3000”) and (iii) the S&P Media and Entertainment Index, assuming an initial investment of $100 on October 8, 2020 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Oct-20
Feb-21
Jun-21
Nov-21
Mar-22
Jul-22
Nov-22
Apr-23
Aug-23
Dec-23
Fubo
Russell 3000
S&P Media and Entertainment Index

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
First, we leverage sporting events to acquire subscribers at efficient acquisition costs, given the built-in demand for sports. We then leverage our technology and data to drive higher engagement and induce retentive behaviors such as watching content, favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine. We monetize our growing base of highly engaged subscribers by driving higher average revenue per user.
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
On October 17, 2022, we ceased operation of our business-to-consumer online mobile sportsbook ("Fubo Sportsbook") in connection with the dissolution of our wholly-owned subsidiary, Fubo Gaming, Inc. ("Fubo Gaming"). The results of operations of Fubo Sportsbook are presented as discontinued operations in the accompanying consolidated financial statements.
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
Brand Awareness
Building and maintaining a strong brand is important to our ability to attract and retain subscribers, as potential subscribers have a number of pay TV choices. We and our competitors attract new subscribers from each other’s existing subscriber bases as well as from first-time purchasers of Pay TV services. We continue to experience increased competition, including from larger companies with greater resources to promote their brands through traditional forms of advertising, such as print media and TV commercials, as well as Internet advertising and website product placement. We primarily rely on paid marketing channels (such as social media, search advertising, display advertising, radio, out of home and television) to grow our brand and reach new subscribers. If these channels become less efficient our growth could be adversely affected.
Subscriber Acquisition, Retention and Engagement
Our long-term growth will depend in part on our ability to grow and retain our subscriber base, as well as increased engagement by our subscribers. The relative service levels, content offerings, pricing and user experience of our platform will impact our ability to attract and retain subscribers versus our competitors. Any perceived decline in platform value, whether through new features, pricing adjustments, or content changes, could hurt our ability to attract and retain customers. Aggressive promotions by competitors could further impact our value proposition.
Acceleration or Deceleration of Cord-Cutting
In recent years, including as a result of the COVID-19 pandemic, we and other streaming services experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. Although traditional Pay TV still accounts for a meaningful share of TV viewing hours for U.S. households; the proportion has declined in recent years as customers cut the cord. While we believe consumers are increasingly favoring the streaming services based on, among other factors, customer experience and pricing considerations, these positive trends for our business may not continue during future periods.
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

Content Acquisition and Renewal
Our ability to compete successfully will depend, among other things, on our ability to obtain desirable content and deliver it to our subscribers at competitive prices. The addition or loss of popular content or channels, including our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all, could affect our results and our ability to grow our business. Content costs represent the majority of our “Subscriber related expenses” and the largest component of our total operating expenses. We have seen an increase in these costs in recent periods, and we expect further increases in the future. Moreover, the renewal of long-term content contracts may be on less favorable pricing terms in the future. As a result, our margins may face pressure if we are unable to renew our long-term content contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our subscribers. In addition, as content providers bring to market their own direct-to-consumer streaming services, including the simulcasting and/or exclusive distribution of sporting events, the differentiated value proposition offered by our aggregated content mix may diminish. Moreover, if current or future content partners refuse to grant our subscribers access to stream certain channels, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operations.
Seasonality
We generate significantly higher levels of revenue and subscriber additions in the third and fourth quarters of the year. This seasonality is driven primarily by an influx of new subscribers at the start of the National Football League and college football seasons. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. In addition, we typically see subscribers on our platform decline from the fourth quarter of the previous year through the first and second quarter of the following year.
Macroeconomic Factors
Macroeconomic factors, including mounting inflationary cost pressures and potential recession indicators, have created significant volatility, uncertainty, and economic disruption. We continue to monitor the effects of the macroeconomic environment and take appropriate steps designed to mitigate the impact on our business; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.

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
Broadcasting and transmission
Broadcasting and transmission expenses consist primarily of the cost to acquire a signal, and transcode, store, and retransmit it to the subscribers.
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
Net income (loss) from discontinued operations
The income (loss) from discontinued operations primarily consists of operating expenses related to the launch and wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and re-evaluation of certain contract termination costs.
Results of Operations for the Years Ended December 31, 2023, and 2022 (in thousands):

	For the Years Ended December 31,
	2023		2022
Revenues
Subscription	$1,249,579		$905,886
Advertising	115,370		101,739
Other	3,276		1,071
Total revenues	1,368,225		1,008,696
Operating expenses
Subscriber related expenses	1,213,253		976,415
Broadcasting and transmission	68,824		73,377
Sales and marketing	207,045		183,615
Technology and development	67,675		69,264
General and administrative	64,282		81,151
Depreciation and amortization	36,496		36,731
Total operating expenses	1,657,575		1,420,553
Operating loss	(289,350)		(411,857)

Other income (expense)
Interest expense	(13,712)		(14,194)
Interest income	10,971		2,498
Amortization of debt discount	(2,574)		(2,476)
Gain (loss) on extinguishment of debt	1,607		—
Change in fair value of warrant liabilities	—		(1,701)
Other income (expense)	(923)		1,019
Total other expense	(4,631)		(14,854)
Loss from continuing operations before income taxes	(293,981)		(426,711)
Income tax benefit	879		1,666
Net loss from continuing operations	(293,102)		(425,045)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	5,185	—	(136,874)
Income tax	—		—
Net income (loss) from discontinued operations	5,185		(136,874)

Net loss	(287,917)		(561,919)

Revenue, net
During the year ended December 31, 2023, we recognized revenues of $1,368.2 million compared to $1,008.7 million during the year ended December 31, 2022. The increase of $359.5 million was primarily due to an increase in subscription revenue of $343.7 million, comprising $205.7 million from increases in our subscriber base and $138.0 million from increases in subscription package prices and attachments sold. Advertising revenue increased $13.6 million primarily due to an increase in the number of impressions sold offset by a decrease in CPMs.
Subscriber related expenses
During the year ended December 31, 2023, we recognized subscriber related expenses of $1,213.3 million compared to $976.4 million during the year ended December 31, 2022. The increase of $236.8 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
During the year ended December 31, 2023, we recognized broadcasting and transmission expenses of $68.8 million compared to $73.4 million during the year ended December 31, 2022. The decrease of $4.6 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Sales and marketing
During the year ended December 31, 2023, we recognized sales and marketing expenses of $207.0 million compared to $183.6 million during the year ended December 31, 2022. The increase of $23.4 million was primarily due to a $17.8 million increase in marketing expense to acquire new customers and a $5.3 million increase in payroll expense due to an increase in employee headcount and salaries.
Technology and development
During the year ended December 31, 2023, we recognized technology and development expenses of $67.7 million compared to $69.3 million during the year ended December 31, 2022. The decrease of $1.6 million was primarily due to a decrease in payroll expense of $2.7 million and a decrease in contractor expense of $1.6 million partially offset by an increase of $2.0 million in stock-based compensation.
General and administrative
During the year ended December 31, 2023, general and administrative expenses totaled $64.3 million compared to $81.2 million for the year ended December 31, 2022. The decrease of $16.9 million was primarily due to a decrease of $4.4 million for sales tax due to the absence of a reserve in the current year, a $4.0 million decrease in stock-based compensation, a $2.0 million decrease in professional fees, and an $8.8 million decrease in payroll expense, partially offset by a $2.9 million increase in amortization of content production costs.
Depreciation and amortization
During the year ended December 31, 2023, we recognized depreciation and amortization expenses of $36.5 million compared to $36.7 million during the year ended December 31, 2022. The decrease of $0.2 million is primarily related to the full amortization of certain intangible assets in prior periods offset by an increase in amortization from the capitalization of internal use assets and the purchase of intangible assets.
Other income (expense)
During the year ended December 31, 2023, we recognized $4.6 million of other expense (net) compared to $14.9 million of other expense (net) during the year ended December 31, 2022. The decrease of $10.2 million is primarily related to a $1.6 million gain on extinguishment of debt in 2023, an increase in interest income of $8.5 million due to an increase in cash invested in interest-bearing accounts, and a decrease in interest expense of $0.5 million due to the repurchase of convertible notes.

Income tax benefit
During the year ended December 31, 2023, we recognized an income tax benefit of $0.9 million compared to $1.7 million during the year ended December 31, 2022. The decrease of $0.8 million in the income tax benefit is primarily due to the change in the valuation allowance resulting from our inability to fully recognize the future tax benefits on current year losses.
Net income (loss) from discontinued operations, net of tax
During the year ended December 31, 2023, we recognized net income from discontinued operations of $5.2 million compared to a net loss of $136.9 million during the year ended December 31, 2022. The net income in 2023 is due to a gain on the settlement and remeasurement of certain liabilities. The net loss in 2022 is due to the discontinuance of the operations of our wagering business in October 2022.

Results of Operations for the Years Ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Revenues
Subscription	$905,886	$564,441
Advertising	101,739	73,749
Other	1,071	180
Total revenues	1,008,696	638,370
Operating expenses
Subscriber related expenses	976,415	593,241
Broadcasting and transmission	73,377	55,563
Sales and marketing	183,615	135,720
Technology and development	69,264	55,418
General and administrative	81,151	89,039
Depreciation and amortization	36,731	37,666
Total operating expenses	1,420,553	966,647
Operating loss	(411,857)	(328,277)

Other income (expense)
Interest expense	(14,194)	(13,451)
Interest income	2,498	—
Amortization of debt discount	(2,476)	(14,928)
Gain (loss) on extinguishment of debt	—	(380)
Change in fair value of warrant liabilities	(1,701)	2,659
Other income (expense)	1,019	(90)
Total other expense	(14,854)	(26,190)
Loss from continuing operations before income taxes	(426,711)	(354,467)
Income tax benefit	1,666	2,681
Net loss from continuing operations	(425,045)	(351,786)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	(136,874)	(31,177)
Income tax	—	—
Net income (loss) from discontinued operations	(136,874)	(31,177)

Net loss	(561,919)	(382,963)

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
Other income (expense)
During the year ended December 31, 2022, we recognized $14.9 million of other expense (net) compared to $26.2 million of other expense (net) during the year ended December 31, 2021. The decrease of $11.3 million is primarily related to a $4.4 million reduction in the change in fair value of warrant liabilities, a $0.4 million decrease in loss on extinguishment of debt, and an increase in interest income of $2.5 million, partially offset by an increase of $12.5 million in amortization of debt discount and a decrease of $0.7 million of interest expense.

Income tax benefit
During the year ended December 31, 2022, we recognized an income tax benefit of $1.7 million compared to $2.7 million during the year ended December 31, 2021. The decrease of $1.0 million in the income tax benefit is primarily due to the change in the valuation allowance resulting from our inability recognize the future tax benefits on current year losses.
Net income (loss) from discontinued operations, net of tax
During the year ended December 31, 2022, we recognized a net loss from discontinued operations of $136.9 compared to $31.2 million during the year ended December 31, 2021. The change of $105.7 million is primarily due to an increase in the operating expenses of the wagering business and a charge for the impairment of goodwill, intangible assets and other assets.

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
As of December 31, 2023 and 2022, we had approximately 1.6 million and 1.4 million paid subscribers in the United States and Canada ("North America" or "NA"), respectively. We had approximately 0.4 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of December 31, 2023 and 2022, respectively.
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
Our NA ARPU was $82.25 and $72.74 for the years ended December 31, 2023 and 2022, respectively. Our ROW ARPU was $6.82 and $6.14 for the year ended December 31, 2023 and 2022.
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
Our gross profit was $86.1 million and $(41.1) million for the years ended December 31, 2023 and 2022, respectively. Our gross margin was 6.3% and (4.1)% for the same periods, respectively.

The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU:

	Years Ended December 31,
	2023	2022
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$1,249,579	$905,886
Advertising Revenue (GAAP)	115,370	101,739
(Subtract):
ROW Subscription Revenue	(31,674)	(23,207)
ROW Advertising Revenue	(1,123)	(1,134)
Total	1,332,152	983,284
Divide:
Average Subscribers (North America)	1,349,647	1,126,461
Months in Period	12	12
North America Monthly Average Revenue per User (NA ARPU)	$82.25	$72.74
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU:

	Years Ended December 31,
	2023	2022
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$1,249,579	$905,886
Advertising Revenue (GAAP)	115,370	$101,739
(Subtract):
North America Subscription Revenue	(1,217,905)	(882,679)
North America Advertising Revenue	(114,247)	(100,605)
Total	32,797	24,341
Divide:
Average Subscribers (ROW)	401,009	330,222
Months in Period	12	12
ROW Monthly Average Revenue per User (ROW ARPU)	$6.82	$6.14

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 16 in the accompanying consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of December 31, 2023, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.
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
In February 2021, we raised $389.4 million, net of offering expenses, through the sale of $402.5 million aggregate principal amount of 3.25% senior convertible notes due 2026 (the "2026 Notes"). The 2026 Notes bear interest at a rate of 3.25% per annum, payable semi-annually each year. In October 2023, the Company repurchased $5.0 million principal amount of the 2026 Notes for $3.3 million. In January 2024, we exchanged (the "Exchange") $205.8 million principal amount of the 2026 Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Notes”). Upon completion of the Exchange, the aggregate principal amount of the 2026 Notes outstanding is $191.7 million, and the aggregate principal amount of the 2029 Notes outstanding is $177.5 million. At our election for any interest period, the 2029 Notes will bear interest at a rate of (i) 7.50% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.00% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually each year.
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
During the year ended December 31, 2023, we sold 81,694,729 shares of our common stock under the 2021 Form S-3 and the ATM Program, resulting in net proceeds of approximately $116.9 million, after deducting agent commissions and issuance costs. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $251.4 million.
As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we have incurred immaterial cash charges to date and may incur further cash charges, the amount and timing of which cannot be estimated at this time.
Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Annual Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. Subject to market conditions, we also may opportunistically choose to raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.

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
Cash Flows (in thousands)

	Year Ended December 31,
	2023	2022	2021
Continuing operations:
Net cash used in operating activities	(173,045)	(289,786)	(171,896)
Net cash used in investing activities	(25,417)	(5,987)	(30,377)
Net cash provided by financing activities	111,233	296,270	511,958
Discontinued operations
Net cash used in operating activities	(4,577)	(26,915)	(24,031)
Net cash used in investing activities	—	(6,436)	(45,795)

Net increase in cash, cash equivalents and restricted cash	(91,806)	(32,854)	239,859
Continuing Operations
Operating Activities
For the year ended December 31, 2023, net cash used in operating activities was $173.0 million, which consisted of our net loss of $293.1, adjusted for non-cash movements of $91.5 million. The non-cash movements consist primarily of $36.5 million of depreciation and amortization expenses, $51.2 million of stock-based compensation, $2.6 million of amortization of debt discounts, $3.1 million amortization of right of use assets and $1.6 million gain on extinguishment of debt. Changes in operating assets and liabilities resulted in cash inflows of approximately $28.6 million, primarily due to a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $56.0 million due to timing of payments and a net increase in deferred revenue of $24.8 million, partially offset by increases in accounts receivable of $36.2 million and prepaid expenses, prepaid sports rights and other assets of $16.0 million.

For the year ended December 31, 2022, net cash used in operating activities was $289.8 million, which consisted primarily of our net loss of $425.0 million, adjusted for non-cash movements of $95.9 million. The non-cash movements consist primarily of $36.7 million of depreciation and amortization expenses, $52.5 million of stock-based compensation, $2.5 million of amortization of debt discounts and $3.1 million amortization of right of use assets, partially offset by $1.7 million of change in fair value of warrant liability. Changes in operating assets and liabilities resulted in cash inflows of approximately $39.3 million, primarily due to a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $63.3 million due to timing of payments and a net increase in deferred revenue of $21.1 million, partially offset by increases in accounts receivable of $9.8 million and prepaid expenses, prepaid sports rights and other assets of $35.3 million.
For the year ended December 31, 2021, net cash used in operating activities was $171.9 million, which consisted primarily of our net loss of $351.8 million, adjusted for non-cash movements of $102.3 million. The non-cash movements consist primarily of $37.7 million of depreciation and amortization expenses, $53.2 million of stock-based compensation, $14.9 million of amortization of debt discounts and $1.0 million amortization of right of use assets, partially offset by $2.7 million of change in fair value of warrant liability and $2.7 million of deferred income tax benefit. Changes in operating assets and liabilities resulted in cash inflows of approximately $77.6 million, primarily due to a net increase in accounts payable, accrued expenses and other current and long-term liabilities of $73.4 million due to timing of payments and a net increase in deferred revenue of $26.1 million, partially offset by increases in accounts receivable of $15.0 million and prepaid expenses, prepaid sports rights and other assets of $6.8 million.
Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $25.4 million, which primarily consisted of $1.1 million of capital expenditures, $17.3 million for capitalized internal use software, $3.6 million for purchase of software licenses and a $3.5 million strategic investment.
For the year ended December 31, 2022, net cash used in investing activities was $6.0 million, which primarily consisted of $1.1 million of capital expenditures, and $4.9 million for capitalized internal use software.
For the year ended December 31, 2021, net cash used in investing activities was $30.4 million, which primarily consisted of $3.4 million of capital expenditures, $4.1 million for capitalized internal use software, and $22.9 million for acquisitions.
Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was $111.2 million. The net cash provided is primarily related to approximately $116.9 million of net proceeds received from the “at-the market” offering and $0.4 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by a $3.3 million repurchase of convertible notes and $2.1 million redemption of non-controlling interest.
For the year ended December 31, 2022, net cash provided by financing activities was $296.3 million. The net cash provided is primarily related to approximately $292.1 million of net proceeds received from the “at-the market” offering and $5.8 million of proceeds received from the exercise of stock options and warrants. These proceeds were offset by repayments of $1.7 million of outstanding debt.
For the year ended December 31, 2021 net cash provided by financing activities was $512.0 million. The net cash provided is primarily related to $389.4 million of proceeds received from the issuance of senior convertible notes, $140.4 million of proceeds received from the “at-the market” offering, and $6.8 million from the exercise of stock options and warrants. These proceeds were partially offset by repayments of $24.7 million of outstanding debt.

Discontinued operations
Operating and Investing Activities
For the year ended December 31, 2023, net cash used in operating activities was $4.6 million relating to the settlement of certain liabilities of Fubo Gaming.
For the year ended December 31, 2022, net cash used in operating and investing activities was $26.9 million and $6.4 million, respectively, due to the launch of Fubo Sportsbook in the fourth quarter of 2021. Fubo Sportsbook was terminated in October 2022.
For the year ended December 31, 2021, net cash used in operating and investing activities was $24.0 million and $45.8, respectively, due to the launch of Fubo Sportsbook.
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
We performed our annual impairment test in the fourth quarter of 2023 and concluded that no impairment charges were necessary.

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
Stock-Based Compensation
We recognize stock-based compensation for stock-based awards (including stock options, restricted stock units, and restricted stock awards) in accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Determining the appropriate fair value of stock-based awards requires numerous assumptions, some of which are highly complex and subjective.
Stock-based awards generally vest subject to the satisfaction of service requirements, or the satisfaction of both service requirements and achievement of certain performance conditions or market and service conditions. For stock-based awards that vest subject to the satisfaction of service requirements or market and service conditions, stock-based compensation is measured based on the fair value of the award on the date of grant and is recognized as stock-based compensation on a straight-line basis over the requisite service period. For stock-based awards that have a performance component, stock-based compensation is measured based on the fair value on the grant date and is recognized over the requisite service period as achievement of the performance objective becomes probable.
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
The following assumptions were used in determining the fair value of stock options granted during the year ended December 31, 2023:

Dividend yield	—%
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6 years
There were no stock options granted during the year ended December 31, 2022.
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

Interest Rate Risk
As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $251.4 million. Our cash equivalents are generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of December 31, 2023, we had $405.4 million of outstanding indebtedness on a consolidated basis which included $397.5 million of convertible notes and other notes outstanding with an aggregate principal of approximately $7.9 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.4% and 2.4% of the consolidated amount for the three months and year ended December 31, 2023, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are the euro and the Canadian dollar. As of December 31, 2023, a hypothetical 10% change in the relative value of the U.S. dollar to other foreign currencies would not have resulted in a material impact on our consolidated financial statements.
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
B.Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
C.Report of Management on Internal Controls over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2023, management completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. KPMG, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included below.
D.Audit Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
fuboTV Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited fuboTV Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 4, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
March 4, 2024

E.Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.

(b) During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)(1)Financial Statements.
The following documents are included on pages F-1 through F-47 attached hereto and are filed as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.
(a)(2)Financial Statement Schedules.
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(a)(3)Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	3/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	8/5/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	8/5/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	3/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	1/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	6/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	6/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	7/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	3/6/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/5/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	8/6/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	9/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	3/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	3/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	7/6/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	7/6/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	7/6/2020

3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	7/6/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	7/6/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	7/6/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	8/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	8/5/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	8/7/2023
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	3/2/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	3/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	7/6/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	2/2/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	2/2/2021
4.5	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	1/2/2024
4.6	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.5)	8-K	001-39590	4.2	1/2/2024
4.7	Registration Rights Agreement, dated as of January 2, 2024, between fuboTV Inc. and certain affiliates and related funds of Mudrick Capital Management, L.P.	8-K	001-39590	99.2	1/2/2024
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1†	fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.2	7/6/2020
10.2†	Form of Stock Option Agreement under the fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.3	7/6/2020

10.3†	fuboTV Inc. 2020 Equity Incentive Plan, as amended and restated	8-K	001-39590	10.1	6/20/2023
10.4†	Form of Stock Option Agreement under the fuboTV Inc. 2020 Equity Incentive Plan, as amended	10-K	001-39590	10.4	3/1/2022
10.5†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (standard)	10-K	001-39590	10.5	3/1/2022
10.6†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (key employees)	10-K	001-39590	10.6	3/1/2022
10.7†	Form of Performance Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended	8-K	001-39590	10.2	5/8/2023
10.8†	fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	8/8/2022
10.9†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	8/8/2022
10.10†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	8/8/2022
10.11†	Form of Stock Option Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	8/8/2022
10.12†	fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	8/7/2023
10.13†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	8/7/2023
10.14†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	8/7/2023
10.15†	Form of Stock Option Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	8/7/2023
10.16†	Form of Indemnification Agreement by and between fuboTV Inc. and its directors and officers	8-K	000-55353	10.2	4/7/2020
10.17†	Employment Agreement, by and between David Gandler and the Company, dated May 4, 2023.	8-K	001-39590	10.1	5/8/2023
10.18	Lease dated February 23, 2021 by and among fuboTV Inc. and HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC	8-K	001-39590	10.1	3/3/2021

10.19	fuboTV Inc. Outside Director Compensation Policy	10-Q	001-39590	10.6	11/3/2023
10.20	Consulting Agreement by and between the Company and Ignacio Figueras dated as of November 25, 2020	10-K	001-39590	10.23	3/25/2021
10.21†	Offer Letter, dated as of January 3, 2022, by and between fuboTV Inc. and John Janedis	10-K	001-39590	10.15	3/1/2022
10.22†	Executive Severance Plan	10-Q	001-39590	10.5	11/3/2023
10.23	Form of Purchase Agreement, by and between the Company and the Purchaser	10-Q	000-55353	10.31	7/6/2020
10.24	Sales Agreement, dated August 4, 2022, by and between fuboTV Inc., Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC.	8-K	001-39590	10.10	8/5/2022
10.25	Exchange Agreement, dated as of December 29, 2023, between fuboTV Inc. and certain affiliates and related funds of Mudrick Capital Management, L.P.	8-K	001-39590	10.1	1/2/2024
21.1	List of Significant Subsidiaries of fuboTV Inc.	10-K	001-39590	21.1	2/27/2023
23.1	Consent of KPMG LLP, independent auditor					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	FuboTV Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUBOTV INC.

Dated: March 4, 2024	By:	/s/ David Gandler
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

Signature	Title	Date

/s/ David Gandler	Chief Executive Officer and Director	March 4, 2024
David Gandler	(principal executive officer)

/s/ John Janedis	Chief Financial Officer	March 4, 2024
John Janedis	(principal financial officer and principal accounting officer)

/s/ Edgar Bronfman, Jr.	Executive Chairman and Director	March 4, 2024
Edgar Bronfman, Jr.

/s/ Ignacio Figueras	Director	March 4, 2024
Ignacio Figueras

/s/ Julie Haddon	Director	March 4, 2024
Julie Haddon

/s/ Daniel Leff	Director	March 4, 2024
Daniel Leff

/s/ Laura Onopchenko	Director	March 4, 2024
Laura Onopchenko

/s/ Pär-Jörgen Pärson	Director	March 4, 2024
Pär-Jörgen Pärson

fuboTV Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
fuboTV Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of fuboTV Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over subscriber related expenses
As discussed in Note 3 to the consolidated financial statements, the Company recorded $1,213.3 million of subscriber related expenses during the year ended December 31, 2023, which primarily related to costs for affiliate distribution rights related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers.

We identified the evaluation of the sufficiency of audit evidence over subscriber related expenses related to affiliate distribution rights as a critical audit matter. This matter required subjective auditor judgment given the nature of audit evidence over the completeness and accuracy of the subscriber data used in the determination of affiliate distribution rights expense.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriber related expenses related to the cost for affiliate distribution rights. We evaluated the design and tested the operating effectiveness of certain internal controls over the recognition of costs related to affiliate distribution rights. This included controls related to the completeness and accuracy of the subscriber data used in the affiliate distribution rights computations, including relevant general and application information technology controls. We developed an expectation of subscriber related expenses related to affiliate distribution rights based upon the change in average monthly subscribers per monthly subscriber count reports and the contractual rate per the affiliate distribution rights agreements and compared the amounts recorded to our expectation. We evaluated the completeness and accuracy of monthly subscriber count reports by validating whether certain subscribers were appropriately included or excluded from the monthly subscriber count reports based on underlying supporting documentation. We evaluated the sufficiency of audit evidence obtained over subscriber related expenses related to affiliate distribution rights by assessing the results of procedures performed, including the appropriateness of the nature of such evidence.
/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 4, 2024

fuboTV Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share information)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$245,278	$337,087
Accounts receivable, net	80,299	43,996
Prepaid sports rights	39,911	37,668
Prepaid and other current assets	20,804	13,508
Assets of discontinued operations	462	4,643
Total current assets	386,754	436,902

Property and equipment, net	4,835	4,975
Restricted cash	6,142	6,139
Intangible assets, net	158,448	171,832
Goodwill	622,818	618,506
Right-of-use assets	35,825	35,888
Other non-current assets	17,818	3,532
Total assets	$1,232,640	$1,277,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,311	$66,952
Accrued expenses and other current liabilities	320,041	264,415
Notes payable	6,323	5,687
Deferred revenue	90,203	65,370
Long-term borrowings - current portion	1,612	1,986
Current portion of lease liabilities	5,247	1,763
Liabilities of discontinued operations	19,608	32,581
Total current liabilities	517,345	438,754

Convertible notes, net of discount	391,748	394,094
Deferred tax liabilities	—	765
Lease liabilities	38,087	39,266
Other long-term liabilities	1,635	1,565
Total liabilities	948,815	874,444

COMMITMENTS AND CONTINGENCIES (Note 16)

Redeemable non-controlling interest	—	1,648

Shareholders’ equity:
Common stock par value $0.0001: 800,000,000 shares authorized; 299,215,160 and 209,684,548 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	30	21
Additional paid-in capital	2,136,870	1,972,006
Accumulated deficit	(1,845,542)	(1,558,088)
Non-controlling interest	(11,751)	(11,662)
Accumulated other comprehensive income	4,218	(595)
Total shareholders’ equity	283,825	401,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY	$1,232,640	$1,277,774
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Subscription	$1,249,579	$905,886	$564,441
Advertising	115,370	101,739	73,749
Other	3,276	1,071	180
Total revenues	1,368,225	1,008,696	638,370
Operating expenses
Subscriber related expenses	1,213,253	976,415	593,241
Broadcasting and transmission	68,824	73,377	55,563
Sales and marketing	207,045	183,615	135,720
Technology and development	67,675	69,264	55,418
General and administrative	64,282	81,151	89,039
Depreciation and amortization	36,496	36,731	37,666
Total operating expenses	1,657,575	1,420,553	966,647
Operating loss	(289,350)	(411,857)	(328,277)

Other income (expense)
Interest expense	(13,712)	(14,194)	(13,451)
Interest income	10,971	2,498	—
Amortization of debt discount	(2,574)	(2,476)	(14,928)
Gain (loss) on extinguishment of debt	1,607	—	(380)
Change in fair value of warrant liabilities	—	(1,701)	2,659
Other income (expense)	(923)	1,019	(90)
Total other expense	(4,631)	(14,854)	(26,190)

Loss from continuing operations before income taxes	(293,981)	(426,711)	(354,467)
Income tax benefit	879	1,666	2,681
Net loss from continuing operations	(293,102)	(425,045)	(351,786)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	5,185	(136,874)	(31,177)
Income tax	—	—	—
Net income (loss) from discontinued operations	5,185	(136,874)	(31,177)

Net loss	(287,917)	(561,919)	(382,963)

Less: Net loss attributable to non-controlling interest	463	442	126
Net loss attributable to common shareholders	$(287,454)	$(561,477)	$(382,837)

fuboTV Inc.
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2023	2022	2021

Other comprehensive income (loss)
Foreign currency translation adjustment	4,822	(767)	172
Comprehensive loss attributable to common shareholders	$(282,632)	$(562,244)	$(382,665)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(1.06)	$(2.33)	$(2.56)
Basic and diluted income (loss) per share from discontinued operations	$0.02	$(0.75)	$(0.23)
Basic and diluted loss per share	$(1.04)	$(3.08)	$(2.78)
Weighted average shares outstanding:
Basic and diluted	276,282,572	182,472,069	137,498,077
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2023, 2022 and 2021
(in thousands except for share information)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest -	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020 (As restated)	23,219,613	$406,665	92,490,768	$9	$853,824	(800,000)	$—	$(626,456)	—	$(11,094)	$622,948
Conversion of Series AA Preferred Stock	(23,219,613)	(406,665)	46,439,226	5	406,660	—	—	—	—	—	—
Issuance of common stock in connection with Molotov acquisition	—	—	5,690,669	1	98,790	—	—	—	—	—	98,791
Issuance of common stock in connection with Edisn acquisition	—	—	287,768	—	8,262	—	—	—	—	—	8,262
Issuance of common stock/At-the-market offering, net of offering costs	—	—	5,338,607	1	140,394	—	—	—	—	—	140,395
Exercise of warrants	—	—	1,598,234	—	19,991	—	—	—	—	—	19,991
Issuance of treasury stock in connection with acquisitions	—	—	—	—	8,538	800,000	—	—	—	—	8,538
Recognition of debt discount on 2026 Convertible Notes	—	—	—	—	87,946	—	—	—	—	—	87,946
Exercise of stock options	—	—	2,203,381	—	3,013	—	—	—	—	—	3,013
Delivery of common stock underlying restricted stock units	—	—	91,580	—	—	—	—	—	—	—	—
Shares repurchased in connection with separation agreement	—	—	(166,599)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	63,796	—	—	—	—	—	63,796
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	172	—	172
Other	—	—	(22,739)	—	(8)	—	—	—	—	—	(8)
Net loss attributable to common shareholders	—	—	—	—	—	—	—	(382,837)	—	(126)	(382,963)
Balance at December 31, 2021	—	$—	153,950,895	$16	$1,691,206	$—	$—	$(1,009,293)	$172	$(11,220)	$670,881
Issuance of common stock/At-the-market offering, net of offering costs	—	—	50,620,577	5	292,150	—	—	—	—	—	292,155
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	—	(87,946)	—	—	12,682	—	—	(75,264)
Exercise of common stock warrants	—	—	540,541	—	10,249	—	—	—	—	—	10,249
Exercise of stock options	—	—	616,304	—	829	—	—	—	—	—	829
Delivery of common stock underlying restricted stock units	—	—	1,956,231	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	2,000,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	65,518	—	—	—	—	—	65,518
Molotov non-controlling interest	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(767)	—	(767)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(442)	(442)
Net loss attributable to common shareholders	—	—	—	—	—	—	—	(561,477)	—	—	(561,477)
Balance at December 31, 2022	—	$—	209,684,548	$21	$1,972,006	$—	$—	$(1,558,088)	$(595)	$(11,662)	$401,682

fuboTV Inc.
Consolidated Statements of Shareholders’ Equity (Continued)
For the years ended December 31, 2023, 2022 and 2021
(in thousands except for share information)

	Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest -	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	209,684,548	$21	$1,972,006	$—	$—	$(1,558,088)	$(595)	$(11,662)	$401,682
Issuance of common stock/At-the-market offering, net of offering costs	—	$—	81,694,729	8	116,881	—	—	—	—	—	116,889
Exercise of stock options	—	—	339,842	—	373	—	—	—	—	—	373
Delivery of common stock underlying restricted stock units	—	—	3,729,918	—	—	—	—	—	—	—	—
Cancellation of escrow shares in connection with Edisn acquisition	—	—	(12,595)	—	(344)	—	—	—	—	—	(344)
Issuance of restricted stock	—	—	3,778,718	1	4,198	—	—	—	—	—	4,199
Stock-based compensation	—	—	—	—	44,620	—	—	—	—	—	44,620
Molotov non-controlling interest	—	—	—	—	(864)	—	—	—	(9)	374	(499)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,822	—	4,822
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(463)	(463)
Net loss attributable to common shareholders	—	—	—	—	—	—	—	(287,454)	—	—	(287,454)
Balance at December 31, 2023	—	$—	299,215,160	$30	$2,136,870	$—	$—	$(1,845,542)	$4,218	$(11,751)	$283,825
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Cash Flows
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(287,917)	$(561,919)	$(382,963)
Less: Income (Loss) from discontinued operations, net of tax	5,185	(136,874)	(31,177)
Net loss from continuing operations	(293,102)	(425,045)	(351,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,496	36,731	37,666
Stock-based compensation	51,215	52,454	53,150
(Gain)loss on extinguishment of debt	(1,607)	—	380
Amortization of debt discount	2,574	2,476	14,928
Deferred income tax benefit	(995)	(1,666)	(2,681)
Change in fair value of warrant liabilities	—	1,701	(2,659)
Amortization of right-of-use assets	3,126	3,078	954
Other adjustments	695	1,155	583
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	(36,200)	(9,778)	(15,047)
Prepaid expenses and other assets	(14,498)	(950)	(3,554)
Prepaid sports rights	(1,525)	(34,384)	(3,284)
Accounts payable	6,635	12,014	8,727
Accrued expenses and other liabilities	52,180	50,116	64,792
Deferred revenue	24,774	21,102	26,055
Lease liabilities	(2,813)	1,210	(120)
Net cash used in operating activities - continuing operations	(173,045)	(289,786)	(171,896)
Net cash used in operating activities - discontinued operations	(4,577)	(26,915)	(24,031)
Net cash used in operating activities	(177,622)	(316,701)	(195,927)

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(22,894)
Purchases of short-term investments	—	(100,000)	—
Proceeds from maturity of short-term investments	—	100,000	—
Purchases of property and equipment	(1,071)	(1,130)	(3,409)
Proceeds from sale of property and equipment	28	—	—
Capitalization of internal use software	(17,282)	(4,857)	(4,074)
Purchase of intangible assets	(3,592)	—	—
Purchase of strategic investment	(3,500)	—	—
Net cash used in investing activities - continuing operations	(25,417)	(5,987)	(30,377)
Net cash used in investing activities - discontinued operations	—	(6,436)	(45,795)
Net cash used in investing activities	(25,417)	(12,423)	(76,172)

fuboTV Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	116,886	292,123	140,446
Redemption of non-controlling interest	(2,147)	—	—
Proceeds from convertible note, net of issuance costs	—	—	389,446
Repurchase of convertible notes	(3,313)	—	—
Vested restricted stock units settled for cash	(125)	—	—
Proceeds from exercise of stock options	373	829	3,013
Proceeds from the exercise of warrants	—	5,000	3,762
Repayments of notes payable and long-term borrowings	(441)	(1,682)	(24,709)
Net cash provided by financing activities - continuing operations	111,233	296,270	511,958
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	111,233	296,270	511,958

Net increase (decrease) in cash, cash equivalents and restricted cash	(91,806)	(32,854)	239,859
Cash, cash equivalents and restricted cash at beginning of period	343,226	376,080	136,221
Cash, cash equivalents and restricted cash at end of period	$251,420	$343,226	$376,080

Supplemental disclosure of cash flows information:
Interest paid	$13,169	$13,786	$8,017
Income tax paid	258	—	—

Non cash financing and investing activities:
Conversion of Series AA preferred stock to common stock	$—	$—	$406,665
Issuance of common stock in connection with acquisitions	$—	$—	$107,053
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$—	$75,264	$—
Strategic investment - marketing commitment	$4,000
Issuance of treasury stock in connection with acquisitions	$—	$—	$8,538
Cashless exercise of warrants	$—	$5,249	$16,480
Unpaid intangible assets included in accounts payable	$540	$—	$—
Unpaid financing costs included in accounts payable	$15	$18	$51
Unpaid property and equipment included in accounts payable	$12	$—	$—

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
During the year ended December 31, 2022, the Company ceased operation of its business-to-consumer online sports wagering business ("Fubo Sportsbook") in connection with the dissolution of Fubo Gaming Inc. ("Fubo Gaming") (see Note 4).
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $251.4 million (excluding discontinued operations), working capital deficit of $111.4 million (excluding discontinued operations) and an accumulated deficit of $1,845.5 million as of December 31, 2023. The Company incurred a net loss from continuing operations of $293.1 million for the year ended December 31, 2023. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
As discussed further in Note 14, during the year ended December 31, 2023, the Company received net proceeds of approximately $116.9 million (after deducting $2.8 million in commissions and expenses) from sales of 81,694,729 shares of its common stock, at a weighted average gross sales price of $1.46 per share, pursuant to at-the-market sales agreement with its sales agents.
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements.

In addition to the foregoing, the Company cannot predict the potential impact on its development timelines, revenue levels and its liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators, which depend on factors beyond the Company's knowledge or control. Based upon the Company’s current assessment, it does not expect the impact of macroeconomic factors to materially impact the Company’s operations. However, the Company is continuing to assess the impact that the macroeconomic factors may have on its operations, financial condition and liquidity.
Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries, its non-wholly owned subsidiaries where the Company has a controlling interest and variable interest entities ("VIE") formed in connection with the Company's collaboration with Maximum Effort on the launch and distribution of the Maximum Effort Channel, and production and development of original programming (the "MEC Entities"). Generally accepted accounting principles require that if an entity is the primary beneficiary of a VIE, the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. The primary beneficiary is the party that has both of the following: (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb the losses or rights to receive the benefits of the entity that could potentially be significant to the VIE. The Company considers itself to be the primary beneficiary of the MEC Entities and accordingly, has consolidated these entities since their formation in 2023, with the equity interests of the unaffiliated investors presented as non-controlling interests in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).
At December 31, 2023, $13.5 million of the VIE's assets and $3.0 million of its liabilities are reflected in the Company's consolidated balance sheet.
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. As discussed in Note 1, the Company ceased operations of Fubo Sportsbook in connection with the dissolution of Fubo Gaming in October 2022. Consequently, the wagering reportable segment has been eliminated. Subsequent to the dissolution of Fubo Gaming, the CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of December 31, 2023, the streaming business.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$245,278	$337,087
Restricted cash	6,142	6,139
Total cash and cash equivalents and restricted cash	$251,420	$343,226
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

Accounts Receivable, net
The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts. The Company’s accounts receivable balance consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for credit losses was not necessary as of December 31, 2023 and 2022.
No individual customer accounted for more than 10% of revenue for the year ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022, one customer accounted for more than 10% of accounts receivable.
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
Licensed Content
The Company entered into various license agreements to obtain rights to certain live sports events. Costs incurred in acquiring certain rights to live sporting events are accounted for in accordance with ASC 920, Entertainment—Broadcasters (“ASC 920”). These program rights are recorded in subscriber related expenses in a manner consistent with how it expects to monetize the licensed content, which is primarily based on subscription revenue.
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
In August 2022, the Company initiated a strategic review of Fubo Sportsbook, and in October 2022 ceased operations of Fubo Sportsbook in connection with the dissolution of Fubo Gaming. For the year ended December 31, 2022, the Company determined the carrying value of the asset groups, within Fubo Sportsbook, exceeded future undiscounted cash flows. The Company then calculated the fair value of the asset groups as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value in certain instances. Based on this analysis, the Company recognized an aggregate non-cash impairment charge of $76.7 million which represented substantially all of the long-lived assets of Fubo Sportsbook (see Note 4) which is recorded in loss from discontinued operations in the consolidated statement of operations and comprehensive loss.

Exit and Disposal Costs
The Company accounts for exit or disposal activities, including termination of a line of business or restructuring, in accordance with ASC 420 , Exit or Disposal Cost Obligations. The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Under ASC 420, a liability for a cost associated with an exit or disposal activity is measured at its fair value and recognized as incurred. Business restructuring charges may include (i) contract termination costs and (ii) other related costs associated with exit or disposal activities. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. The Company estimates the fair value using a probability-weighted cash flow approach. A subsequent change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change. During the year ended December 31, 2022, the Company recognized liabilities in connection with the dissolution of Fubo Gaming (See Note 4), including termination of certain contracts and severance and other employee related costs. Such amounts were updated during the year ended December 31, 2023 to reflect settlements with certain vendors and a remeasurement of certain liabilities that were recorded in the prior year.
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
Intangible Assets, net
The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	2 years
Trade names	2-9 years
Capitalized internal use software	3 years
Software and technology	3-9 years
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
Non-Controlling Interest
Non-controlling interest as of December 31, 2023 and 2022 represents Pulse Evolution Corp. shareholders who retained an aggregate 23.4% interest in that entity following the Company's acquisition of Evolution AI Corporation, and Maximum Effort Productions, LLC and MEP FTV Holdings, LLC 50.0% interest in the MEC Entities. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.

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
Revenue From Contracts With Customers
The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
In 2023, the Company generated revenue from the following sources:
1.Subscriptions – The Company sells various subscription plans through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card primarily on a monthly basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to the customers, which is ratably over the subscription period. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations and comprehensive loss. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.
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
3.Other revenue – Other revenue consists of distribution fees and commissions earned on sales through a channel distribution platform. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the customers.
Subscriber Related Expenses
Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers. Subscriber related expenses also include credit card and payment processing fees for subscription revenue, customer service, certain employee compensation and benefits, cloud computing, streaming, and facility costs. The Company receives advertising spots from television networks for sale to advertisers as part of the affiliate distribution agreements. Subscriber related expenses totaled $1,213.3 million, $976.4 million and $593.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Broadcasting and Transmission
Broadcasting and transmission expenses are charged to operations as incurred and consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscriber.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $151.0 million, $133.2 million and $111.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Basic loss per share:
Loss from continuing operations	$(293,102)	$(425,045)	$(351,786)
Less: net loss attributable to non-controlling interest	463	442	126
Loss from continuing operations available to common shareholders	(292,639)	(424,603)	(351,660)
Net income (loss) from discontinued operations, net of tax	5,185	(136,874)	(31,177)
Net loss attributable to common shareholders	$(287,454)	$(561,477)	$(382,837)

Shares used in computation:
Weighted-average common shares outstanding	276,282,572	182,472,069	137,498,077
Basic and diluted loss per share from continuing operations	$(1.06)	$(2.33)	$(2.56)
Basic and diluted income (loss) per share from discontinued operations	$0.02	$(0.75)	$(0.23)
Basic and diluted loss per share	$(1.04)	$(3.08)	$(2.78)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022	2021
Warrants to purchase common stock	166,670	166,670	565,544
Stock options	19,028,904	15,517,069	15,908,187
Unvested restricted stock units	22,349,609	14,575,629	4,685,800
Convertible notes variable settlement feature	6,879,543	6,966,078	6,966,078
Total	48,424,726	37,225,446	28,125,609
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
Note 4 - Discontinued Operations
Dissolution of Fubo Gaming
As discussed in Note 1, on October 17, 2022, the Company dissolved its wholly owned subsidiary Fubo Gaming Inc. ("Fubo Gaming"). In connection with the dissolution of Fubo Gaming, the Company concurrently ceased operation of Fubo Sportsbook.
Net income (loss) from Fubo Gaming's discontinued operations consists of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues
Wagering	$—	$(759)	$(20)
Total revenues	—	(759)	(20)
Operating expenses
Sales and marketing	(59)	9,976	6,667
Technology and development	17	9,220	5,095
General and administrative	1,370	28,481	19,146
Depreciation and amortization	158	433	215
Gain on extinguishment and remeasurement of certain liabilities	(6,671)	—	—
Impairment of goodwill, intangible assets, and other long-lived assets, net	—	87,365	—
Total operating expenses	(5,185)	135,475	31,123
Operating income (loss)	5,185	(136,234)	(31,143)

Other income (expense)
Interest expense	—	(598)	—
Other income (expense)	—	(42)	(34)
Total other expense	—	(640)	(34)
Net income (loss) from discontinued operations before income taxes	5,185	(136,874)	(31,177)
Income tax benefit	—	—	—
Net income (loss) from discontinued operations	$5,185	$(136,874)	$(31,177)
During the year ended December 31, 2023, the Company recorded a $6.7 million gain on extinguishment and remeasurement of certain liabilities.
During the year ended December 31, 2022 the Company incurred non-cash impairment charges totaling $87.4 million primarily consisting of prepaid market access agreements, intangible assets and goodwill.
Included in the table above, during the years ended December 31, 2022 and 2021, the Company recorded $15.9 million and $10.6 million, respectively, of stock-based compensation expense. There was no stock-based compensation expense recorded during the year ended December 31, 2023 pertaining to Fubo Gaming.

During the year ended December 31, 2022, the Company incurred certain immaterial charges in connection with the dissolution, primarily related to severance and other employee-related costs.
The carrying amounts of the major classes of assets and liabilities classified as discontinued operations as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$462	$3,277
Prepaid and other current assets	—	1,366
Total assets - discontinued operations	$462	$4,643

LIABILITIES
Current liabilities
Accounts payable	$2,195	$4,347
Accrued expenses and other current liabilities	17,413	25,787
Lease liabilities	—	2,447
Total liabilities - discontinued operations	$19,608	$32,581
As of December 31, 2023 and 2022, the Company's accrued expenses and other current liabilities of its discontinued operations included $17.4 million and $24.7 million, respectively, primarily related to contract termination costs.
Note 5 - Acquisitions
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
The estimated useful lives and fair value of the intangible assets acquired are as follows (in thousands):

	Estimated Useful Life (in Years)	Fair Value
Customer relationships	2	$9,271
Trade name	2	679
Software and technology	6	8,479
Total		$18,429

Note 6 - Revenue from Contracts with Customers
Disaggregated revenue
The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Years Ended December 31,
	2023	2022	2021
Subscription	$1,249,579	$905,886	$564,441
Advertising	115,370	101,739	73,749
Other	3,276	1,071	180
Total revenues	$1,368,225	$1,008,696	$638,370
The following tables summarize subscription revenue and advertising revenue by region for the year ended December 31, 2023, 2022 and 2021 (in thousands):
Subscription

	Years Ended December 31,
	2023	2022	2021
United States and Canada (North America)	$1,217,905	$882,679	$562,991
Rest of world	31,674	23,207	1,450
Total subscription revenues	$1,249,579	$905,886	$564,441
Advertising

	Years Ended December 31,
	2023	2022	2021
United States and Canada (North America)	$114,247	$100,605	$73,538
Rest of world	1,123	1,134	211
Total advertising revenues	$115,370	$101,739	$73,749
Contract balances
For the year ended December 31, 2023, 2022, and 2021, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying consolidated balance sheet as of December 31, 2023 and 2022.
The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of December 31, 2023 and 2022, the Company’s contract liabilities totaled $90.2 million and $65.4 million, respectively, and are recorded as deferred revenue on the accompanying consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

Note 7 - Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

		December 31,
	Useful Lives (Years)	2023	2022
Furniture and fixtures	7	$532	$441
Computer equipment	3 - 5	3,949	2,922
Leasehold improvements	Term of lease	5,302	5,136
		9,783	8,499
Less: Accumulated depreciation		(4,948)	(3,524)
Total property and equipment, net		$4,835	$4,975
Depreciation expense totaled $1.5 million, $1.2 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Note 8 - Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets at December 31, 2023 and 2022 (in thousands):

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	—	$32,729	$(32,729)	$—
Trade names	2-9	5.2	38,859	(16,578)	22,281
Capitalized internal use software	3	2.3	25,770	(5,893)	19,877
Software and technology	3-9	5.1	196,136	(79,846)	116,290
Total			$293,494	$(135,046)	$158,448

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2022
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	1.2	$32,433	$(28,421)	$4,012
Trade names	2-9	6.1	38,837	(12,018)	26,819
Capitalized internal use software	3	2.4	8,487	(1,757)	6,730
Software and technology	3-9	6.1	191,735	(57,464)	134,271
Total			$271,492	$(99,660)	$171,832
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense of $35.0 million, $35.5 million, and $36.9 million for the years ended December 31, 2023, 2022 and 2021 including amortization related to impaired intangible assets. Intangible assets includes an impairment charge of $100.3 million related to the historical Facebank reporting unit.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2024	35,478
2025	33,661
2026	31,277
2027	26,823
2028	25,100
Thereafter	6,109
Total	$158,448
Goodwill
The following table is a summary of the changes to goodwill for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Beginning balance	$618,506	$619,587
Molotov acquisition	—	(497)
Foreign currency translation adjustment	4,312	(584)
Ending balance	$622,818	$618,506
As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an interim impairment test of its goodwill and long-lived assets as of June 30, 2022. The results of the assessment indicated there was no impairment to the streaming business.
The Company performed its annual test for goodwill impairment for the streaming reporting unit as of October 1, 2023 and 2022. Based on a qualitative analysis, it was determined that it was more likely than not that goodwill was not impaired.
Between October 1, 2022 and December 31, 2022, the Company experienced sustained decreases in its stock price and market capitalization. As a result, the Company conducted an impairment test of its goodwill and long-lived assets as of December 31, 2022. The Company estimated the fair value by weighting results from a market approach and an income approach. Significant assumptions inherent in the valuation methodologies included, but are not limited to, prospective financial information (including revenue growth and subscriber related expenses), a long-term growth rate, discount rate, and comparable multiples from publicly-traded companies in the same industry. The results of the impairment test showed that the fair value of the streaming reporting unit was in excess of its carrying value. Therefore, it was determined that goodwill is not impaired.
The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. The Company’s impairment test as of December 31, 2022 reflected an allocation of 50% and 50% between income and market-based approaches, respectively. The income-based approach also takes into account the future growth and profitability expectations. Significant inputs into the valuation models included the control premium, discount rate, and revenue market multiples as follows:

December 31, 2022
Control premium	35%
Discount rate	31%
Revenue multiples	0.34x - 0.52x
Goodwill includes a cumulative impairment charge of $148.1 million as of December 31, 2023 and 2022 related to the historical Facebank reporting unit.

Note 9 – Accounts Payable, Accrued Expenses and Other Long-Term Liabilities
Accounts payable, accrued expenses and other long-term liabilities are presented below (in thousands):

	December 31,
	2023	2022
Affiliate fees	$266,089	$218,367
Broadcasting and transmission	13,097	15,732
Selling and marketing	33,925	26,907
Accrued compensation	13,218	9,838
Legal and professional fees	3,672	3,712
Sales tax	42,590	37,934
Accrued interest	4,671	4,773
Subscriber related	1,624	3,101
Shares settled liability	5,131	2,860
Other	11,970	9,708
Total	$395,987	$332,932
Note 10 - Income Taxes
The loss before income taxes on continuing operations includes the following components (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
United States	$283,988	$399,941	$346,244
International	9,993	26,770	8,223
Loss before income taxes	$293,981	$426,711	$354,467
The benefit of income taxes on continuing operations for the years ended December 31, 2023, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2023	2022	2021
U.S. Federal
Current	$—	$—	$—
Deferred	620	1,351	2,082
State and local
Current	(116)	—	—
Deferred	145	315	599
Foreign
Current	—	—	—
Deferred	230	—	—
Income tax benefit	$879	$1,666	$2,681

A reconciliation of the statutory federal rate on continuing operations to the Company’s effective tax rate on continuing operations is as follows:

	December 31,
	2023	2022	2021
Federal rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	2.57	0.07	0.17
Other nontaxable of nondeductible items	(0.05)	—	—
Stock-based compensation	(1.33)	(0.67)	(2.25)
Change in fair value of derivative, warrant liability, and gain on extinguishment of convertible notes	—	(0.08)	0.16
Amortization of debt discount	—	(0.67)	—
Foreign rate differential	0.14	0.34	0.13
Effect of changes in tax laws or rates enacted in the current period	(0.83)	—	—
Change in valuation allowance	(21.73)	(18.94)	(18.99)
Other	0.53	(0.66)	0.54
Income tax benefit	0.30%	0.39%	0.76%
The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$366,837	$324,256
Accruals and deferrals	15,115	11,032
Stock-based compensation	16,235	10,225
Interest expense limitation	14,860	13,959
Leasing assets	9,375	9,125
Other	30	49
Total deferred tax assets	422,452	368,646
Less: Valuation allowance	(385,461)	(322,989)
Net deferred tax assets	$36,991	$45,657

Deferred tax liabilities:
Intangible assets	$29,073	$38,929
Property and equipment	7,688	7,391
Deferred state income tax	—	102
Total deferred tax liabilities	$36,761	$46,422

Net deferred tax assets (liabilities)	$230	$(765)

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the weight of available evidence, the Company determined that its U.S., French and Spanish deferred tax assets were not realizable on a more-likely-than-not basis and that a full valuation allowance is required. During the year ended December 31, 2023, the Company's valuation allowance increased by $62.5 million.
As of December 31, 2023, the Company had federal net operating loss carryforwards of $1,381.0 million. These U.S. federal net operating loss carryforward may be subject to a substantial annual limitation under Section 382 due to ownership changes that may have occurred or that could occur in the future. Approximately $88.1 million of the U.S. federal net operating loss carryforwards begin to expire in 2033 to 2037, if not utilized. The remaining $1,292.9 million can be carried forward indefinitely but are only available to offset 80% of future taxable income.
As of December 31, 2023, the Company had state net operating loss carryforwards of $538.5 million. The state net operating loss carryforward of $513.8 million will begin to expire in 2033 through 2043, in varying amounts if not utilized. Approximately $24.7 million can be carried forward indefinitely but are only available to offset 80% of future taxable income.
As of December 31, 2023, the Company had foreign net operating loss carryforwards of $172.6 million. With the exception of the loss carryforwards attributable to the Company’s Indian subsidiary which may be carried for eight years, the foreign net operating loss carryforwards will carryforward indefinitely but are subject to a limitation on the amount that can be used to offset taxable income in a given year.
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
The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on an income tax return. No liability related to uncertain tax positions was required to be recorded in the financial statements as of December 31, 2023 and 2022.
The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in income tax expense in the Company’s consolidated statements of operations and comprehensive loss. The Company had not incurred any material tax interest or penalties as of December 31, 2023 and 2022. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Company is subject to taxation in the United States and various state jurisdictions, France, Spain and India. The Company had been delinquent in filings since December 31, 2014. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2013 through 2023 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2020 to 2023 tax years will remain open for examination by the Spain tax authority for four years starting from the day following the date of termination of the voluntary tax filing period. The Company’s 2020 - 2023 tax years remain open for examination in France. The Company's 2022-2023 tax years are open for examination by the Indian tax authority.
Note 11 - Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowings, and convertible notes as of December 31, 2023 and 2022 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2023
2026 Convertible Notes	3.25%	$397,500	$—	$(5,752)	$391,748
Note payable	10.0%	2,700	3,585	—	6,285
BPi France	2.25%	1,612	—	—	1,612
Other	4.0%	30	8	—	38
		$401,842	$3,593	$(5,752)	$399,683

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2022
2026 Convertible Notes	3.25%	$402,500	$—	$(8,406)	$394,094
Note payable	10.0%	2,700	2,950	—	5,650
BPi France	2.25%	1,986	—	—	1,986
Other	4.0%	30	7	—	37
		$407,216	$2,957	$(8,406)	$401,767
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
During the year ended December 31, 2023, the Company repurchased $5.0 million principal amount of the 2026 Convertible Notes for $3.3 million and recognized a gain on extinguishment of $1.6 million.
During the years ended December 31, 2023, 2022, and 2021, the Company paid $13.1 million, $13.4 million, and $7.0 million, respectively, of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $2.6 million, $2.5 million, and $2.4 million, respectively, which is included in amortization of debt discount in the consolidated statements of operations and comprehensive loss.
As of December 31, 2023 and 2022, the net carrying value of the 2026 Convertible Notes was $391.7 million and $394.1 million, respectively, with unamortized debt discount and issuance costs of $5.8 million and $8.4 million, respectively.
As of December 31, 2023 and 2022, the estimated fair value (Level 2) of the 2026 Convertible Notes was $288.2 million and $183.1 million, respectively.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10.0% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.3 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of December 31, 2023 and 2022, including interest and penalties, is $6.3 million and $5.7 million, respectively, and is included in notes payable on the accompanying consolidated balance sheet.

BPi France
The Company assumed through the acquisition of Molotov in December 2021, $2.4 million in notes bearing interest rates of 2.25% per annum. During the year ended December 31, 2023 and 2022, the Company repaid principal of approximately $0.4 million and $0.4 million, respectively. As of December 31, 2023 and 2022, the principal balance totaled approximately $1.6 million and $2.0 million, respectively, and is included in long-term borrowings-current portion on the accompanying consolidated balance sheet.
Societe Generale
The Company assumed through the acquisition of Molotov in December 2021, $1.3 million in notes bearing interest rates of 0.25%. During the year ended December 31, 2022, the Company repaid principal of $1.3 million.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of December 31, 2023 and 2022, the principal balance and accrued interest totaled approximately $38,000 and $37,000, respectively.
Note 12 – Segments and Geographic Information
The Company ceased operations of Fubo Sportsbook in connection with the dissolution of Fubo Gaming in October 2022. Consequently, the wagering reportable segment has been eliminated. The Company has one operating segment as of December 31, 2023, the streaming business.
The following tables set forth our financial performance by geographical location (in thousands):
Total long-lived assets and rights-of-use assets

	December 31,
	2023	2022
United States	190,113	197,673
Rest of world	8,995	15,022
Total revenue

	December 31,
	2023	2022	2021
United States	$1,309,438	$972,220	$634,065
Rest of world	58,787	36,476	4,305
Total revenue	$1,368,225	$1,008,696	$638,370

Note 13 - Fair Value Measurements
The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	Fair valued measured at December 31, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$205,074	$—	$—	$205,074
Total financial assets at fair value	$205,074	$—	$—	$205,074

	Fair valued measured at December 31, 2022
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$50,010	$—	$—	$50,010
Total financial assets at fair value	$50,010	$—	$—	$50,010

Derivative Financial Instruments
Certain of the Company’s warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) in the consolidated statements of operations and comprehensive loss.
The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the years ended December 31, 2022 and 2021. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant liabilities
Fair value at December 31, 2020	$22,686
Change in fair value	(2,659)
Redemption	(16,479)
Fair value at December 31, 2021	3,548
Change in fair value	1,701
Redemption	(5,249)
Fair value at December 31, 2022	—
There were no warrant liabilities outstanding as of December 31, 2023 and 2022.

Note 14 - Shareholders’ Equity
Authorized Share Capital
The Company amended its articles of incorporation on January 9, 2019 to increase the authorized share capital to 400.0 million shares of common stock.
Common Stock Activity
At-the-Market Sales Agreements
2021 ATM Program
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
2022 ATM Program
On August 4, 2022, the Company entered into an at-the-market sales agreement (the "Sales Agreement," and together with the 2021 Sales Agreement, the "ATM Sales Agreements") with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents (each, a “manager” and together, the “managers”) pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $350.0 million through the managers.
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
During the year ended December 31, 2023 and 2022, the Company received net proceeds of approximately $116.9 million and $292.1 million, respectively (after deducting $2.8 million and $6.6 million in commissions and expenses, respectively) from sales of 81,694,729 and 50,620,577 shares of its common stock, respectively, at a weighted average gross sales price of $1.46 and $5.90 per share, respectively, pursuant to the ATM Sales Agreements. As of December 31, 2023, there was $156.3 million of common stock remaining available for sale under the 2022 Sales Agreement.

Year ended December 31, 2022
Framework Agreement with MEP FTV
On August 2, 2022 (the "MEP Effective Date"), Fubo Studios Inc. (formerly known as Fubo Entertainment Inc.), a subsidiary of the Company, entered into a binding framework agreement (the “MEP Framework Agreement”) with MEP FTV Holdings, LLC (“MEP FTV”) and Maximum Effort Productions, LLC. (“MEP” and, together with MEP FTV, “Maximum Effort”), memorializing the parties’ collaboration on a forthcoming Maximum Effort linear channel and original programming for launch on Fubo. Maximum Effort is a premiere entertainment production company led by Ryan Reynolds and George Dewey. Pursuant to the MEP Framework Agreement, the Company and Maximum Effort desire to work together to (1) develop scripted and unscripted television programs intended for initial distribution on Fubo’s platform (the “MEP Projects”) and (2) create a new television channel with unique content, features and functionality (the “MEP Network”).
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
During the year ended December 31, 2023, the Company issued 3,778,718 shares of restricted common stock in connection with the first anniversary of the MEP Effective Date.
Because shares of the Company’s common stock will be issued as consideration for the MEP Framework Agreement, the Company accounted for the MEP RSA Agreement pursuant to the non-employee guidance in ASC 718, Compensation - Stock Compensation.

Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. As of December 31, 2023, the unrecognized stock-based compensation totaled $0.1 million.
A summary of the Company’s outstanding warrants as of December 31, 2023, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	166,670	$17.40	$—	9.6
Outstanding as of December 31, 2023	166,670	$17.40	$—	8.6
The Company estimated the fair value of the warrants granted during the year ended December 31, 2022 using the Monte Carlo valuation model as follows:

Dividend yield	—
Expected price volatility	107.0%
Risk free interest rate	2.8%
Expected term (years)	10.0
There were no warrants granted during the year ended December 31, 2023.
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

Note 15 - Stock-Based Compensation
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”). On November 20, 2022 and April 20, 2023, the Company amended the 2020 Plan to increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 2,500,000 shares and 17,500,000 shares, respectively. On June 15, 2023, the Company's shareholders approved the amended 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of December 31 2023, there are 7,399,380 shares available for future issuance under the 2020 Plan.
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
On August 7, 2023, the Board approved the adoption of the 2023 Employment Inducement Equity Incentive Plan (the “2023 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The aggregate number of shares of common stock reserved for issuance under the 2023 Inducement Plan is 3,000,000. The 2023 Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of December 31 2023, there are 2,724,451 shares available for future issuance under the 2023 Inducement Plan.
During the years ended December 31, 2023, 2022 and 2021 the Company recognized stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Subscriber related	$211	$144	$71
Sales and marketing	22,886	22,198	7,818
Technology and development	12,024	9,998	13,752
General and administrative	16,094	20,114	31,509
	$51,215	$52,454	$53,150
During the year ended December 31, 2023 and 2022, in connection with the MEP Framework Agreement (See Note 14), the Company recorded approximately $6.5 million and $2.9 million of stock-based compensation expense, respectively, to shares settled liability. As of December 31, 2023 and 2022, $5.1 million and $2.9 million, respectively, is included in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.

Stock Options
The Company provides option grants to employees, directors, and consultants under the 2020 Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.
A summary of stock option activity for the year ended December 31, 2023, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	10,243,772	$6.43	$1,956	6.0
Granted	636,298	$2.02
Exercised	(339,842)	$1.10
Forfeited or expired	(64,621)	$10.67
Outstanding as of December 31, 2023	10,475,607	$6.31	$6,534	5.3

Options vested and exercisable as of December 31, 2023	9,172,874	$6.48	$5,796	5.4
The following was used in determining the fair value of stock options granted during the year ended December 31, 2023:

Dividend yield	—%
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6.0
As of December 31, 2023, the estimated value of unrecognized stock-based compensation expense related to unvested options was $2.8 million to be recognized over a period of 1.1 years.

Performance-Based Stock Options
On October 8, 2020, the Company awarded the CEO an option to purchase 4,100,000 shares of common stock which was eligible to vest based upon the achievement of certain predetermined goals for each of the five years in the performance period related to stock price, revenue, gross margin, an increase in the number of subscribers, the launch of new markets and, commencing in 2023, creation of new revenue streams. The terms of the option provided that the Company's Board would review and certify attainment of such goals annually from 2021 through 2026 on a given certification date subsequent to the Company’s calendar year end (the "Determination Date") to determine if any vesting was warranted. The Board had the discretion to determine vesting at, above, or below 20% of the shares subject to the performance option on a given Determination Date. All shares were eligible for vesting until the Determination Date following the 2025 calendar year. Any such vesting was subject to the CEO’s continuation in service with the Company through the applicable Determination Date. Because the number of shares to be earned on each Determination Date was subject to the discretion of the Board, the compensation expense was adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered and based on the number of shares expected to be earned. During the year ended December 31, 2022, the Board determined that the option would vest with respect to 820,000 shares for the 2021 calendar year.
On April 20, 2023, the Company entered into the first amendment to the performance-based stock options described above that were awarded to its CEO. The amendment did not adjust the total number of options granted (4,100,000 options), the exercise price of $10.00 per share or the expiration date of October 7, 2030. Under the terms of the amendment, the original vesting conditions were modified with respect to the 3,280,000 performance-based stock options that remained unvested. The modified vesting of the stock options is based upon the achievement of certain performance metrics (the "Performance Criteria") during the period from January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% vesting based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested options (measured at target performance) will vest on February 20, 2026 (or the date of an earlier termination of employment without cause or for good reason (a "Qualifying Termination") following the change in control), provided the CEO continues to provide services through such date. In the event of the CEO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested options (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested options, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the modification of the 3,280,000 unvested options will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. There is no accounting impact on the fully vested 820,000 shares as a result of the amendment. The fair value of the options as of the amendment date totaled $1.2 million, and during the year ended December 31, 2023, the Company recognized stock-based compensation expense of $0.3 million.

Modification of Options and Restricted Stock Units
During the years ended December 31, 2022 and 2021, the Board of Directors approved a modification to stock option and restricted stock award grants to employees who terminated from the Company. The modifications accelerated the vesting of unvested stock options and restricted stock awards as of the termination date and provided the option holders with an additional months post-termination to exercise their stock options. The modifications resulted in incremental stock-based compensation expense of $2.1 million and $10.6 million during the years ended December 31, 2022 and 2021, respectively. The incremental stock-based compensation expense for modifications of stock option and restricted stock awards during the year ended December 31, 2023 was not material.
Market and Service Condition Based Stock Options
A summary of activity under the Plan for market and service-based stock options for the year ended December 31, 2023 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	4,453,297	$12.75	$—	4.7
Outstanding as of December 31, 2023	4,453,297	$12.75	$—	3.7

Options vested and exercisable as of December 31, 2023	3,994,964	$11.96	$—	3.6
Stock based compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model.
There were no market and service-based options granted during the year ended December 31, 2023 and 2022.
During the year ended December 31, 2021, 1,375,000 stock options with a fair value of $19.2 million were granted to an employee of the Company. The options vest on the earlier of each anniversary of the grant date or based on the achievement of pre-established parameters relating to the performance of the Company’s stock price. During the year ended December 31, 2023, 2022, 2021, the Company recognized $3.3 million, $7.8 million, and $7.2 million respectively, of stock-based compensation related to its market and service-based stock options. As of December 31, 2023, there was $0.9 million of unrecognized stock-based compensation expense for market and service-based stock options.
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
In connection with the MEP Project RSAs, as of December 31, 2023 the unrecognized stock-based compensation totaled $12.3 million, and $3.7 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the consolidated balance sheet.

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
Stock-based compensation cost for the MEP Network RSAs totaling approximately $5.7 million is measured as the fair value of the 400,000 shares issued for the first tranche issued on August 12, 2022 at $1.7 million, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2023, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2024 The Network RSAs were subject to forfeiture until launch of the Network which occurred in June 2023. The Company will recognize the total fair value of $5.7 million ratably over the two-year period.
In connection with the MEP Network RSAs, as of December 31, 2023, the unrecognized stock-based compensation totaled $1.7 million, and $1.4 million of shares liability in accrued expenses and other current liabilities and other long-term liabilities was recorded on the consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	13,055,629	$5.25
Granted	13,912,089	$2.99
Vested	(3,397,642)	$5.82
Forfeited	(3,256,301)	$3.72
Unvested at December 31, 2023	20,313,775	$3.85
During the year ended December 31, 2023, the Company granted 13,912,089 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled $44.0 million. During the year ended December 31, 2023, the Company issued 3,443,251 shares of common stock to its Board of Directors and employees in settlement of vested restricted stock units.
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
As of December 31, 2023, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $72.6 million, had an aggregate intrinsic value of $64.6 million, and a weighted average remaining contractual term of 3.0 years.

Performance-Based Restricted Stock Units ("PRSU")
A summary of the Company’s performance-based restricted stock unit activity during the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	1,520,000	$33.87
Granted	895,834	$2.87
Vested	(286,667)	$33.87
Forfeited	(93,333)	$33.87
Unvested at December 31, 2023	2,035,834	$20.23
On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to the Chief Operating Officer ("COO") of the Company. The PRSUs were eligible to vest over a period of 5-calendar years through 2025, subject to the achievement of certain established performance metrics including revenue targets, subscriber targets, and the launching of new markets (and, with respect to 2023, the creation of one or more new revenue streams). The determination of the actual number of PRSUs that would vest each year during the five-year performance period would be determined upon the achievement of the predetermined performance targets. Any such vesting would be subject to the COO’s continuation in service with the Company through the applicable vesting date. At each reporting period, the Company made a determination of the most likely outcome for achievement of each performance metric, which could have resulted in a cumulative catch-up as the Company assessments were evaluated. The fair value of the PRSUs was measured based on their grant date fair value which totaled $64.4 million.
During the year ended December 31, 2022, the Company determined the performance metrics were met for 286,667 PRSUs and 93,333 PRSUs were forfeited. The Company recognized stock-based compensation of $14.6 million during the year ended December 31, 2022.

During the year ended December 31, 2021, the Company determined that the performance metrics for 380,000 PRSUs were met, and accordingly, recognized stock-based compensation of $5.6 million.
On November 20, 2023, the Company entered into the first amendment to the PRSUs described above that were awarded to its COO. The amendment did not adjust the total number of PRSUs granted (1.9 million PRSUs). Under the terms of the amendment, the original vesting conditions were modified with respect to the 1,140,000 PRSUs that remained unvested as of the amendment date. The modified vesting of the PRSUs is based upon the achievement of the Performance Criteria during the period from January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% vesting based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to the February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested PRSUs (measured at target performance) will vest on or prior to February 20, 2026 (or the date of an earlier "Qualifying Termination" following the change in control), provided the COO continues to provide services through such date. In the event of the COO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested PRSUs (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested PRSUs, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the modification of the 1,140,000 unvested PRSUs will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the unvested PRSUs as of the amendment date totaled $7.2 million and will be expense pro-rata over the requisite service period. During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $8.7 million related to the PRSUs. As of December 31, 2023, unrecognized stock-based compensation totaled $6.8 million.
There is no accounting impact on the fully vested 666,667 shares that had fully vested as of the amendment.

On May 9, 2023, the Company entered into a PRSU agreement with the Company's CEO. The PRSU agreement provides the right to earn shares of the Company's common stock upon achievement of certain performance criteria, with 730,338 shares being earned at target performance and up to 1,095,507 shares being earned at maximum performance. The number of PRSUs eligible to vest will be determined based upon the achievement of annual performance-based vesting conditions for the 2023, 2024, and 2025 calendar years. The Company accounts for the PRSUs as three separate awards each with a requisite service period beginning on January 1st of the applicable year. For year one, the Company has defined the performance targets including adjusted EBITDA, revenue, and the number of subscribers, and determined the grant date is June 15, 2023. The Company's Board will define the performance criteria for years two and three no later than March 15, 2024 and 2025, respectively (the grant date of those respective tranches). Any PRSUs that are eligible to vest based on performance relative to the pre-determined annual performance objectives will vest on the date on which the Company’s performance for the 2025 performance year is certified, which will occur on or before February 20, 2026. Any such vesting is subject to the employee’s continuation in service with the Company through the applicable vesting date. The Company's Board will review attainment of such performance conditions annually from 2024 through 2026 on a given certification date (subsequent to the Company’s calendar year end) to determine if any PRSUs should be eligible to vest. The PRSUs contain both service and performance vesting conditions. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. The fair value of the PRSUs is measured based on their grant date fair value which totaled $0.7 million for the year one tranche.
On November 20, 2023, the Company entered into PRSU agreements with various executive employees (the "Executives") covering a total of 569,475 shares in the aggregate. Under the terms of the agreements, the PRSUs will be eligible to vest based upon the achievement of the Performance Criteria during the period January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to the February 20, 2026 Certification Date. If a change in control event occurs on or prior to December 31, 2025, all of the unvested PRSUs (measured at target performance) will vest on February 20, 2026 (or the date of a "Qualifying Termination" following the change in control), provided the Executives continues to provide services through such date. In the event of an Executive's Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested PRSUs (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested PRSUs, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the unvested PRSUs will be recognized over the requisite service period for the new award beginning on the grant date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the PRSUs totaled $1.9 million, and during the year ended December 31, 2023, the Company recognized stock-based compensation expense of $0.1 million. As of December 31, 2023, unrecognized stock-based compensation totaled $1.8 million.

Note 16 - Commitments and Contingencies
Leases
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating leases
Operating lease cost	$6,513	$5,711	$1,387
Other lease cost	256	239	287
Operating lease expense	6,769	5,950	1,674
Short-term lease rent expense	132	167	—
Total rent expense	$6,901	$6,117	$1,674
Supplemental cash flow information related to leases were as follows (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating cash flows from operating leases	$5,939	$1,421	$553
Right of use assets exchanged for operating lease liabilities	$3,062	$4,312	$30,968
Weighted average remaining lease term - operating leases	9.9 years	11.3 years	13.0 years
Weighted average remaining discount rate - operating leases	7.8%	7.4%	7.6%
Maturities of the Company’s operating leases from continuing operations, are as follows (in thousands):

Year Ended December 31, 2024	$8,362
Year Ended December 31, 2025	7,764
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Thereafter	31,737
Total	63,088
Less present value discount	(19,754)
Operating lease liabilities	$43,334
During the year ended December 31, 2022, the Company recorded an impairment charge of approximately $2.3 million for the right of use asset balances recorded in connection with Fubo Gaming (See Note 4).

Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

Year Ended December 31, 2024	$3,225
Year Ended December 31, 2025	3,275
Year Ended December 31, 2026	3,325
Year Ended December 31, 2027	3,425
Year Ended December 31, 2028	3,525
Thereafter	12,725
Total	$29,500
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

Year Ended December 31, 2024	$26,065
Year Ended December 31, 2025	13,748
Year Ended December 31, 2026	13,748
Year Ended December 31, 2027	13,748
Year Ended December 31, 2028	4,583
Total	$71,892
During the year ended December 31, 2023 and 2022, the Company made upfront payments totaling approximately $27.4 million and $54.7 million, respectively, which are recorded in prepaid sports rights on the consolidated balance sheet.

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
The Class Action Defendants filed a motion to dismiss the Amended Class Action Complaint on September 10, 2021. Lead Plaintiff filed an opposition on November 9, 2021. Class Action Defendants filed their reply in support of the motion to dismiss on December 9, 2021. On March 30, 2023, the Court granted the Class Action Defendants' motion to dismiss without prejudice.

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
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes certain of DISH's patents by streaming video through a fuboTV Media application and seeking damages and injunctive relief.

On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. Briefing on the motion is complete and a hearing is currently scheduled for March 25, 2024.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC (together, “Dynamo”)) filed Demands for Arbitration with the American Arbitration Association ("AAA") against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. Dynamo is seeking monetary damages and costs. On February 5, 2024, the AAA dismissed the arbitration relating to the sponsorship agreement, and, on February 27, 2024, the AAA dismissed without prejudice the arbitration relating to the sports betting agreement.
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
FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Brothers Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). The Company's complaint asserts four major categories of claims. First, the complaint alleges that the announced joint venture between Disney, WBD, and Fox is unlawful under Section 7 of the Clayton Act and Section 1 of the Sherman Act. Second, the complaint alleges that “bundling” requirements imposed by Disney, ESPN and Fox constitute unlawful tying and block-booking arrangements under Section 1 of the Sherman Act. Third, the complaint alleges that the Defendants’ use of “most-favored-nation” clauses in their carriage agreements, in combination with other anticompetitive terms, violates Section 1 of the Sherman Act. Fourth, the complaint alleges that all of this conduct violates New York’s Donnelly Act, N.Y. Gen. Bus. Law § 340, for the same reasons it violates federal antitrust law. The Company’s complaint seeks injunctive relief to stop the proposed joint venture and other practices described above, damages for harm already suffered because of those practices, and other relief.

At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome, if any. However, the Company believes it has meritorious claims and will continue to pursue its rights vigorously in this matter.

Note 17 - Subsequent Events
On December 29, 2023, the Company entered into a privately negotiated exchange agreement with certain affiliates and related funds of Mudrick Capital Management, L.P., which were holders of its existing 2026 Convertible Notes, to exchange $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Notes”), subject to customary closing conditions. The exchange closed on January 2, 2024, when the 2029 Notes were issued pursuant to, and are governed by, an indenture, dated as of January 2, 2024, among the Company, the guarantors identified therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
At our election for any interest period, the 2029 Notes will bear interest at a rate of (i) 7.50% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.00% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The 2029 Notes will mature on February 15, 2029, unless earlier converted or repurchased.
The initial conversion rate of the 2029 Notes is 260.6474 shares of common stock per $1,000 principal amount of 2029 Notes, which represents an initial conversion price of approximately $3.8366 per share of common stock. Holders may convert their 2029 Notes at their option in the following circumstances:
◦during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price per share of common stock is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
◦during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
◦upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the Indenture; and
◦on or after November 15, 2028 until the close of business on the second scheduled trading day immediately before the Maturity Date.
The Company may cause all outstanding 2029 Notes to be automatically converted, subject to certain conditions, if, at any time on or after January 2, 2025, the last reported sale price of the Company’s common stock has been at least 200% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, the last of which 20 trading days is no more than 10 trading days before the date that the Company provides the notice of forced conversion.