Form 10-Q
period 2024-03-31
fuboTV Inc. /FL
filed 2024-05-03
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 299,879,680 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

fuboTV Inc.
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, including the potential impact of the launch of the Network JV (as defined herein), and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, and our international operations.
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2024 (the “Annual Report”).

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
•If our antitrust lawsuit to prevent the launch of the Network JV is unsuccessful, the launch of the Network JV as envisioned would likely materially and adversely affect us, including by threatening the solvency of our business.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$168,854	$245,278
Accounts receivable, net	73,611	80,299
Prepaid sports rights	44,489	39,911
Prepaid and other current assets	20,836	20,804
Assets of discontinued operations	461	462
Total current assets	308,251	386,754

Property and equipment, net	4,549	4,835
Restricted cash	6,140	6,142
Intangible assets, net	153,046	158,448
Goodwill	619,911	622,818
Right-of-use assets	34,831	35,825
Other non-current assets	16,913	17,818
Total assets	$1,143,641	$1,232,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,588	$74,311
Accrued expenses and other current liabilities	314,229	320,041
Notes payable	6,491	6,323
Deferred revenue	89,771	90,203
Long-term borrowings - current portion	1,469	1,612
Current portion of lease liabilities	5,341	5,247
Liabilities of discontinued operations	19,629	19,608
Total current liabilities	489,518	517,345

Convertible notes, net	379,722	391,748
Lease liabilities	36,665	38,087
Other long-term liabilities	1,635	1,635
Total liabilities	907,540	948,815

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders’ equity:
Common stock par value $0.0001: 800,000,000 shares authorized; 299,724,400 and 299,215,160 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	30	30
Additional paid-in capital	2,148,745	2,136,870
Accumulated deficit	(1,901,552)	(1,845,542)
Non-controlling interest	(12,325)	(11,751)
Accumulated other comprehensive income	1,203	4,218
Total shareholders’ equity	$236,101	$283,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,143,641	$1,232,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Subscription	$373,714	$300,875
Advertising	27,469	22,721
Other	1,164	778
Total revenues	402,347	324,374
Operating expenses
Subscriber related expenses	360,170	301,378
Broadcasting and transmission	14,500	19,764
Sales and marketing	43,180	42,946
Technology and development	20,040	18,227
General and administrative	18,509	14,677
Depreciation and amortization	9,261	8,842
Total operating expenses	465,660	405,834
Operating loss	(63,313)	(81,460)

Other income (expense)
Interest expense	(5,256)	(3,373)
Interest income	2,527	2,118
Amortization of debt premium (discount), net	253	(623)
Gain on extinguishment of debt	9,637	—
Other expense	(64)	(144)
Total other income (expense)	7,097	(2,022)

Loss from continuing operations before income taxes	(56,216)	(83,482)
Income tax (provision) benefit	(113)	114
Net loss from continuing operations	(56,329)	(83,368)

Discontinued operations
Net loss from discontinued operations before income taxes	(255)	(256)
Income tax benefit	—	—
Net loss from discontinued operations	(255)	(256)

Net loss	(56,584)	(83,624)

Less: Net loss attributable to non-controlling interest	574	11
Net loss attributable to common shareholders	$(56,010)	$(83,613)

Other comprehensive loss
Foreign currency translation adjustment	(3,015)	(2,756)
Comprehensive loss attributable to common shareholders	$(59,025)	$(86,369)

	For the Three Months Ended March 31,
	2024	2023
Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.37)
Basic and diluted loss per share from discontinued operations	$—	$—
Basic and diluted loss per share	$(0.19)	$(0.37)
Weighted average shares outstanding:
Basic and diluted	299,363,298	225,461,595
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2024 and 2023
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	299,215,160	30	2,136,870	(1,845,542)	(11,751)	4,218	$283,825
Exercise of stock options	2,042	—	2	—	—	—	2
Delivery of common stock underlying restricted stock units	507,198	—	—	—	—	—	—
Stock-based compensation	—	—	11,873	—	—	—	11,873
Foreign currency translation adjustment	—	—	—	—	—	(3,015)	(3,015)
Net loss attributable to non-controlling interest	—	—	—	—	(574)	—	(574)
Net loss attributable to common shareholders	—	—	—	(56,010)	—	—	(56,010)
Balance at March 31, 2024 (Unaudited)	299,724,400	30	2,148,745	(1,901,552)	(12,325)	1,203	236,101
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2024 and 2023
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	209,684,548	$21	$1,972,006	$(1,558,088)	$(11,662)	$(595)	$401,682
Issuance of common stock, net of offering costs	71,444,729	7	106,050	—	—	—	106,057
Exercise of stock options	28,663	—	46	—	—	—	46
Cancellation of escrow shares in connection with Edisn acquisition	(12,595)	—	(344)	—	—	—	(344)
Delivery of common stock underlying restricted stock units	454,462	—	—	—	—	—	—
Stock-based compensation	—	—	11,738	—	—	—	11,738
Molotov non-controlling interest	—	—	(864)	—	374	(9)	(499)
Foreign currency translation adjustment	—	—	—	—	—	2,756	2,756
Net loss attributable to non-controlling interest	—	—	—	—	(11)	—	(11)
Net loss attributable to common shareholders	—	—	—	(83,613)	—	—	(83,613)
Balance at March 31, 2023 (Unaudited)	281,599,807	28	2,088,632	(1,641,701)	(11,299)	2,152	437,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(56,584)	$(83,624)
Less: Net loss from discontinued operations, net of tax	(255)	(256)
Net loss from continuing operations	(56,329)	(83,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,261	8,842
Stock-based compensation	12,977	13,688
Amortization of debt (premium) discount, net	(253)	623
Gain on extinguishment of debt	(9,637)	—
Deferred income tax provision (benefit)	113	(114)
Amortization of right-of-use assets	994	667
Other adjustments	168	163
Changes in operating assets and liabilities of business:
Accounts receivable, net	6,615	2,739
Prepaid expenses and other assets	419	1,877
Prepaid sports rights	(4,399)	(6,731)
Accounts payable	(22,102)	(4,974)
Accrued expenses and other liabilities	(3,227)	(11,569)
Deferred revenue	(381)	1,048
Lease liabilities	(1,265)	70
Net cash used in operating activities - continuing operations	(67,046)	(77,039)
Net cash used in operating activities - discontinued operations	(233)	(1,150)
Net cash used in operating activities	(67,279)	(78,189)

Cash flows from investing activities
Purchases of property and equipment	(108)	(102)
Capitalization of internal use software	(3,609)	(3,816)
Purchase of intangible assets	(540)	—
Net cash used in investing activities - continuing operations	(4,257)	(3,918)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(4,257)	(3,918)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	(15)	106,130
Redemption of non-controlling interest	—	(2,147)
Vested restricted stock units settled for cash	(181)	(125)
Payments for financing costs	(4,589)	—
Proceeds from exercise of stock options	2	46
Repayments of notes payable and long-term borrowings	(107)	(217)
Net cash (used in) provided by financing activities - continuing operations	(4,890)	103,687
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(4,890)	103,687

Net (decrease) increase in cash, cash equivalents and restricted cash	(76,426)	21,580
Cash, cash equivalents and restricted cash at beginning of period	251,420	343,226
Cash, cash equivalents and restricted cash at end of period	$174,994	$364,806

Supplemental disclosure of cash flows information:
Interest paid	$4,745	$6,550
Income taxes paid	$27	$6

Non-cash financing and investing activities:
Accrued expenses - Issuance of common stock	$—	$91
Accounts payable - financing costs	$93	$—
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
The Company had cash and cash equivalents and restricted cash of $175.0 million (excluding discontinued operations), a working capital deficit (excluding discontinued operations) of $162.1 million and an accumulated deficit of $1,901.6 million as of March 31, 2024. The Company incurred a net loss from continuing operations of $56.3 million for the three months ended March 31, 2024. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries, its non-wholly owned subsidiaries where the Company has a controlling interest and variable interest entities ("VIE") formed in connection with the Company's collaboration with Maximum Effort on the launch and distribution of the Maximum Effort Channel, and production and development of original programming (the "MEC Entities"). Generally accepted accounting principles require that if an entity is the primary beneficiary of a VIE, the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. The primary beneficiary is the party that has both of the following: (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb the losses or rights to receive the benefits of the entity that could potentially be significant to the VIE. The Company considers itself to be the primary beneficiary of the MEC Entities and accordingly, has consolidated these entities since their formation in 2023, with the equity interests of the unaffiliated investors presented as non-controlling interests in the accompanying condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
At March 31, 2024, $13.4 million of the VIE's assets and $2.4 million of its liabilities are reflected in the Company's consolidated balance sheet.
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts provided in these notes pertain to continuing operations only (see Note 4 for information on discontinued operations).
The results for the unaudited condensed consolidated statement of operations and comprehensive loss are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2024.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$168,854	$245,278
Restricted cash	6,140	6,142
Total cash, cash equivalents and restricted cash	$174,994	$251,420
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of March 31, 2024, the streaming business.
Significant Accounting Policies
For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2024	2023
Basic loss per share:
Net loss from continuing operations	$(56,329)	$(83,368)
Less: net loss attributable to non-controlling interest	574	11
Net loss from continuing operations available to common shareholders	(55,755)	(83,357)
Net income (loss) from discontinued operations, net of tax	(255)	(256)
Net loss attributable to common shareholders	$(56,010)	$(83,613)

Shares used in computation:
Weighted-average common shares outstanding	299,363,298	225,461,595
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.37)
Basic and diluted loss per share from discontinued operations	$—	$—
Basic and diluted loss per share	$(0.19)	$(0.37)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Warrants to purchase common stock	166,670	166,670
Stock options	18,932,300	15,463,698
Unvested restricted stock units	21,971,649	13,704,304
Convertible notes variable settlement feature	49,583,637	6,966,078
Total	90,654,256	36,300,750
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
Net loss from Fubo Gaming's discontinued operations consists of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues
Wagering	$—	$—
Total revenues	—	—
Operating expenses
Sales and marketing	—	(59)
Technology and development	—	17
General and administrative	255	265
Impairment of goodwill, intangible assets, and other long-lived assets, net	—	33
Total operating expenses	255	256
Operating loss	(255)	(256)

Loss from discontinued operations before income taxes	(255)	(256)
Income tax benefit	—	—
Loss from discontinued operations	(255)	(256)
As of March 31, 2024 and December 31, 2023, the balance sheet of discontinued operations consisted primarily of accounts payable, accrued expenses and other current liabilities of $19.6 million and $19.6 million, respectively, primarily related to contract termination costs.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following tables summarize subscription revenue and advertising revenue by region for the three months ended March 31, 2024 and 2023 (in thousands):
Subscription

	Three Months Ended March 31,
	2024	2023
United States and Canada (North America)	$365,571	$293,257
Rest of world	8,143	7,618
Total subscription revenues	$373,714	$300,875
Advertising

	Three Months Ended March 31,
	2024	2023
United States and Canada (North America)	$27,225	$22,515
Rest of world	244	206
Total advertising revenues	$27,469	$22,721
Contract balances
For the three months ended March 31, 2024 and 2023, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of March 31, 2024, and December 31, 2023, the Company’s contract liabilities totaled approximately $89.8 million and $90.2 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and equipment, net
The table below summarizes the Company’s property and equipment, net at March 31, 2024 and December 31, 2023 (in thousands):

	Useful Life (Years)	March 31, 2024	December 31, 2023
Furniture and fixtures	5	$530	$532
Computer equipment	3-5	4,008	3,949
Leasehold improvements	Term of lease	5,316	5,302
		9,854	9,783
Less: Accumulated depreciation		(5,305)	(4,948)
Total property and equipment, net		$4,549	$4,835

Depreciation expense totaled approximately $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets at March 31, 2024 and December 31, 2023 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	March 31, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	4.9	38,844	(17,624)	21,220
Capitalized internal use software	3	2.1	29,378	(8,040)	21,338
Software and technology	3 - 9	4.9	195,954	(85,466)	110,488
Total			$264,176	$(111,130)	$153,046

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.0	$32,729	$(32,729)	$—
Trade names	2 - 9	5.2	38,859	(16,578)	22,281
Capitalized internal use software	3	2.3	25,770	(5,893)	19,877
Software and technology	3 - 9	5.1	196,136	(79,846)	116,290
Total			$293,494	$(135,046)	$158,448
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $8.9 million and $8.4 million for the three months ended March 31, 2024 and 2023, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2024	$27,501
2025	34,876
2026	32,492
2027	26,993
2028	25,075
Thereafter	6,109
Total	$153,046
Goodwill
The following table is a summary of the changes to goodwill for the three months ended March 31, 2024 (in thousands):

Balance - December 31, 2023	$622,818
Foreign currency translation adjustment	(2,907)
Balance - March 31, 2024	$619,911
Since December 31, 2023, the Company experienced sustained decreases in its stock price and market capitalization. As a result, the Company conducted an impairment test of its goodwill and long-lived assets as of March 31, 2024. The Company estimated the fair value by weighting results from a market approach and an income approach. Significant assumptions inherent in the valuation methodologies included, but are not limited to, prospective financial information (including revenue growth and subscriber related expenses), a long-term growth rate, discount rate, and comparable multiples from publicly-traded companies in the same industry. The results of the impairment test showed that the fair value was in excess of its carrying value. Therefore, it was determined that goodwill is not impaired.
As of March 31, 2024, goodwill includes an accumulated impairment charge of $148.1 million.
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	March 31, 2024	December 31, 2023
Affiliate fees	$261,647	$266,089
Broadcasting and transmission	12,341	13,097
Selling and marketing	15,340	33,925
Accrued compensation	6,887	13,218
Legal and professional fees	5,178	3,672
Sales tax	45,163	42,590
Accrued interest	2,458	4,671
Subscriber related	1,500	1,624
Shares settled liability	6,054	5,131
Other	11,884	11,970
Total	$368,452	$395,987

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Income Taxes

	Three Months Ended March 31,
	2024	2023
Income tax (provision) benefit	(113)	114
Effective tax rate	0.20%	0.14%

The Company’s effective tax rates on continuing operations were lower than the U.S. statutory rate of 21% as no tax benefit was provided on current year operating losses primarily due to valuation allowances recorded against certain of the Company’s deferred tax assets.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years which is a significant piece of negative evidence to overcome. During the three months ended March 31, 2024, there have been no changes in the Company’s valuation allowance assessment. The Company continues to maintain a full valuation allowance on all its U.S., French, and Spanish deferred tax assets as the Company concluded that such deferred tax assets are not realizable on a more-likely-than-not basis.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	March 31, 2024
2026 Convertible Notes	3.25%	$191,665	$—	$(2,465)	$189,200
2029 Convertible Notes	7.5%	177,506	—	13,016	$190,522
Note payable	10.0%	2,700	3,752	—	6,452
Bpifrance	2.25%	1,469	—	—	1,469
Other	4.0%	30	9	—	39
		$373,370	$3,761	$10,551	$387,682

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2023
2026 Convertible Notes	3.25%	$397,500	$—	$(5,752)	$391,748
Note payable	10.0%	2,700	3,585	—	$6,285
Bpifrance	2.25%	1,612	—	—	$1,612
Other	4.0%	30	8	—	38
		$401,842	$3,593	$(5,752)	$399,683
2026 Convertible Notes
On February 2, 2021, the Company issued $402.5 million of convertible notes (“2026 Convertible Notes”). The 2026 Convertible Notes bear interest from February 2, 2021, at a rate of 3.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were approximately $389.4 million, after deducting a discount and offering expenses of approximately $13.1 million. As of March 31, 2024, following the Exchange (defined below), there is $191.7 million aggregate principal amount of 2026 Convertible Notes outstanding.
The Company accounts for the 2026 Convertible Notes under ASU 2020-06 as single liability measured at amortized cost. The Company did not elect the fair value option. The Company will apply the if-converted methodology in computing diluted earnings per share if and when profitability is achieved.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2024 and 2023, the Company paid approximately $3.1 million and $6.5 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.3 million and $0.6 million, respectively, included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2026 Convertible Notes was $119.8 million and $288.2 million as of March 31, 2024 and December 31, 2023, respectively.
2029 Convertible Notes
On December 29, 2023, the Company entered into a privately negotiated exchange agreement with certain affiliates and related funds of Mudrick Capital Management, L.P., which were holders of its existing 2026 Convertible Notes, to exchange $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Notes”), subject to customary closing conditions (the "Exchange"). The Exchange closed on January 2, 2024, when the 2029 Notes were issued pursuant to, and are governed by, an indenture, dated as of January 2, 2024, among the Company, the guarantors identified therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
At our election for any interest period, the 2029 Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The 2029 Notes will mature on February 15, 2029, unless earlier converted or repurchased.
The initial conversion rate of the 2029 Notes is 260.6474 shares of common stock per $1,000 principal amount of 2029 Notes, which represents an initial conversion price of approximately $3.84 per share of common stock. Holders may convert their 2029 Notes at their option in the following circumstances:
(i)during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price per share of common stock is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(ii)during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
(iii)upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the Indenture; and
(iv)on or after November 15, 2028 until the close of business on the second scheduled trading day immediately before the Maturity Date.
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
Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2029 Notes may require the Company to repurchase their 2029 Notes at a cash repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The 2029 Notes were recorded at fair value. The Company recognized the difference between the fair value of the 2029 Notes and the carrying value of the 2026 Notes as a gain on the extinguishment debt. The Company incurred $4.2 million of financing costs that have been capitalized on the balance sheet and is being amortized over the life of the 2029 Notes.
During the three months ended March 31, 2024, the Company paid approximately $1.6 million of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $0.6 million included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $161.7 million as of March 31, 2024.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.4 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of March 31, 2024 and December 31, 2023, including interest and penalties, is $6.5 million and $6.3 million, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheet.
Bpifrance
The Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. As of March 31, 2024 and December 31, 2023, the Company made principal payments of $0.1 million and $0.4 million, respectively. As of March 31, 2024 and December 31, 2023, the principal balance totaled approximately $1.5 million and $1.6 million, respectively, and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of March 31, 2024 and December 31, 2023, the principal balance and accrued interest totaled approximately $39,000 and $38,000, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	Fair value measured at March 31, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$140,959	$—	$—	$140,959
Total financial assets at fair value	$140,959	$—	$—	$140,959

	Fair value measured at December 31, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$205,074	$—	$—	$205,074
Total financial assets at fair value	$205,074	$—	$—	$205,074
There were no liabilities from continuing operations measured at fair value as of March 31, 2024 and December 31, 2023.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2024, there was $156.3 million common stock remaining available for sale under the Sales Agreement.
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
In connection with the MEP Framework Agreement, as consideration for Maximum Effort’s participation in the collaboration, the Company entered into a Restricted Stock Award Agreement dated August 12, 2022 (the “MEP RSA Agreement”) pursuant to which it has agreed to issue to MEP FTV (i) 2,000,000 shares of restricted common stock of the Company within 10 business days after the MEP Effective Date; (ii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the first anniversary of the MEP Effective Date, within 10 business days after the first anniversary of the MEP Effective Date; and (iii) a number of shares of common stock determined by dividing $10.0 million by the 30-day volume weighted average closing price of common stock for the 30 trading days preceding the second anniversary of the MEP Effective Date, within 10 business days after the second anniversary of the MEP Effective Date (collectively, the “MEP Shares”). The MEP Shares will be subject to transfer restrictions until various time- and performance-based milestones are met, and, during this restricted period, will be subject to potential forfeiture if the MEP Framework Agreement is terminated under certain conditions. The parties agreed that 80% of the equity grant shall be allocated as consideration for the MEP Projects and 20% of the equity grant shall be allocated as consideration for the MEP Network.
Because shares of the Company’s common stock will be issued as consideration for the MEP Framework Agreement, the Company accounted for the MEP RSA Agreement pursuant to the non-employee guidance in ASC 718, Compensation – Stock Compensation.

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
A summary of the Company’s outstanding warrants as of March 31, 2024, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	166,670	$17.40	$—	8.6
Outstanding as of March 31, 2024	166,670	$17.40	$—	8.3
During the three months ended March 31, 2024 and 2023 the Company recognized $0.1 million and $0.1 million of stock-based compensation, respectively, and as of March 31, 2024, the unrecognized stock-based compensation was not material.
Stock-based compensation
During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Subscriber related	$79	$52
Sales and marketing	4,707	6,673
Technology and development	3,878	3,042
General and administrative	4,313	3,921
	$12,977	$13,688
During the three months ended March 31, 2024 and 2023, in connection with the MEP Framework Agreement, the Company recorded approximately $0.9 million and $1.8 million, respectively, of stock-based compensation expense as a shares settled liability. As of March 31, 2024 and December 31, 2023, $6.1 million and $5.1 million, respectively, of such shares settled liability is included in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”). On November 20, 2022 and April 20, 2023, the Company amended the 2020 Plan to increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 2,500,000 shares and 17,500,000 shares, respectively. On June 15, 2023, the Company's shareholders approved the amended 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of March 31, 2024, there are 7,640,192 shares available for future issuance under the 2020 Plan.
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
On August 7, 2023, the Board approved the adoption of the 2023 Employment Inducement Equity Incentive Plan (the “2023 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The aggregate number of shares of common stock reserved for issuance under the 2023 Inducement Plan is 3,000,000. The 2023 Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of March 31, 2024, there are 2,685,160 shares available for future issuance under the 2023 Inducement Plan.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	10,475,607	$6.31	$6,534	5.3
Exercised	(2,042)	$1.24
Forfeited or expired	(94,562)	$9.98
Outstanding as of March 31, 2024	10,379,003	$6.28	$1,476	5.1

Options vested and exercisable as of March 31, 2024	9,593,284	$6.45	$1,476	5.5
There were no options granted during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $1.1 million to be recognized over a weighted average period of 1.7 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the three months ended March 31, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	4,453,297	$12.75	$—	3.7
Outstanding as of March 31, 2024	4,453,297	$12.75	$—	3.4

Options vested and exercisable as of March 31, 2024	3,994,964	$11.96	$—	3.3
There were no market and service-based options granted during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, there was $0.3 million of unrecognized stock-based compensation expense for market and service-based stock options.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
On April 20, 2023, the Company entered into the first amendment to the performance-based stock options described above that were awarded to its CEO. The amendment did not adjust the total number of options granted (4,100,000 options), the exercise price of $10.00 per share or the expiration date of October 7, 2030. Under the terms of the amendment, the original vesting conditions were modified with respect to the 3,280,000 performance-based stock options that remained unvested. The modified vesting of the stock options is based upon the achievement of certain performance metrics (the "Performance Criteria") during the period from January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% vesting based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested options (measured at target performance) will vest on February 20, 2026 (or the date of an earlier termination of employment without cause or for good reason (a "Qualifying Termination") following the change in control), provided the CEO continues to provide services through such date. In the event of the CEO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested options (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested options, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the modification of the 3,280,000 unvested options will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. There is no accounting impact on the fully vested 820,000 shares as a result of the amendment. The fair value of the options as of the amendment date totaled $1.2 million, and during the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $0.1 million.
Modification of Restricted Stock Units
During the three months ended March 31, 2024, the Board approved the acceleration of vesting of certain employee restricted stock units. The Company reported $0.1 million of expense during the three months ended March 31, 2024 as a result of the accelerated vesting of restricted stock units. There were no modifications during the three months ended March 31, 2023.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Service-based Restricted Stock Awards
MEP Framework Agreement - MEP Project Restricted Stock Awards
In connection with the MEP Framework Agreement, stock-based compensation cost for MEP Project restricted stock awards (the "MEP Project RSAs") totaling approximately $23.0 million measured as the fair value of the 1,600,000 shares issued for the first tranche issued on August 12, 2022, at $7.0 million, plus the fixed monetary amount of $8.0 million settleable in shares on August 2, 2023, and the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2024. Compensation cost will be recognized on a straight-line basis over the term of the three-year service period as if the Company paid cash for the services. The second two tranches are liability classified because they are a fixed monetary amount, settleable in shares. As compensation cost is recognized for these tranches, a corresponding credit to shares settled liabilities will be recorded and reclassified to equity upon issuance of the related shares.
In connection with the MEP Project RSAs, during the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation of $1.9 million. As of March 31, 2024, the unrecognized stock-based compensation totaled $10.3 million and $4.4 million of shares liability was included in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
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
Stock-based compensation cost for the MEP Network RSAs totaling approximately $5.7 million is measured as the fair value of the 400,000 shares issued for the first tranche issued on August 12, 2022, at $1.7 million, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2023, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2024. The Network RSAs were subject to forfeiture until launch of the Network which occurred in June 2023. The Company will recognize the total fair value of $5.7 million ratably over the two-year period.
In connection with the MEP Network RSAs, during the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation of $0.7 million. As of March 31, 2024, the unrecognized stock-based compensation totaled $1.0 million and $1.7 million of shares liability was included in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	20,313,775	$3.85
Granted	258,865	$2.03
Vested	(507,198)	$6.77
Forfeited or expired	(465,551)	$3.98
Unvested at March 31, 2024	19,599,891	$3.75

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2024, the Company granted 258,865 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $0.5 million. As of March 31, 2024, the unrecognized stock-based compensation related to restricted stock units totaled $64.0 million, had an aggregate intrinsic value of approximately $31.0 million, and a weighted average remaining contractual term of 2.9 years.
Performance-Based Restricted Stock Units ("PRSU")
A summary of the Company’s performance-based restricted stock unit activity during the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	2,035,834	$20.23
Granted	335,924	$1.54
Unvested at March 31, 2024	2,371,758	$17.58
On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to the Chief Operating Officer ("COO") of the Company. The PRSUs were eligible to vest over a period of five calendar years through 2025, subject to the achievement of certain established performance metrics including revenue targets, subscriber targets, and the launching of new markets (and, with respect to 2023, the creation of one or more new revenue streams). The determination of the actual number of PRSUs that would vest each year during the five-year performance period will be determined upon the achievement of the predetermined performance targets. Any such vesting would be subject to the COO’s continuation in service with the Company through the applicable vesting date. At each reporting period, the Company made a determination of the most likely outcome for achievement of each performance metric which could have resulted in a cumulative catch-up as the Company assessments were evaluated. The fair value of the PRSUs was measured based on their grant date fair value which totaled $64.4 million.
On November 20, 2023, the Company entered into the first amendment to the PRSUs described above that were awarded to its COO. The amendment did not adjust the total number of PRSUs granted (1.9 million PRSUs). Under the terms of the amendment, the original vesting conditions were modified with respect to the 1,140,000 PRSUs that remained unvested as of the amendment date. The modified vesting of the PRSUs is based upon the achievement of the Performance Criteria during the period from January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% vesting based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to the February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested PRSUs (measured at target performance) will vest on or prior to February 20, 2026 (or the date of an earlier "Qualifying Termination" following the change in control), provided the COO continues to provide services through such date. In the event of the COO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested PRSUs (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested PRSUs, determined based on actual performance during the performance period, will vest on the date performance is certified. Compensation cost related to the modification of the 1,140,000 unvested PRSUs will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the unvested PRSUs as of the amendment date totaled $7.2 million and will be expensed pro-rata over the requisite service period. During the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $0.8 million related to the PRSUs. As of March 31, 2024, unrecognized stock-based compensation totaled $6.0 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On May 9, 2023, the Company entered into a PRSU agreement with the Company's CEO. The PRSU agreement provides the right to earn shares of the Company's common stock upon achievement of certain performance criteria, with 730,338 shares being earned at target performance and up to 1,095,507 shares being earned at maximum performance. The number of PRSUs eligible to vest will be determined based upon the achievement of annual performance-based vesting conditions for the 2023, 2024, and 2025 calendar years. The Company accounts for the PRSUs as three separate awards each with a requisite service period beginning on January 1st of the applicable year. For the first and second performance period, the Company has defined the performance targets as adjusted EBITDA, revenue, and the number of subscribers, and determined the grant date was June 15, 2023 and March 25, 2024, respectively. The Company's Board will define the performance criteria for the third performance period no later than March 15, 2025 (the grant date of the third tranche). Any PRSUs that are eligible to vest based on performance relative to the pre-determined annual performance objectives will vest on the date on which the Company’s performance for the 2025 performance year is certified, which will occur on or before February 20, 2026. Any such vesting is subject to the employee’s continuation in service with the Company through the applicable vesting date. The Company's Board will review attainment of such performance conditions annually from 2024 through 2026 on a given certification date (subsequent to the Company’s calendar year end) to determine if any PRSUs should be eligible to vest. The PRSUs contain both service and performance vesting conditions. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. The fair value of the PRSUs is measured based on their grant date fair value which totaled $0.7 million and $0.4 million for the first and second performance period, respectively.
On November 20, 2023, the Company entered into PRSU agreements with various executive employees (the "Executives") covering a total of 569,475 shares in the aggregate. Under the terms of the agreements, the PRSUs will be eligible to vest based upon the achievement of the Performance Criteria during the period January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to the February 20, 2026 Certification Date. If a change in control event occurs on or prior to December 31, 2025, all of the unvested PRSUs (measured at target performance) will vest on February 20, 2026 (or the date of a "Qualifying Termination" following the change in control), provided the Executives continues to provide services through such date. In the event of an Executive's Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested PRSUs (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested PRSUs, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the unvested PRSUs will be recognized over the requisite service period for the new award beginning on the grant date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the PRSUs totaled $1.9 million. As of March 31, 2024, unrecognized stock-based compensation totaled $1.0 million.
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating leases
Operating lease cost	$1,757	$1,432
Other lease cost	224	55
Operating lease expense	1,981	1,487
Short-term lease rent expense	—	66
Total rent expense	$1,981	$1,553

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended March 31,
	2024	2023
Operating cash flows from operating leases	$2,091	$747
Right of use assets exchanged for operating lease liabilities	$—	$—
Weighted average remaining lease term - operating leases	9.8	11.1
Weighted average remaining discount rate - operating leases	7.8%	7.4%
As of March 31, 2024, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2024	$6,280
Year Ended December 31, 2025	7,763
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Thereafter	31,737
Total	61,005
Less present value discount	(18,999)
Operating lease liabilities	$42,006
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

2024	$2,425
2025	3,275
2026	3,325
2027	3,425
2028	3,525
Thereafter	12,725
Total	$28,700

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

2024	$12,317
2025	13,748
2026	13,748
2027	13,748
2028	4,583
Total	$58,142
During the three months ended March 31, 2024, the Company made upfront payments totaling approximately $24.9 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheet.
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
On March 28, 2024, the Court dismissed the Second Amended Complaint without prejudice and ordered that Lead Plaintiff's motion for leave to amend be filed by April 11, 2024. Lead Plaintiff did not move for leave to amend, and on April 19, 2024 the case was dismissed with prejudice.
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes certain of DISH's patents by streaming video through a fuboTV Media application and seeking damages and injunctive relief.
On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. Briefing on the motion is complete and a hearing was held on March 25, 2024.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
On April 8, 2024, the Company filed a motion for preliminary injunction seeking to enjoin the launch of the joint venture pending the outcome of the lawsuit. A hearing on that motion is set to begin on August 7, 2024. On April 9 and 10, 2024, the defendants moved to dismiss Fubo’s claims. Briefing on those motions is stayed until after the hearing on Fubo’s motion for preliminary injunction.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome, if any. However, the Company believes it has meritorious claims and will continue to pursue its rights vigorously in this matter.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. The complaints are captioned Burdette v fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to any such matters, including the Burdette, Perez, or Beasley matters. The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

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
Competitive Environment

The actions of our competitors could also have a negative impact on our growth and business. For example, on February 6, 2020, Disney, Fox and WBD announced the proposed formation of a forthcoming sports streaming service (the "Network JV"). In response, we promptly filed a lawsuit against these companies challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. There can be no assurance, however, that we will be successful in this lawsuit. The launch of the Network JV as envisioned would impact our subscriber base, including causing a loss of subscribers and making it difficult to attract new subscribers, negatively impact our revenues and make it difficult for us to achieve our profitability targets.
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
Other income (expense)
Other income (expense) primarily consists of gains and losses in extinguishment of debt, interest income, interest expense and financing costs on our outstanding borrowings, and amortization of debt premium and discount.
Income tax provision (benefit)
The income tax benefit (expense) is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.
Loss from discontinued operations
The loss from discontinued operations primarily consists of operating expenses related to the launch and wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and revaluation of certain contract termination costs.

Results of Operations for the Three Months Ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenues
Subscription	$373,714	$300,875
Advertising	27,469	22,721
Other	1,164	778
Total revenues	402,347	324,374
Operating expenses
Subscriber related expenses	360,170	301,378
Broadcasting and transmission	14,500	19,764
Sales and marketing	43,180	42,946
Technology and development	20,040	18,227
General and administrative	18,509	14,677
Depreciation and amortization	9,261	8,842
Total operating expenses	465,660	405,834
Operating loss	(63,313)	(81,460)

Other income (expense)
Interest expense	(5,256)	(3,373)
Interest income	2,527	2,118
Amortization of debt premium (discount), net	253	(623)
Gain on extinguishment of debt	9,637	—
Other expense	(64)	(144)
Total other income (expense)	7,097	(2,022)

Loss from continuing operations before income taxes	(56,216)	(83,482)
Income tax (provision) benefit	(113)	114
Net loss from continuing operations	$(56,329)	$(83,368)

Discontinued operations
Net loss from discontinued operations before income taxes	(255)	(256)
Income tax benefit	—	—
Net loss from discontinued operations	(255)	(256)

Net loss	(56,584)	(83,624)

Revenue
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized revenues of $402.3 million compared to $324.4 million during the three months ended March 31, 2023. The increase of $78.0 million is primarily due to an increase in subscription revenue of $72.8 million, comprising $41.4 million from increases in our subscriber base and $31.4 million from increases in subscription package prices and attachments sold. Advertising revenue increased $4.7 million primarily due to an increase in CPMs and number of impressions sold.
Subscriber related expenses
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized subscriber related expenses of $360.2 million compared to $301.4 million during the three months ended March 31, 2023. The increase of $58.8 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized broadcasting and transmission expenses of $14.5 million compared to $19.8 million during the three months ended March 31, 2023. The decrease of $5.3 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Sales and marketing
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized sales and marketing expenses of $43.2 million which was flat compared to $42.9 million during the three months ended March 31, 2023.
Technology and development
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized technology and development expenses of $20.0 million compared to $18.2 million during the three months ended March 31, 2023. The increase of $1.8 million was primarily due to a $0.9 million increase in payroll expense and $0.9 million increase in stock-based compensation.
General and Administrative
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, general and administrative expenses totaled $18.5 million compared to $14.7 million during the three months ended March 31, 2023. The increase of $3.8 million was primarily due to a $2.1 million increase in professional fees, $0.7 million increase in payroll expense, and $0.4 million increase in stock-based compensation.

Depreciation and amortization
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized depreciation and amortization expenses of $9.3 million compared to $8.8 million during the three months ended March 31, 2023. The increase of $0.4 million was primarily due to an increase in the amortization of capitalized internal use software.
Other Income (Expense)
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized $7.1 million of other income, net compared to $2.0 million of other expense, net during the three months ended March 31, 2023. The change of $9.1 million was primarily due to a $9.7 million gain on extinguishment of debt related to the exchange of a portion of the 2026 Notes with the 2029 Notes.
Income tax (provision) benefit
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized income tax expense of $0.1 million compared to an income tax benefit of $0.1 million during the three months ended March 31, 2023. The increase of $0.2 million was primarily driven by foreign taxes related to our Indian operations. The Company has not provided any income tax benefit relating to its current operating losses in the U.S., France, and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Loss from discontinued operations, net of tax
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we recognized loss from discontinued operations of $0.3 million which was flat compared to a loss of $0.3 million during the three months ended March 31, 2023.
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
We had 1.5 million and 1.3 million paid subscribers in the United States and Canada ("North America" or "NA") as of March 31, 2024 and 2023, respectively, and 0.4 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of March 31, 2024 and 2023, respectively.

Average Revenue Per User
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
Our NA ARPU was $84.54 and $76.79 for the three months ended March 31, 2024 and 2023, respectively, and our ROW ARPU was $7.00 and $6.57 for the three months ended March 31, 2024 and 2023, respectively.
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
Our Gross Profit was $27.7 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. Our Gross Margin was 6.9% and 1.0% for the same periods, respectively.
The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended March 31,
	2024	2023
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$373,714	$300,875
Advertising Revenue (GAAP)	27,469	22,721
(Subtract):
ROW Subscription Revenue	(8,143)	(7,618)
ROW Advertising Revenue	(244)	(206)
Total	392,796	315,772
Divide:
Average Subscribers (North America)	1,548,782	1,370,783
Months in Period	3	3
North America Monthly Average Revenue per User (NA ARPU)	$84.54	$76.79

Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended March 31,
	2024	2023
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$373,714	$300,875
Advertising Revenue (GAAP)	27,469	22,721
(Subtract):
North America Subscription Revenue	(365,571)	(293,257)
North America Advertising Revenue	(27,225)	(22,515)
Total	8,387	7,824
Divide:
Average Subscribers (ROW)	399,528	396,956
Months in Period	3	3
ROW Monthly Average Revenue per User (ROW ARPU)	$7.00	$6.57

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of March 31, 2024, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.
Our primary sources of cash are receipts from subscribers and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees. In addition, prior to the dissolution of our subsidiary, Fubo Gaming, on October 17, 2022 and the concurrent termination of operations of Fubo Sportsbook, our primary uses of cash included expenses related to the launch and operations of our wagering business. As a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we have incurred immaterial cash charges to date and may incur further cash charges, the amount and timing of which cannot be estimated at this time.
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

We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “2021 Form S-3”), pursuant to which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. We also have an additional effective shelf registration statement on Form S-3 (No. 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. In addition, we have an effective shelf registration statement on Form S-3 (No. 333-277677) under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3.
As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $175.0 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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

Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(67,046)	$(77,039)
Net cash used in investing activities	(4,257)	(3,918)
Net cash (used in) provided by financing activities	(4,890)	103,687
Discontinued operations:
Net cash used in operating activities	(233)	(1,150)
Net cash used in investing activities	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(76,426)	$21,580
Continuing operations:
Operating Activities
Net cash used in operating activities was $67.0 million during the three months ended March 31, 2024 compared to $77.0 million during the three months ended March 31, 2023. The decrease was primarily driven by a decrease in net loss and an increase in cash receipts from accounts receivables partially offset by an increase in payments for content and programming license fees.
Investing Activities
Net cash used in investing activities was $4.3 million during the three months ended March 31, 2024 compared to $3.9 million during the three months ended March 31, 2023. The increase was primarily driven by purchase of intangible assets.
Financing Activities
Net cash used in financing activities was $4.9 million during the three months ended March 31, 2024 compared to net cash provided by financing activities of $103.7 million during the three months ended March 31, 2023. The decrease was primarily driven by the lack of proceeds from the ATM Program and payments for financing costs primarily associated with the 2029 Notes during the three months ended March 31, 2024.

Discontinued operations:
Operating and Investing Activities
Net cash used in operating and investing activities was $0.2 million during the three months ended March 31, 2024 compared to $1.2 million during the three months ended March 31, 2023. The decrease was primarily driven by minimal activity during the current year since the wind down of Fubo Sportsbook which was terminated in October 2022.
Off-Balance Sheet Arrangements
As of March 31, 2024, there were no off-balance sheet arrangements.
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
Since December 31, 2023, the Company experienced sustained decreases in its stock price and market capitalization. As a result, the Company conducted an impairment test of its goodwill and long-lived assets as of March 31, 2024. The Company estimated the fair value by weighting results from a market approach and an income approach. Significant assumptions inherent in the valuation methodologies included, but are not limited to, prospective financial information (including revenue growth and subscriber related expenses), a long-term growth rate, discount rate, and comparable multiples from publicly-traded companies in the same industry. The results of the impairment test showed that the fair value was in excess of its carrying value. Therefore, it was determined that goodwill is not impaired.
The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. The Company’s March 31, 2024 goodwill impairment test reflects an allocation of 50% and 50% between income and market-based approaches, respectively. The income-based approach also takes into account the future growth and profitability expectations. Significant inputs into the valuation models included the control premium, discount rate, and revenue market multiples as follows:

March 31, 2024
Control premium	20.0%
Discount rate	31.5%
Revenue multiples	0.4x to 0.5x

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
Interest Rate Risk
As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $175.0 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of March 31, 2024, we had $377.1 million of outstanding indebtedness on a consolidated basis which included $191.7 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.0 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2024, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.1% of the consolidated amount for the three months ended March 31, 2024. . Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of March 31, 2024, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 28, 2024, the Court dismissed the Second Amended Complaint without prejudice and ordered that Lead Plaintiff's motion for leave to amend be filed by April 11, 2024. Lead Plaintiff did not move for leave to amend, and, on April 19, 2024 the case was dismissed with prejudice.
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes certain of DISH's patents by streaming video through a fuboTV Media application and seeking damages and injunctive relief.

On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. Briefing on the motion is complete and a hearing was held on March 25, 2024.
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
On April 8, 2024, the Company filed a motion for preliminary injunction seeking to enjoin the launch of the joint venture pending the outcome of the lawsuit. A hearing on that motion is set to begin on August 7, 2024. On April 9 and 10, 2024, the defendants moved to dismiss Fubo’s claims. Briefing on those motions is stayed until after the hearing on Fubo’s motion for preliminary injunction.
The Company believes it has meritorious claims and will continue to pursue its rights vigorously in this matter.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. The complaints are captioned Burdette v fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.
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
We have incurred losses since inception. Our net loss on continuing operations for the three months ended March 31, 2024 was $56.3 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
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
As of March 31, 2024, we had $377.1 million of outstanding indebtedness on a consolidated basis which included $191.7 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.0 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Secured Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Secured Convertible Notes in kind, the aggregate principal amount of 2029 Secured Convertible Notes outstanding will increase.
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
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Secured Convertible Notes to be paid-in-kind. If we choose to pay interest on the 2029 Secured Convertible Notes in kind, the aggregate principal amount of 2029 Secured Convertible Notes outstanding will increase. We may need or desire to repay, refinance, restructure or defease our existing indebtedness, including prior to its maturity, in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, the terms of the 2029 notes indenture and the Exchange Agreement restrict our ability to incur certain indebtedness and issue certain equity securities.We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements.
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
•costs associated with litigation, including antitrust and intellectual property infringement litigation;
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
In connection with licensing streaming content, we typically enter into multi-year agreements with content providers. Given the multiple-year duration, if subscriber acquisition and retention do not meet our expectations, our margins may be adversely impacted. In the past, we had long term programming deals that required minimum license guarantee payments and we failed to make certain of those minimum guarantee payments to certain key programmers. We currently do not have any material programming deals that require minimum license fees in the United States, however, to the extent we fail to make any minimum guarantee payments in the future, if applicable, we may lose access to such content. .
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

We are actively taking steps in response to actions by competitors that we believe are harmful to competition within the industry and to consumers, for example, through the filing of our antitrust lawsuit to prevent the launch of the Network JV. If we are not successful in those efforts, our business, financial condition and results of operations could be materially and adversely affected. For additional information, see the Risk Factor titled “If our antitrust lawsuit to prevent the launch of the Network JV is unsuccessful, the launch of the Network JV as envisioned would likely materially and adversely affect us, including by threatening the solvency of our business.”
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
Risks Related to Our Financial Reporting and Disclosure
If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, investors could lose confidence in the accuracy and completeness of our financial reports.
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
We have a significant amount of goodwill and long-lived assets on our condensed consolidated balance sheet. Under generally accepted accounting principles, annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill and long-lived assets. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. If the carrying value of our reporting unit exceeds the current fair value, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made
We have recorded material non-cash goodwill and long-lived asset impairment charges in prior periods.
While management cannot predict if or when additional future goodwill or long-lived asset impairments may occur, additional impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.

Risks Related to Our Products and Technologies and Competition
TV streaming is highly competitive and many companies, including large technology and entertainment companies, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract or retain subscribers and our business will be harmed.
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
If our antitrust lawsuit to prevent the launch of the Network JV is unsuccessful, the launch of the Network JV as envisioned would likely materially and adversely affect us, including by threatening the solvency of our business.
In February 2024, Disney, Fox and WBD announced the proposed formation of the Network JV, a forthcoming sports streaming service. In response, we promptly filed a lawsuit against these companies challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. Given the many unknowns relating to the proposed Network JV as of the date of this Quarterly Report, including the outcome of our lawsuit and the reported investigation by the Department of Justice, it is difficult to estimate the potential impact to our business. However, as set forth in our court papers, the launch of the Network JV as envisioned would likely cause irreparable harm to us, including, without limitation, causing a significant loss to our existing subscriber base, increasing the difficulty of attracting new subscribers, adversely affecting our ability to achieve our profitability targets, causing a decline in our stock price which could put us at significant risk of being de-listed from the New York Stock Exchange, and threatening the solvency of our business.

As discussed in the paragraph above and in the section “Legal Proceedings,” to address these concerns, we have filed an antitrust lawsuit against the parties to the Network JV and certain of their affiliates to prevent the launch of the Network JV. There can be no assurance, however, that we will be successful in this lawsuit. If we are not successful in obtaining an injunction and defendants are permitted to operate the Network JV, and/or maintain certain business practices, our business, financial condition and results of operations would likely be materially and adversely affected.
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
Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase the burden and cost of research and development in this area. For example, in Europe, on December 8, 2023, the EU legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on 28 September 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. In addition to regulatory developments, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of artificial intelligence, particularly generative artificial intelligence. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors and regulatory developments, and together with developing guidance and/ or decisions in this area, could adversely affect our use of artificial intelligence and our ability to provide and to improve our services, our business, financial condition, and results of operations
Risks Related to Regulation
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
In addition, from time to time, we may pursue litigation against third parties, including antitrust claims in response to actions by certain competitors that we believe are harmful to competition within the industry and to consumers. For example, on February 20, 2024, we filed a lawsuit against the parties to the Network JV and certain of their affiliates, challenging the formation of the Network JV and the parties' past business practices on anticompetitive grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages.
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
From time to time, we acquire or invest in businesses, products or technologies to expand our offerings and capabilities, subscriber base and business. The risks associated with such acquisitions or investments include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect in the future to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations. Also, any anticipated benefits from a given acquisition, including, but not limited to, the acquisition of Edisn Inc. and Molotov in December 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Acquisitions in international markets, including Edisn Inc. and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.

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
In August 2020, the Financial Accounting Standards Board ("FASB") published an Accounting Standards Update (“ASU”) 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 no longer allows the use of the treasury stock method for convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. The Company adopted the ASU on January 1, 2022.
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

We also filed Form S-8 registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Further, we have filed three effective shelf registration statements on Form S-3 under each of which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants, purchase contracts and units.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) None.

(b) None.

(c) On March 29, 2024, David Gandler, the Company's Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,315,097 shares of the Company’s common stock until June 25, 2025.

On March 7, 2024, John Janedis, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 203,847 shares of the Company’s common stock until March 7, 2025.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017

3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	08/07/2023
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021

4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021
4.5	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.6	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.5)	8-K	001-39590	4.2	01/02/2024
4.7	Registration Rights Agreement, dated as of January 2, 2024, between fuboTV Inc. and certain affiliates and related funds of Mudrick Capital Management, L.P.	8-K	001-39590	99.2	01/02/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: May 3, 2024	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: May 3, 2024	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)