Form 10-Q
period 2024-06-30
fuboTV Inc. /FL
filed 2024-08-06
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 329,336,621 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$155,189	$245,278
Accounts receivable, net	71,843	80,299
Prepaid sports rights	35,228	39,911
Prepaid and other current assets	18,232	20,804
Assets of discontinued operations	459	462
Total current assets	280,951	386,754

Property and equipment, net	5,788	4,835
Restricted cash	6,139	6,142
Intangible assets, net	147,053	158,448
Goodwill	618,955	622,818
Right-of-use assets	33,861	35,825
Other non-current assets	16,101	17,818
Total assets	$1,108,848	$1,232,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,940	$74,311
Accrued expenses and other current liabilities	308,157	320,041
Notes payable	6,664	6,323
Deferred revenue	86,340	90,203
Long-term borrowings - current portion	1,286	1,612
Current portion of lease liabilities	5,452	5,247
Liabilities of discontinued operations	19,125	19,608
Total current liabilities	464,964	517,345

Convertible notes, net	352,738	391,748
Lease liabilities	35,243	38,087
Other long-term liabilities	1,672	1,635
Total liabilities	854,617	948,815

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders’ equity:
Common stock par value $0.0001: 1,000,000,000 and 800,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively ; 329,336,621 and 299,215,160 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	33	30
Additional paid-in capital	2,194,966	2,136,870
Accumulated deficit	(1,926,824)	(1,845,542)
Non-controlling interest	(12,780)	(11,751)
Accumulated other comprehensive (loss) income	(1,164)	4,218
Total shareholders’ equity	$254,231	$283,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,108,848	$1,232,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscription	$362,936	$288,994	$736,650	$589,869
Advertising	26,285	23,070	53,754	45,791
Other	1,744	671	2,908	1,449
Total revenues	390,965	312,735	793,312	637,109
Operating expenses
Subscriber related expenses	326,499	270,953	686,669	572,331
Broadcasting and transmission	15,173	18,327	29,673	38,091
Sales and marketing	35,883	33,819	79,063	76,765
Technology and development	19,349	17,778	39,389	36,005
General and administrative	20,217	15,460	38,726	30,137
Depreciation and amortization	9,519	8,913	18,780	17,755
Total operating expenses	426,640	365,250	892,300	771,084
Operating loss	(35,675)	(52,515)	(98,988)	(133,975)

Other income (expense)
Interest expense	(5,563)	(3,442)	(10,819)	(6,815)
Interest income	1,659	2,985	4,186	5,103
Amortization of debt premium (discount), net	268	(645)	521	(1,268)
Gain on extinguishment of debt	12,124	—	21,761	—
Other income (expense)	1,453	(713)	1,389	(857)
Total other income (expense)	9,941	(1,815)	17,038	(3,837)

Loss from continuing operations before income taxes	(25,734)	(54,330)	(81,950)	(137,812)
Income tax (provision) benefit	(99)	121	(212)	235
Net loss from continuing operations	(25,833)	(54,209)	(82,162)	(137,577)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	106	4,259	(149)	4,003
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	106	4,259	(149)	4,003

Net loss	(25,727)	(49,950)	(82,311)	(133,574)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	(25,727)	(49,950)	(82,311)	(133,574)

Less: Net loss attributable to non-controlling interest	455	10	1,029	21
Net loss attributable to common shareholders	$(25,272)	$(49,940)	$(81,282)	$(133,553)

Other comprehensive loss
Foreign currency translation adjustment	(2,367)	(137)	(5,382)	(2,893)
Comprehensive loss attributable to common shareholders	$(27,639)	$(50,077)	$(86,664)	$(136,446)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.19)	$(0.27)	$(0.53)
Basic and diluted income (loss) per share from discontinued operations	$—	$0.02	$—	$0.02
Basic and diluted loss per share	$(0.08)	$(0.17)	$(0.27)	$(0.51)
Weighted average shares outstanding:
Basic and diluted	311,253,856	291,720,400	305,339,121	258,646,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended June 30, 2024
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	299,215,160	30	2,136,870	(1,845,542)	(11,751)	4,218	$283,825
Exercise of stock options	2,042	—	2	—	—	—	2
Delivery of common stock underlying restricted stock units	507,198	—	—	—	—	—	—
Stock-based compensation	—	—	11,873	—	—	—	11,873
Foreign currency translation adjustment	—	—	—	—	—	(3,015)	(3,015)
Net loss attributable to non-controlling interest	—	—	—	—	(574)	—	(574)
Net loss attributable to common shareholders	—	—	—	(56,010)	—	—	(56,010)
Balance at March 31, 2024 (Unaudited)	299,724,400	30	2,148,745	(1,901,552)	(12,325)	1,203	236,101
Issuance of common stock, net of offering costs	28,791,969	3	36,835	—	—	—	36,838
Exercise of stock options	2,000	—	1	—	—	—	1
Delivery of common stock underlying restricted stock units	818,252	—	—	—	—	—	—
Stock-based compensation	—	—	9,385	—	—	—	9,385
Foreign currency translation adjustment	—	—	—	—	—	(2,367)	(2,367)
Net loss attributable to non-controlling interest	—	—	—	—	(455)	—	(455)
Net loss attributable to common shareholders	—	—	—	(25,272)	—	—	(25,272)
Balance at June 30, 2024 (Unaudited)	329,336,621	33	2,194,966	(1,926,824)	(12,780)	(1,164)	254,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended June 30, 2023
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	209,684,548	$21	$1,972,006	$(1,558,088)	$(11,662)	$(595)	$401,682
Issuance of common stock, net of offering costs	71,444,729	7	106,050	—	—	—	106,057
Exercise of stock options	28,663	—	46	—	—	—	46
Cancellation of escrow shares in connection with Edisn acquisition	(12,595)	—	(344)	—	—	—	(344)
Delivery of common stock underlying restricted stock units	454,462	—	—	—	—	—	—
Stock-based compensation	—	—	11,738	—	—	—	11,738
Molotov non-controlling interest	—	—	(864)	—	374	(9)	(499)
Foreign currency translation adjustment	—	—	—	—	—	2,756	2,756
Net loss attributable to non-controlling interest	—	—	—	—	(11)	—	(11)
Net loss attributable to common shareholders	—	—	—	(83,613)	—	—	(83,613)
Balance at March 31, 2023 (Unaudited)	281,599,807	28	2,088,632	(1,641,701)	(11,299)	2,152	437,812
Issuance of common stock, net of offering costs	10,250,000	1	10,854	—	—	—	10,855
Exercise of stock options	161,825	—	49	—	—	—	49
Delivery of common stock underlying restricted stock units	547,493	—	—	—	—	—	—
Stock-based compensation	—	—	11,211	—	—	—	11,211
Foreign currency translation adjustment	—	—	—	—	—	137	137
Net loss attributable to non-controlling interest	—	—	—	—	(10)	—	(10)
Net loss attributable to common shareholders	—	—	—	(49,940)	—	—	(49,940)
Balance at June 30, 2023 (Unaudited)	292,559,125	29	2,110,746	(1,691,641)	(11,309)	2,289	410,114
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

`fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(82,311)	$(133,574)
Less: Net income (loss) from discontinued operations, net of tax	(149)	4,003
Net loss from continuing operations	(82,162)	(137,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,780	17,755
Stock-based compensation	23,285	26,744
Amortization of debt (premium) discount, net	(521)	1,268
Gain on extinguishment of debt	(21,761)	—
Deferred income tax provision (benefit)	212	(235)
Amortization of right-of-use assets	1,964	1,359
Other adjustments	341	319
Changes in operating assets and liabilities of business:
Accounts receivable, net	8,383	(4,828)
Prepaid expenses and other assets	3,736	(5,169)
Prepaid sports rights	4,862	1,127
Accounts payable	(37,133)	(20,716)
Accrued expenses and other liabilities	(12,518)	(22,845)
Deferred revenue	(3,812)	(4,659)
Lease liabilities	(2,576)	(610)
Net cash used in operating activities - continuing operations	(98,920)	(148,067)
Net cash used in operating activities - discontinued operations	(629)	(1,232)
Net cash used in operating activities	(99,549)	(149,299)

Cash flows from investing activities
Purchases of property and equipment	(316)	(267)
Capitalization of internal use software	(6,830)	(8,404)
Purchase of intangible assets	(540)	—
Net cash used in investing activities	(7,686)	(8,671)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	36,860	116,903
Redemption of non-controlling interest	—	(2,147)
Repurchase of convertible notes	(14,657)	—
Vested restricted stock units settled for cash	(181)	(125)
Payments for financing costs	(4,657)	—
Proceeds from exercise of stock options	3	95
Repayments of notes payable and long-term borrowings	(225)	(326)
Net cash provided by financing activities	17,143	114,400

Net decrease in cash, cash equivalents and restricted cash	(90,092)	(43,570)
Cash, cash equivalents and restricted cash at beginning of period	251,420	343,226
Cash, cash equivalents and restricted cash at end of period	$161,328	$299,656

Supplemental disclosure of cash flows information:
Interest paid	$5,094	$6,579
Income taxes paid	$120	$6

Non-cash financing and investing activities:
Accrued expenses - issuance of common stock	$37	$9
Accounts payable - financing costs	$25	$—
Accounts payable - purchases of property and equipment	$1,374	$—
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
The Company’s subscription-based streaming services are offered to consumers who can sign-up for accounts through which the Company provides basic plans with the flexibility for consumers to purchase incremental features that include additional content or enhanced functionality best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The Fubo platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine, as well as 4K streaming and Cloud DVR offerings.
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $161.3 million (excluding discontinued operations), a working capital deficit (excluding discontinued operations) of $165.3 million and an accumulated deficit of $1,926.8 million as of June 30, 2024. The Company incurred a net loss from continuing operations of $25.8 million and $82.2 million for the three and six months ended June 30, 2024, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
As discussed further in Note 12, during the six months ended June 30, 2024, the Company received net proceeds of approximately $36.9 million (after deducting $0.8 million in commissions and expenses) from sale of 28,791,969 shares of its common stock, at a weighted average gross sales price of $1.31 per share pursuant to an at-the-market sales agreement with its sales agents.
As discussed further in Note 10, during the six months ended June 30, 2024, the Company completed the repurchase of $27.1 million principal amount of the 2026 Notes for $15.0 million, including accrued interest. An additional $19.9 million principal amount was repurchased for $12.1 million including accrued interest that settled in July 2024.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors, actions by certain competitors that we assert are anticompetitive (see Note 13 - Commitments and Contingencies - Legal Proceedings), and our ability to repay or restructure our outstanding debt upon or prior to their maturities. In addition to the foregoing, the Company cannot predict the potential impact on its development timelines, revenue levels and its liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators, which depend on factors beyond the Company's knowledge or control. Based upon the Company’s current assessment, it does not expect the impact of macroeconomic factors to materially impact the Company’s operations. However, the Company is continuing to assess the impact that the macroeconomic factors may have on its operations, financial condition and liquidity.
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
At June 30, 2024 and December 31, 2023, total assets of the consolidated VIE were $11.8 million and $13.5 million, respectively, and total liabilities of the consolidated VIE were $1.7 million and $3.0 million, respectively, and are reflected in the Company's consolidated balance sheets.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Those estimates and assumptions include useful lives of property and equipment and intangible assets, recoverability of goodwill and intangible assets, accruals for contingent liabilities, equity instruments issued in share-based payment arrangements, and accounting for income taxes, including the valuation allowance on deferred tax assets.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$155,189	$245,278
Restricted cash	6,139	6,142
Total cash, cash equivalents and restricted cash	$161,328	$251,420
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of June 30, 2024, the streaming business.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic loss per share:
Net loss from continuing operations	$(25,833)	$(54,209)	$(82,162)	$(137,577)
Less: net loss attributable to non-controlling interest	455	10	1,029	21
Net loss from continuing operations available to common shareholders	(25,378)	(54,199)	(81,133)	(137,556)
Net income (loss) from discontinued operations, net of tax	106	4,259	(149)	4,003
Net loss attributable to common shareholders	$(25,272)	$(49,940)	$(81,282)	$(133,553)

Shares used in computation:
Weighted-average common shares outstanding	311,253,856	291,720,400	305,339,121	258,646,559
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.19)	$(0.27)	$(0.53)
Basic and diluted loss per share from discontinued operations	$—	$0.02	$—	$0.02
Basic and diluted loss per share	$(0.08)	$(0.17)	$(0.27)	$(0.51)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Warrants to purchase common stock	166,670	166,670
Stock options	18,859,624	19,192,053
Unvested restricted stock units	23,066,094	14,210,700
Convertible notes variable settlement feature	49,115,898	6,966,078
Total	91,208,286	40,535,501
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
Net income (loss) from Fubo Gaming's discontinued operations consists of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Wagering	$—	$—	$—	$—
Total revenues	—	—	—	—
Operating expenses
Sales and marketing	—	—	—	(59)
Technology and development	—	—	—	17
General and administrative	24	481	279	746
Gain on extinguishment of liabilities	(130)	(4,740)	(130)	(4,740)
Impairment of goodwill, intangible assets, and other long-lived assets, net	—	—	—	33
Total operating expenses	(106)	(4,259)	149	(4,003)
Operating income (loss)	106	4,259	(149)	4,003

Net income (loss) from discontinued operations before income taxes	106	4,259	(149)	4,003
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	106	4,259	(149)	4,003
As of June 30, 2024 and December 31, 2023, the balance sheet of discontinued operations consisted primarily of accounts payable, accrued expenses and other current liabilities of $19.1 million and $19.6 million, respectively, primarily related to contract termination costs.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following tables summarize subscription revenue and advertising revenue by region for the three and six months ended June 30, 2024 and 2023 (in thousands):
Subscription

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States and Canada (North America)	$354,887	$281,088	$720,457	$574,346
Rest of world	8,049	7,906	16,193	15,523
Total subscription revenues	$362,936	$288,994	$736,650	$589,869
Advertising

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States and Canada (North America)	$26,028	$22,820	$53,253	$45,335
Rest of world	257	250	501	456
Total advertising revenues	$26,285	$23,070	$53,754	$45,791
Contract balances
For the three and six months ended June 30, 2024 and 2023, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of June 30, 2024, and December 31, 2023, the Company’s contract liabilities totaled approximately $86.3 million and $90.2 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and equipment, net
The table below summarizes the Company’s property and equipment, net at June 30, 2024 and December 31, 2023 (in thousands):

	Useful Life (Years)	June 30, 2024	December 31, 2023
Furniture and fixtures	5	$533	$532
Computer equipment	3-5	5,582	3,949
Leasehold improvements	Term of lease	5,314	5,302
		11,429	9,783
Less: Accumulated depreciation		(5,641)	(4,948)
Total property and equipment, net		$5,788	$4,835

Depreciation expense totaled approximately $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively.

Depreciation expense totaled approximately $0.7 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets at June 30, 2024 and December 31, 2023 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	June 30, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	4.7	38,840	(18,680)	20,160
Capitalized internal use software	3	2.0	32,600	(10,488)	22,112
Software and technology	3 - 9	4.6	195,893	(91,112)	104,781
Total			$267,333	$(120,280)	$147,053

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.0	$32,729	$(32,729)	$—
Trade names	2 - 9	5.2	38,859	(16,578)	22,281
Capitalized internal use software	3	2.3	25,770	(5,893)	19,877
Software and technology	3 - 9	5.1	196,136	(79,846)	116,290
Total			$293,494	$(135,046)	$158,448

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $9.2 million and $8.5 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $18.1 million and $16.9 million for the six months ended June 30, 2024 and 2023, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2024	$18,850
2025	35,938
2026	33,554
2027	27,527
2028	25,075
Thereafter	6,109
Total	$147,053
Goodwill
The following table is a summary of the changes to goodwill for the six months ended June 30, 2024 (in thousands):

Balance - December 31, 2023	$622,818
Foreign currency translation adjustment	(3,863)
Balance - June 30, 2024	$618,955
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
During the three months ended June 30, 2024, the Company determined there were no triggering events that could potentially cause the fair value of the Company to fall below carrying value.
As of June 30, 2024, goodwill includes an accumulated impairment charge of $148.1 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	June 30, 2024	December 31, 2023
Affiliate fees	$231,260	$266,089
Broadcasting and transmission	12,619	13,097
Selling and marketing	12,408	33,925
Accrued compensation	9,551	13,218
Legal and professional fees	7,252	3,672
Sales tax	46,574	42,590
Accrued interest	7,498	4,671
Subscriber related	2,223	1,624
Shares settled liability	6,977	5,131
Other	11,407	11,970
Total	$347,769	$395,987
Note 9 – Income Taxes
The following table presents income tax (provision) benefit for income taxes (in thousands, except for effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax (provision) benefit	(99)	121	(212)	235
Effective tax rate	(0.38)%	0.22%	(0.26)%	0.17%
The Company’s effective tax rates on continuing operations were lower than the U.S. statutory rate of 21% as no tax benefit was provided on current year operating losses primarily due to valuation allowances recorded against certain of the Company’s deferred tax assets.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years which is a significant piece of negative evidence to overcome. During the three and six months ended June 30, 2024, there have been no changes in the Company’s valuation allowance assessment. The Company continues to maintain a full valuation allowance on all its U.S., French, and Spanish deferred tax assets as the Company concluded that such deferred tax assets are not realizable on a more-likely-than-not basis.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of June 30, 2024 and December 31, 2023 consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	June 30, 2024
2026 Convertible Notes	3.25%	$164,639	$—	$(1,841)	$162,798
2029 Convertible Notes	7.5%	177,506	—	12,434	$189,940
Note payable	10.0%	2,700	3,925	—	6,625
Bpifrance	2.25%	1,286	—	—	1,286
Other	4.0%	30	9	—	39
		$346,161	$3,934	$10,593	$360,688

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2023
2026 Convertible Notes	3.25%	$397,500	$—	$(5,752)	$391,748
Note payable	10.0%	2,700	3,585	—	$6,285
Bpifrance	2.25%	1,612	—	—	$1,612
Other	4.0%	30	8	—	38
		$401,842	$3,593	$(5,752)	$399,683
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
During the three and six months ended June 30, 2024, the Company completed the repurchase of $27.0 million principal amount of the 2026 Convertible Notes with a net book value of $26.7 million for $14.7 million resulting in a gain of $12.1 million and is included in gain on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss.
During the three months ended June 30, 2024, the Company paid approximately $0.3 million of interest expense, in connection with the 2026 Convertible Notes. During the three months ended June 30, 2024 and 2023, the Company recorded amortization expense of $0.3 million and $0.6 million, respectively, included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
During the six months ended June 30, 2024 and 2023, the Company paid approximately $3.4 million and $6.5 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.6 million and $1.3 million, respectively, included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2024, following the Exchange (defined below) and the repurchase described above, there is $164.6 million aggregate principal amount of 2026 Convertible Notes outstanding.
The fair value (Level 2) of the 2026 Convertible Notes was $98.2 million and $288.2 million as of June 30, 2024 and December 31, 2023, respectively.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The 2029 Notes were initially recorded at fair value. The Company recognized the difference between the fair value of the 2029 Notes and the carrying value of the exchanged 2026 Notes as a gain on the extinguishment debt. The Company incurred $4.2 million of financing costs that have been capitalized on the balance sheet and are being amortized over the life of the 2029 Notes.
During the three months ended June 30, 2024, the Company recorded income of $0.6 million included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
During the six months ended June 30, 2024, the Company paid approximately $1.6 million of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $1.1 million included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $151.3 million as of June 30, 2024.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.6 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of June 30, 2024 and December 31, 2023, including interest and penalties, is $6.6 million and $6.3 million, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Bpifrance
In December 2021, the Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. During the six months ended June 30, 2024 and 2023, the Company made principal payments of $0.3 million. As of June 30, 2024 and December 31, 2023, the principal balance totaled approximately $1.3 million and $1.6 million, respectively, and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of June 30, 2024 and December 31, 2023, the principal balance and accrued interest totaled approximately $39,000 and $38,000, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheet.
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	Fair value measured at June 30, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$112,538	$—	$—	$112,538
Total financial assets at fair value	$112,538	$—	$—	$112,538

	Fair value measured at December 31, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$205,074	$—	$—	$205,074
Total financial assets at fair value	$205,074	$—	$—	$205,074
There were no liabilities from continuing operations measured at fair value as of June 30, 2024 and December 31, 2023.

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
During the six months ended June 30, 2024, the Company sold 28,791,969 shares of its common stock under the ATM Program at a weighted average gross sales price of $1.31 and received net proceeds of approximately $36.9 million (after deducting $0.8 million in commissions and expenses).
As of June 30, 2024, there was $118.7 million remaining available for sale under the Sales Agreement.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. The expense recognized during the three and six months ended June 30, 2024 and 2023 was immaterial. There was no unrecognized expense outstanding as of June 30, 2024.
A summary of the Company’s outstanding warrants as of June 30, 2024, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	166,670	$17.40	$—	8.6
Outstanding as of June 30, 2024	166,670	$17.40	$—	8.1
Stock-based compensation
During the three and six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscriber related	$79	$57	$158	$109
Sales and marketing	4,670	5,990	9,377	12,663
Technology and development	2,631	2,980	6,509	6,022
General and administrative	2,928	4,029	7,241	7,950
	$10,308	$13,056	$23,285	$26,744
During the three months ended June 30, 2024 and 2023, in connection with the MEP Framework Agreement, the Company recorded approximately $0.9 million and $1.8 million, respectively, of stock-based compensation expense as a shares settled liability.
During the six months ended June 30, 2024 and 2023, in connection with the MEP Framework Agreement, the Company recorded approximately $1.8 million and $3.7 million, respectively, of stock-based compensation expense as a shares settled liability.
As of June 30, 2024 and December 31, 2023, $7.0 million and $5.1 million, respectively, of such shares settled liability is included in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. On June 17, 2024, the Company further amended the 2020 Plan to, among other things, increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 20,000,000 shares. As of June 30, 2024, there are 24,641,050 shares available for future issuance under the 2020 Plan.
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
On August 7, 2023, the Board approved the adoption of the 2023 Employment Inducement Equity Incentive Plan (the “2023 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The aggregate number of shares of common stock reserved for issuance under the 2023 Inducement Plan is 3,000,000. The 2023 Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. No shares are available for future issuance under the 2023 Inducement Plan.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity for the six months ended June 30, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	10,475,607	$6.31	$6,534	5.3
Exercised	(4,042)	$0.87
Forfeited or expired	(165,238)	$12.57
Outstanding as of June 30, 2024	10,306,327	$6.21	$1,009	4.9

Options vested and exercisable as of June 30, 2024	9,678,666	$6.44	$1,009	4.8
There were no options granted during the three and six months ended June 30, 2024.
During the three and six months ended June 30, 2023, the Company granted 636,298 options to purchase shares of its common stock to the Company's Chief Executive Officer ("CEO"). The options have a fair value of approximately $0.8 million with an exercise price of $2.02 per share, vest in four equal annual installments, with the first installment vesting on February 20, 2024, and expire on May 8, 2033.
The following assumptions were used in determining the fair value of stock options granted during the three and six months ended June 30, 2023:

Dividend yield	—
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6.0 years
As of June 30, 2024, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.8 million to be recognized over a weighted average period of 2.0 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the six months ended June 30, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	4,453,297	$12.75	$—	3.7
Outstanding as of June 30, 2024	4,453,297	$12.75	$—	3.2

Options vested and exercisable as of June 30, 2024	3,994,964	$11.96	$—	3.1
There were no market and service-based options granted during the six months ended June 30, 2024 and 2023.
As of June 30, 2024, there was no unrecognized stock-based compensation expense for market and service-based stock options.

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
On April 20, 2023, the Company entered into the first amendment to the performance-based stock options described above that were awarded to its CEO. The amendment did not adjust the total number of options granted (4,100,000 options), the exercise price of $10.00 per share or the expiration date of October 7, 2030. Under the terms of the amendment, the original vesting conditions were modified with respect to the 3,280,000 performance-based stock options that remained unvested. The modified vesting of those stock options is based upon the achievement of certain performance metrics (the "Performance Criteria") during the period from January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% vesting based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested options (measured at target performance) will vest on February 20, 2026 (or the date of an earlier termination of employment without cause or for good reason (a "Qualifying Termination") following the change in control), provided the CEO continues to provide services through such date. In the event of the CEO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested options (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested options, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the modification of the 3,280,000 unvested options will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. There was no accounting impact on the fully vested 820,000 shares as a result of the amendment. The fair value of the options as of the amendment date totaled $1.2 million.

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
In connection with the MEP Project RSAs, during the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $1.9 million and during the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $3.8 million. As of June 30, 2024, the unrecognized stock-based compensation totaled $8.4 million and $5.1 million of shares liability was included in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
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
In connection with the MEP Network RSAs, during the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $0.7 million and during the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $1.4 million. As of June 30, 2024, the unrecognized stock-based compensation totaled $0.3 million and $1.9 million of shares liability was included in accrued expenses and other current liabilities and other long-term liabilities was recorded on the condensed consolidated balance sheet.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	20,313,775	$3.85
Granted	2,902,139	$1.50
Vested	(1,325,450)	$4.41
Forfeited or expired	(1,617,414)	$5.14
Unvested at June 30, 2024	20,273,050	$3.37

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2024, the Company granted 1,851,852 time-based restricted stock units to the Company's CEO. The time-based restricted stock units have a fair value of approximately $2.9 million measured based on the fair value at grant date and vests in three equal annual installments, with the first installment vesting on February 20, 2025.
During the six months ended June 30, 2024, the Company granted 1,050,287 time-based restricted stock units which generally vest annually over one-year (in the case annual grants to directors) or four-year (in the case grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $1.5 million.
As of June 30, 2024, the unrecognized stock-based compensation related to restricted stock units totaled $55.3 million, had an aggregate intrinsic value of approximately $25.1 million, and a weighted average remaining contractual term of 2.7 years.
Performance-Based Restricted Stock Units ("PRSU")
A summary of the Company’s performance-based restricted stock unit activity during the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	2,035,834	$20.23
Granted	947,035	$1.55
Forfeited	(189,825)	$3.26
Unvested at June 30, 2024	2,793,044	$15.05
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On November 20, 2023, the Company entered into the first amendment to the PRSUs described above that were awarded to its COO. The amendment did not adjust the total number of PRSUs granted (1.9 million PRSUs). Under the terms of the amendment, the original vesting conditions were modified with respect to the 1,140,000 PRSUs that remained unvested as of the amendment date. The modified vesting of the PRSUs is based upon the achievement of the Performance Criteria during the period from January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% vesting based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to the February 20, 2026 (the “Certification Date”). If a change in control event occurs on or prior to December 31, 2025, all of the unvested PRSUs (measured at target performance) will vest on or prior to February 20, 2026 (or the date of an earlier "Qualifying Termination" following the change in control), provided the COO continues to provide services through such date. In the event of the COO’s Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested PRSUs (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested PRSUs, determined based on actual performance during the performance period, will vest on the date performance is certified. Compensation cost related to the modification of the 1,140,000 unvested PRSUs will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the unvested PRSUs as of the amendment date totaled $7.2 million and will be expensed pro-rata over the requisite service period. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.8 million and $1.6 million related to the PRSUs. As of June 30, 2024, unrecognized stock-based compensation totaled $5.2 million.
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
On November 20, 2023, the Company entered into PRSU agreements with various executive employees (the "Executives") covering a total of 569,475 shares in the aggregate. Under the terms of the agreements, the PRSUs will be eligible to vest based upon the achievement of the Performance Criteria during the period January 1, 2025 through December 31, 2025, including 50% vesting based on the Company's adjusted EBITDA, 25% vesting based on revenue criteria, and 25% based on the number of subscribers achieved. The Company’s Board will certify the Company’s performance relative to the Performance Criteria on or prior to the February 20, 2026 Certification Date. If a change in control event occurs on or prior to December 31, 2025, all of the unvested PRSUs (measured at target performance) will vest on February 20, 2026 (or the date of a "Qualifying Termination" following the change in control), provided the Executives continues to provide services through such date. In the event of an Executive's Qualifying Termination prior to a change in control, if the termination occurs on or prior to December 31, 2025, then all unvested PRSUs (measured at target performance) will vest as of the date of termination, and if the termination occurs on or after January 1, 2026, a number of unvested PRSUs, determined based on actual performance during the performance period, will vest on date performance is certified. Compensation cost related to the unvested PRSUs will be recognized over the requisite service period for the new award beginning on the grant date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the PRSUs totaled $1.9 million. During the six months ended June 30, 2024, 189,825 shares were forfeited. As of June 30, 2024, the unrecognized stock-based compensation totaled $0.9 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On April 4 2024, the Company entered into a second PRSU agreement with the Company's CEO. The PRSU agreement provides the right to earn shares of the Company's common stock upon achievement of certain performance criteria, with 1,851,852 shares being earned at target performance and up to 2,777,778 shares being earned at maximum performance. The number of PRSUs eligible to vest will be determined based upon the achievement of annual performance-based vesting conditions for the 2024, 2025, and 2026 calendar years. The Company accounts for the PRSUs as three separate awards each with a requisite service period beginning on January 1st of the applicable year. For the first performance period, the Company has defined the performance targets as adjusted EBITDA, revenue, and the number of subscribers, and determined the grant date was April 4 2024, respectively. The Company's Board will define the performance criteria for the second and third performance period no later than March 15, 2025 and 2026 (the grant date). Any PRSUs that are eligible to vest based on performance relative to the pre-determined annual performance objectives will vest on the date on which the Company’s performance for the 2026 performance year is certified, which will occur on or before February 20, 2027. Any such vesting is subject to the employee’s continuation in service with the Company through the applicable vesting date. The Company's Board will review attainment of such performance conditions annually from 2025 through 2027 on a given certification date (subsequent to the Company’s calendar year end) to determine if any PRSUs should be eligible to vest. The PRSUs contain both service and performance vesting conditions. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. The fair value of the PRSUs is measured based on their grant date fair value which totaled $1.0 million for the first performance period.
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases
Operating lease cost	$1,752	$1,537	$3,508	$2,969
Other lease cost	190	103	414	158
Operating lease expense	1,942	1,640	3,922	3,127
Short-term lease rent expense	—	66	—	132
Total rent expense	$1,942	$1,706	$3,922	$3,259
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$2,093	$1,486	$4,182	$2,233
Right of use assets exchanged for operating lease liabilities	$—	$3,062	$—	$3,062
Weighted average remaining lease term - operating leases	9.7	10.5	9.7	10.5
Weighted average remaining discount rate - operating leases	7.8%	7.9%	7.8%	7.9%

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2024, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2024	$4,180
Year Ended December 31, 2025	7,763
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Thereafter	31,737
Total	58,905
Less present value discount	(18,210)
Operating lease liabilities	$40,695
Other Contractual Obligations
Annual Sponsorship Agreements
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):

2024	$1,625
2025	3,275
2026	3,325
2027	3,425
2028	3,525
Thereafter	12,725
Total	$27,900
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows (in thousands):

2024	$11,865
2025	13,748
2026	13,748
2027	13,748
2028	4,583
Total	$57,692
During the six months ended June 30, 2024, the Company made upfront payments totaling approximately $25.4 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheets.

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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del.)
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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. After filing petitions for inter partes review on all the patents asserted by DISH, fuboTV Media filed a motion to stay the district court case pending resolution of those inter partes reviews. Briefing on the motion is complete and a hearing is scheduled for August 13, 2024. Of the petitions for inter partes review filed by fuboTV Media, five relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) has already instituted proceedings, and those are expected to be complete by April 25, 2025. The PTAB will decide whether to institute proceedings on the remaining three patents by November 17, 2024.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC) filed Demands for Arbitration with the AAA against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. On February 5, 2024, the AAA dismissed the arbitration relating to the sponsorship agreement, and, on February 27, 2024, the AAA dismissed without prejudice the arbitration relating to the sports betting agreement. Thereafter, the parties settled any remaining claims. Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims seeking to hold the Company responsible for Fubo Gaming’s contractual obligations (on contractual guaranty and other bases). At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to any such matters. The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

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
On April 8, 2024, the Company filed a motion for preliminary injunction seeking to enjoin the launch of the joint venture pending the outcome of the lawsuit. A hearing on that motion is set to begin on August 6, 2024. On April 9 and 10, 2024, the defendants moved to dismiss Fubo’s claims. Briefing on those motions is stayed until after the hearing on Fubo’s motion for preliminary injunction.
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
Competitive Environment
The actions of our competitors could also have a negative impact on our growth and business. For example, on February 6, 2024, Disney, Fox and WBD announced the proposed formation of a forthcoming sports streaming service (the "Network JV"). In response, we promptly filed a lawsuit against these companies challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. There can be no assurance, however, that we will be successful in this lawsuit. The launch of the Network JV as envisioned would impact our subscriber base, including causing a loss of subscribers and making it difficult to attract new subscribers, negatively impact our revenues and make it difficult for us to achieve our profitability targets. See "Risk Factors—Risks Related to our Products and Technologies and Competition—If our antitrust lawsuit to prevent the launch of the Network JV is unsuccessful, the launch of the Network JV as envisioned would likely materially and adversely affect us, including by threatening the solvency of our business."
Acceleration or Deceleration of Cord-Cutting
In recent years, including as a result of the COVID-19 pandemic, we and other streaming services experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. Although traditional Pay TV still accounts for a meaningful share of TV viewing hours for U.S. households, the proportion has declined in recent years as customers cut the cord. While we believe consumers are increasingly favoring the streaming services based on, among other factors, customer experience and pricing considerations, these positive trends for our business may not continue during future periods.
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
Net income (loss) from discontinued operations
The net income (loss) from discontinued operations primarily consists of operating expenses related to the launch and wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and revaluation of certain contract termination costs.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscription	$362,936	$288,994	$736,650	$589,869
Advertising	26,285	23,070	53,754	45,791
Other	1,744	671	2,908	1,449
Total revenues	390,965	312,735	793,312	637,109
Operating expenses
Subscriber related expenses	326,499	270,953	686,669	572,331
Broadcasting and transmission	15,173	18,327	29,673	38,091
Sales and marketing	35,883	33,819	79,063	76,765
Technology and development	19,349	17,778	39,389	36,005
General and administrative	20,217	15,460	38,726	30,137
Depreciation and amortization	9,519	8,913	18,780	17,755
Total operating expenses	426,640	365,250	892,300	771,084
Operating loss	(35,675)	(52,515)	(98,988)	(133,975)

Other income (expense)
Interest expense	(5,563)	(3,442)	(10,819)	(6,815)
Interest income	$1,659	$2,985	4,186	5,103
Amortization of debt premium (discount), net	268	(645)	521	(1,268)
Gain on extinguishment of debt	12,124	—	21,761	—
Other income (expense)	1,453	(713)	1,389	(857)
Total other income (expense)	9,941	(1,815)	17,038	(3,837)

Loss from continuing operations before income taxes	(25,734)	(54,330)	(81,950)	(137,812)
Income tax (provision) benefit	(99)	121	(212)	235
Net loss from continuing operations	$(25,833)	$(54,209)	$(82,162)	$(137,577)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	106	4,259	(149)	4,003
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	106	4,259	(149)	4,003

Net loss	(25,727)	(49,950)	(82,311)	(133,574)

Revenue
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized revenues of $391.0 million compared to $312.7 million during the three months ended June 30, 2023. The increase of $78.2 million is primarily due to an increase in subscription revenue of $73.9 million, comprising $57.1 million from an increase in our subscriber base and $16.8 million from increases in subscription package prices and attachments sold. Advertising revenue increased $3.2 million primarily due to an increase in number of impressions sold.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized revenues of $793.3 million compared to $637.1 million during the six months ended June 30, 2023. The increase of $156.2 million is primarily due to an increase in subscription revenue of $146.8 million, comprising $98.6 million from an increase in our subscriber base and $48.2 million from increases in subscription package prices and attachments sold. Advertising revenue increased $8.0 million primarily due to an increase in number of impressions sold and CPMs.
Subscriber related expenses
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized subscriber related expenses of $326.5 million compared to $271.0 million during the three months ended June 30, 2023. The increase of $55.5 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized subscriber related expenses of $686.7 million compared to $572.3 million during the six months ended June 30, 2023. The increase of $114.3 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized broadcasting and transmission expenses of $15.2 million compared to $18.3 million during the three months ended June 30, 2023. The decrease of $3.2 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized broadcasting and transmission expenses of $29.7 million compared to $38.1 million during the six months ended June 30, 2023. The decrease of $8.4 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Sales and marketing
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized sales and marketing expenses of $35.9 million compared to $33.8 million during the three months ended June 30, 2023. The increase of $2.1 million is primarily due to a $3.8 million increase in marketing expenses to attract new customers offset by a decrease in stock-based compensation expense of $1.3 million

Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized sales and marketing expenses of $79.1 million compared to $76.8 million during the six months ended June 30, 2023. The increase of $2.3 million is primarily due to a $6.3 million increase in marketing expenses to attract new customers offset by a decrease in payroll and stock-based compensation expense of $3.1 million and software expense of $0.8 million.
Technology and development
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized technology and development expenses of $19.3 million compared to $17.8 million during the three months ended June 30, 2023. The increase of $1.6 million is primarily due to a $2.0 million increase in payroll and stock-based compensation expense offset by $0.5 million decrease in software expense.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized technology and development expenses of $39.4 million compared to $36.0 million during the six months ended June 30, 2023. The increase of $3.4 million is primarily due to a $4.0 million increase in payroll and stock-based compensation expense, partially offset by $0.8 million decrease in software expense.
General and Administrative
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, general and administrative expenses totaled $20.2 million compared to $15.5 million during the three months ended June 30, 2023. The increase of $4.8 million was primarily due to an $5.3 million increase in legal fees offset by $0.8 million in payroll and stock-based compensation expense.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, general and administrative expenses totaled $38.7 million compared to $30.1 million during the six months ended June 30, 2023. The increase of $8.6 million was primarily due to a $7.9 million increase in legal and professional fees and a $0.4 million increase in payroll and stock-based compensation expense.
Depreciation and amortization
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized depreciation and amortization expenses of $9.5 million compared to $8.9 million during the three months ended June 30, 2023. The increase of $0.6 million was primarily due to an increase in the amortization of capitalized internal use software.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized depreciation and amortization expenses of $18.8 million compared to $17.8 million during the six months ended June 30, 2023. The increase of $1.0 million was primarily due to an increase in the amortization of capitalized internal use software.

Other Income (Expense)
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized $9.9 million of other income, net compared to $1.8 million of other expense, net during the three months ended June 30, 2023. The change of $11.8 million was primarily due to a $12.1 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized $17.0 million of other income, net compared to $3.8 million of other expense, net during the six months ended June 30, 2023. The change of $20.9 million was primarily due to a $21.8 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Notes with the 2029 Notes..
Income tax (provision) benefit
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized income tax expense of $0.1 million compared to an income tax benefit of $0.1 million during the three months ended June 30, 2023. The change of $0.2 million was primarily driven by foreign taxes related to our Indian operations. The Company has not provided any income tax benefit relating to its current operating losses in the U.S., France, and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized income tax expense of $0.2 million compared to an income tax benefit of $0.2 million during the six months ended June 30, 2023. The change of $0.4 million was primarily driven by foreign taxes related to our Indian operations. The Company has not provided any income tax benefit relating to its current operating losses in the U.S., France, and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Net income (loss) from discontinued operations, net of tax
Three Months Ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we recognized net income from discontinued operations of $0.1 million compared to a net income of $4.3 million during the three months ended June 30, 2023. The decrease of $4.2 million is primarily due to the change in impact from the re-evaluation of certain contract termination costs in each period. We discontinued the operations of our wagering business in October 2022.
Six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we recognized net loss from discontinued operations of $0.1 million compared to net income of $4.0 million during the six months ended June 30, 2023. The decrease of $4.2 million is primarily due to the change in impact from the re-evaluation of certain contract termination costs in each period. We discontinued the operations of our wagering business in October 2022.

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
We had 1.5 million and 1.2 million paid subscribers in the United States and Canada ("North America" or "NA") as of June 30, 2024 and 2023, respectively, and 0.4 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of June 30, 2024 and 2023, respectively.
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
Our NA ARPU was $85.69 and $81.62 for the three months ended June 30, 2024 and 2023, respectively, and our ROW ARPU was $7.02 and $6.91 for the three months ended June 30, 2024 and 2023, respectively.
Our NA ARPU was $85.10 and $79.11 for the six months ended June 30, 2024 and 2023, respectively, and our ROW ARPU was $7.01 and $6.74 for the six months ended June 30, 2024 and 2023, respectively.
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
Our Gross Profit was $49.3 million and $23.5 million for the three months ended June 30, 2024 and 2023, respectively. Our Gross Margin was 12.6% and 7.5% for the same periods, respectively.
Our Gross Profit was $77.0 million and $26.7 million for the six months ended June 30, 2024 and 2023, respectively. Our Gross Margin was 9.7% and 4.2% for the same periods, respectively.

The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$362,936	$288,994	$736,650	$589,869
Advertising Revenue (GAAP)	26,285	23,070	53,754	45,791
(Subtract):
ROW Subscription Revenue	(8,049)	(7,906)	(16,193)	(15,523)
ROW Advertising Revenue	(257)	(250)	(501)	(456)
Total	380,915	303,908	773,710	619,681
Divide:
Average Subscribers (North America)	1,481,751	1,241,218	1,515,266	1,305,642
Months in Period	3	3	6	6
North America Monthly Average Revenue per User (NA ARPU)	$85.69	$81.62	$85.10	$79.11
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$362,936	$288,994	$736,650	$589,869
Advertising Revenue (GAAP)	26,285	23,070	53,754	45,791
(Subtract):
North America Subscription Revenue	(354,887)	(281,088)	(720,457)	(574,346)
North America Advertising Revenue	(26,028)	(22,820)	(53,253)	(45,335)
Total	8,306	8,156	16,694	15,979
Divide:
Average Subscribers (ROW)	394,471	393,601	397,000	395,277
Months in Period	3	3	6	6
ROW Monthly Average Revenue per User (ROW ARPU)	$7.02	$6.91	$7.01	$6.74
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of June 30, 2024, including lease obligations and sponsorship agreements, in addition to our discussion below regarding the dissolution of Fubo Gaming in October 2022.
Our primary sources of cash are receipts from subscription and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees. In addition, as a result of the dissolution of Fubo Gaming and termination of Fubo Sportsbook operations, we have incurred immaterial cash charges to date and may incur further cash charges, the amount and timing of which cannot be estimated at this time.

On February 2, 2021, we raised $389.4 million, net of offering expenses, through the sale of $402.5 million aggregate principal amount of 3.25% senior convertible notes due 2026 (the "2026 Notes"). The 2026 Notes bear interest at a rate of 3.25% per annum, payable semi-annually each year. In October 2023, the Company repurchased $5.0 million principal amount of the 2026 Notes for $3.3 million. In January 2024, we exchanged (the "Exchange") $205.8 million principal amount of the 2026 Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Notes”). At our election for any interest period, the 2029 Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually each year. In June 2024, we repurchased $46.9 million principal amount of the 2026 Notes for $27.1 million, including accrued interest. During the six months ended June 30, 2024, the Company completed the repurchase of $27.0 million principal amount for $15.0 million, including accrued interest. An additional $19.9 million principal amount was repurchased for $12.1 million including accrued interest that settled in July 2024. Upon completion of the Exchange and the repurchases, the aggregate principal amount of the 2026 Notes outstanding is $144.8 million, and the aggregate principal amount of the 2029 Notes outstanding is $177.5 million.
We currently have an effective shelf registration statement on Form S-3 (No. 333-258428) initially filed with the SEC on August 4, 2021, as amended (the “2021 Form S-3”), pursuant to which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. We also have an additional effective shelf registration statement on Form S-3 (No. 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. In addition, we have an effective shelf registration statement on Form S-3 (No. 333-277677) under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3. During the six months ended June 30, 2024, we sold 28,791,969 shares of our common stock under the ATM Program, resulting in net proceeds of approximately $36.9 million, after deducting agent commissions and issuance costs.
As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $161.3 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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

We believe our existing cash and cash equivalents will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors, actions by certain competitors that we assert are anticompetitive (see “Part III—Item 1–Legal Proceedings” and "Part II—Item 1A Risk Factors—Risks Related to Our Products and Technologies and Competition), and our ability to repay or restructure our outstanding debt upon or prior to their maturities. In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline, revenue levels and our liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators. However, we are continuing to assess the impact that macroeconomic factors may have on our operations, financial condition and liquidity, which depends on factors beyond our knowledge and control. See Note 10 in the accompanying unaudited condensed consolidated financial statements for further discussion regarding our outstanding indebtedness.
Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(98,920)	$(148,067)
Net cash used in investing activities	(7,686)	(8,671)
Net cash provided by financing activities	17,143	114,400
Discontinued operations:
Net cash used in operating activities	(629)	(1,232)
Net cash used in investing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(90,092)	$(43,570)
Continuing operations:
Operating Activities
Net cash used in operating activities was $98.9 million during the six months ended June 30, 2024 compared to $148.1 million during the six months ended June 30, 2023. The decrease was primarily driven by a decrease in net loss and an increase in cash receipts from accounts receivables partially offset by an increase in payments for programming license fees.
Investing Activities
Net cash used in investing activities was $7.7 million during the six months ended June 30, 2024 compared to $8.7 million during the six months ended June 30, 2023. The decrease was primarily driven by lower capitalization of internal use software.
Financing Activities
Net cash provided by financing activities was $17.1 million during the six months ended June 30, 2024 compared to net cash provided by financing activities of $114.4 million during the six months ended June 30, 2023. The decrease was primarily driven by the lower amount of proceeds from the ATM Program, repurchases of outstanding convertible notes during the six months ended June 30, 2024 and payments for financing costs associated with the issuance of the 2029 Notes during the six months ended June 30, 2024.
Discontinued operations:
Operating and Investing Activities
Net cash used in operating activities was $0.6 million during the six months ended June 30, 2024 compared to $1.2 million during the six months ended June 30, 2023. The decrease was primarily driven by activity in the current year related to the wind down of Fubo Sportsbook which was terminated in October 2022.

Off-Balance Sheet Arrangements
As of June 30, 2024, there were no off-balance sheet arrangements.
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
During the three months ended June 30, 2024, a qualitative assessment was performed and based on the results of the assessment, the Company determined that goodwill was not impaired as of June 30, 2024.
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
Interest Rate Risk
As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $161.3 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of June 30, 2024, we had $350.1 million of outstanding indebtedness on a consolidated basis which included $164.6 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.0 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2024, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.1% of the consolidated amount for the three and six months ended June 30, 2024. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of June 30, 2024, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. Briefing on the motion is complete and a hearing was held on March 25, 2024. On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. After filing petitions for inter partes review on all the patents asserted by DISH, fuboTV Media filed a motion to stay the district court case pending resolution of those inter partes reviews. Briefing on the motion is complete and a hearing is scheduled for August 13, 2024. Of the petitions for inter partes review filed by fuboTV Media, five relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) has already instituted proceedings, and those are expected to be complete by April 25, 2025. The PTAB will decide whether to institute proceedings on the remaining three patents by November 17, 2024.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, the Company has received communications from several commercial partners of Fubo Gaming, alleging breach by Fubo Gaming of applicable agreements. Certain of these parties have also asserted that the Company is a guarantor of Fubo Gaming’s obligations under the applicable agreements. On May 2, 2023, one such party (comprising two related plaintiff entities, Dynamo Stadium, LLC and Dynamo Soccer, LLC) filed Demands for Arbitration with the AAA against Fubo Gaming, alleging breaches by Fubo Gaming of a sports betting agreement and a sponsorship agreement, as well as against the Company for alleged guaranty obligations under the sports betting agreement. On February 5, 2024, the AAA dismissed the arbitration relating to the sponsorship agreement, and, on February 27, 2024, the AAA dismissed without prejudice the arbitration relating to the sports betting agreement. Thereafter, the parties settled any remaining claims. Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims seeking to hold the Company responsible for Fubo Gaming’s contractual obligations (on contractual guaranty and other bases). The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.
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
On April 8, 2024, the Company filed a motion for preliminary injunction seeking to enjoin the launch of the joint venture pending the outcome of the lawsuit. A hearing on that motion is set to begin on August 6, 2024. On April 9 and 10, 2024, the defendants moved to dismiss Fubo’s claims. Briefing on those motions is stayed until after the hearing on Fubo’s motion for preliminary injunction.
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
We have incurred losses since inception. Our net loss on continuing operations for the six months ended June 30, 2024 was $82.2 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
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
We may not be able to obtain additional financing on terms favorable to us, if at all, due to unfavorable market conditions, including rising interest rates, or otherwise. In addition, the 2029 notes indenture, and the exchange agreement entered into in connection with the issuance of the 2029 Secured Convertible Notes (the “Exchange Agreement"), restrict our ability to incur certain indebtedness and issue certain equity securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
As of June 30, 2024, we had $350.1 million of outstanding indebtedness on a consolidated basis which included $164.6 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.0 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Secured Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Secured Convertible Notes in kind, the aggregate principal amount of 2029 Secured Convertible Notes outstanding will increase.

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

As discussed in the paragraph above and in the section “Legal Proceedings,” to address these concerns, we have filed an antitrust lawsuit against the parties to the Network JV and certain of their affiliates to prevent the launch of the Network JV. The Company filed a motion for preliminary injunction seeking to enjoin the launch of the joint venture pending the outcome of the lawsuit and a hearing on that motion is set to begin on August 6, 2024 There can be no assurance, however, that we will be successful in this lawsuit, including obtaining the preliminary injunction. If we are not successful in obtaining an injunction and defendants are permitted to operate the Network JV, and/or maintain certain business practices, our business, financial condition and results of operations would likely be materially and adversely affected.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)

2024 Employment Inducement Equity Incentive Plan

On August 5, 2024, the Board approved the adoption of the 2024 Employment Inducement Equity Incentive Plan (the “2024 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the NYSE Listed Company Manual. The 2024 Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan, as amended and restated, including with respect to treatment of equity awards in the event of a merger or “Change in Control” as defined under the 2024 Inducement Plan, but with such other terms and conditions intended to comply with the NYSE inducement award exception or to comply with the NYSE acquisition and merger exception. In accordance with Rule 303A.08 of the NYSE Listed Company Manual, awards under the 2024 Inducement Plan may only be made as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 303A.08 of the NYSE Listed Company Manual, in connection with a merger or acquisition. The Board has reserved an initial total of 3,000,000 shares of the Company’s common stock for issuance under the 2024 Inducement Plan.

The foregoing description of the 2024 Inducement Plan is not complete and is qualified in its entirety by reference to the full text of the 2024 Inducement Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

(b) None.

(c) During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020

3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	08/07/2023
3.1(x)	Articles of Amendment to Articles of Incorporation dated June 20, 2024					*
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021
4.5	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.6	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.5)	8-K	001-39590	4.2	01/02/2024
10.1	fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan					*
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan (standard)					*
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan (key employee)					*
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan					*
10.5	fuboTV Inc. 2020 Equity Incentive Plan, as amended and restated	8-K	001-39590	10.1	06/21/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 6, 2024	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 6, 2024	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)