Form 10-Q
period 2024-09-30
fuboTV Inc. /FL
filed 2024-11-01
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 334,092,630 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

fuboTV Inc.
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, including the outcome of our antitrust lawsuit and the potential impact of the launch of the Network JV (as defined herein), and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, and our international operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$146,175	$245,278
Accounts receivable, net	76,868	80,299
Prepaid sports rights	35,777	39,911
Prepaid and other current assets	19,650	20,804
Assets of discontinued operations	391	462
Total current assets	278,861	386,754

Property and equipment, net	5,633	4,835
Restricted cash	6,143	6,142
Intangible assets, net	139,793	158,448
Goodwill	624,348	622,818
Right-of-use assets	32,976	35,825
Other non-current assets	14,544	17,818
Total assets	$1,102,298	$1,232,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,492	$74,311
Accrued expenses and other current liabilities	319,597	320,041
Notes payable	6,842	6,323
Deferred revenue	103,137	90,203
Long-term borrowings - current portion	1,117	1,612
Current portion of lease liabilities	5,485	5,247
Liabilities of discontinued operations	15,013	19,608
Total current liabilities	511,683	517,345

Convertible notes, net	332,738	391,748
Lease liabilities	33,979	38,087
Other long-term liabilities	1,671	1,635
Total liabilities	880,071	948,815

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders’ equity:
Common stock par value $0.0001: 1,000,000,000 and 800,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively ; 334,092,630 and 299,215,160 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	33	30
Additional paid-in capital	2,209,993	2,136,870
Accumulated deficit	(1,979,247)	(1,845,542)
Non-controlling interest	(13,205)	(11,751)
Accumulated other comprehensive income	4,653	4,218
Total shareholders’ equity	$222,227	$283,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,102,298	$1,232,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscription	$356,575	$289,623	$1,093,225	$879,492
Advertising	27,054	30,592	80,808	76,383
Other	2,578	720	5,486	2,169
Total revenues	386,207	320,935	1,179,519	958,044
Operating expenses
Subscriber related expenses	317,692	286,068	1,004,361	858,399
Broadcasting and transmission	14,390	15,187	44,063	53,278
Sales and marketing	55,226	60,494	134,289	137,259
Technology and development	21,187	17,506	60,576	53,511
General and administrative	26,528	15,861	65,254	45,998
Depreciation and amortization	9,816	9,103	28,596	26,858
Total operating expenses	444,839	404,219	1,337,139	1,175,303
Operating loss	(58,632)	(83,284)	(157,620)	(217,259)

Other income (expense)
Interest expense	(5,277)	(3,440)	(16,096)	(10,255)
Interest income	1,565	2,960	5,751	8,063
Amortization of debt premium (discount), net	348	(650)	869	(1,918)
Gain on extinguishment of debt	7,752	—	29,513	—
Other (expense) income	(245)	(318)	1,144	(1,175)
Total other income (expense)	4,143	(1,448)	21,181	(5,285)

Loss from continuing operations before income taxes	(54,489)	(84,732)	(136,439)	(222,544)
Income tax (provision) benefit	(195)	247	(407)	482
Net loss from continuing operations	(54,684)	(84,485)	(136,846)	(222,062)

Discontinued operations
Net income from discontinued operations before income taxes	1,836	669	1,687	4,672
Income tax benefit	—	—	—	—
Net income from discontinued operations	1,836	669	1,687	4,672

Net loss	(52,848)	(83,816)	(135,159)	(217,390)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	(52,848)	(83,816)	(135,159)	(217,390)

Less: Net loss attributable to non-controlling interest	425	5	1,454	26
Net loss attributable to common shareholders	$(52,423)	$(83,811)	$(133,705)	$(217,364)

Other comprehensive loss
Foreign currency translation adjustment	5,817	3,858	435	965
Comprehensive loss attributable to common shareholders	$(46,606)	$(79,953)	$(133,270)	$(216,399)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.17)	$(0.29)	$(0.44)	$(0.82)
Basic and diluted income per share from discontinued operations	$0.01	$—	$0.01	$0.02
Basic and diluted loss per share	$(0.16)	$(0.29)	$(0.43)	$(0.80)
Weighted average shares outstanding:
Basic and diluted	331,582,813	292,693,961	314,126,997	270,078,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Nine Months Ended September 30, 2024
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	299,215,160	30	2,136,870	(1,845,542)	(11,751)	4,218	$283,825
Exercise of stock options	2,042	—	2	—	—	—	2
Delivery of common stock underlying restricted stock units	507,198	—	—	—	—	—	—
Stock-based compensation	—	—	11,873	—	—	—	11,873
Foreign currency translation adjustment	—	—	—	—	—	(3,015)	(3,015)
Net loss attributable to non-controlling interest	—	—	—	—	(574)	—	(574)
Net loss attributable to common shareholders	—	—	—	(56,010)	—	—	(56,010)
Balance at March 31, 2024 (Unaudited)	299,724,400	30	2,148,745	(1,901,552)	(12,325)	1,203	236,101
Issuance of common stock, net of offering costs	28,791,969	3	36,835	—	—	—	36,838
Exercise of stock options	2,000	—	1	—	—	—	1
Delivery of common stock underlying restricted stock units	818,252	—	—	—	—	—	—
Stock-based compensation	—	—	9,385	—	—	—	9,385
Foreign currency translation adjustment	—	—	—	—	—	(2,367)	(2,367)
Net loss attributable to non-controlling interest	—	—	—	—	(455)	—	(455)
Net loss attributable to common shareholders	—	—	—	(25,272)	—	—	(25,272)
Balance at June 30, 2024 (Unaudited)	329,336,621	33	2,194,966	(1,926,824)	(12,780)	(1,164)	254,231
Issuance of common stock, net of offering costs	4,426,882	—	6,472	—	—	—	6,472
Delivery of common stock underlying restricted stock units	329,127	—	—	—	—	—	—
Stock-based compensation	—	—	8,555	—	—	—	8,555
Foreign currency translation adjustment	—	—	—	—	—	5,817	5,817
Net loss attributable to non-controlling interest	—	—	—	—	(425)	—	(425)
Net loss attributable to common shareholders	—	—	—	(52,423)	—	—	(52,423)
Balance at September 30, 2024 (Unaudited)	334,092,630	$33	2,209,993	$(1,979,247)	$(13,205)	$4,653	$222,227
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
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(135,159)	$(217,390)
Less: Net income from discontinued operations, net of tax	1,687	4,672
Net loss from continuing operations	(136,846)	(222,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,596	26,858
Gain on sale of assets	—	2
Stock-based compensation	32,609	39,451
Amortization of debt (premium) discount, net	(869)	1,918
Gain on extinguishment of debt	(29,513)	—
Deferred income tax provision (benefit)	—	(485)
Amortization of right-of-use assets	2,849	2,337
Other adjustments	518	480
Changes in operating assets and liabilities of business:
Accounts receivable, net	3,470	(18,123)
Prepaid expenses and other assets	4,214	(14,173)
Prepaid sports rights	4,433	(1,125)
Accounts payable	(13,312)	(7,545)
Accrued expenses and other liabilities	(1,631)	605
Deferred revenue	12,907	20,543
Lease liabilities	(3,902)	(1,669)
Net cash used in operating activities - continuing operations	(96,477)	(172,988)
Net cash used in operating activities - discontinued operations	(2,837)	(2,569)
Net cash used in operating activities	(99,314)	(175,557)

Cash flows from investing activities
Purchases of property and equipment	(1,899)	(375)
Sale of property and equipment	—	11
Capitalization of internal use software	(8,813)	(12,875)
Purchase of intangible assets	(540)	(2,899)
Net cash used in investing activities	(11,252)	(16,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	43,330	116,890
Redemption of non-controlling interest	—	(2,147)
Repurchase of convertible notes	(26,557)	—
Vested restricted stock units settled for cash	(181)	(125)
Payments for financing costs	(4,682)	—
Proceeds from exercise of stock options	3	259
Repayments of notes payable and long-term borrowings	(449)	(335)
Net cash provided by financing activities	11,464	114,542

Net decrease in cash, cash equivalents and restricted cash	(99,102)	(77,153)
Cash, cash equivalents and restricted cash at beginning of period	251,420	343,226
Cash, cash equivalents and restricted cash at end of period	$152,318	$266,073

Supplemental disclosure of cash flows information:
Interest paid	$14,627	$13,120
Income taxes paid	$190	$190

Non-cash financing and investing activities:
Accrued expenses - issuance of common stock	$34	$6
Accounts payable - purchases of property and equipment	$—	$403
Accounts payable - purchases of intangible assets	$—	$693
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
The Company had cash and cash equivalents and restricted cash of $152.3 million (excluding discontinued operations), a working capital deficit (excluding discontinued operations) of $218.2 million and an accumulated deficit of $1,979.2 million as of September 30, 2024. The Company incurred a net loss from continuing operations of $54.7 million and $136.8 million for the three and nine months ended September 30, 2024, respectively. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.
As discussed further in Note 12, during the nine months ended September 30, 2024, the Company received net proceeds of approximately $43.3 million (after deducting $1.0 million in commissions and expenses) from sale of 33,218,851 shares of its common stock, at a weighted average gross sales price of $1.33 per share pursuant to an at-the-market sales agreement with its sales agents.
As discussed further in Note 10, during the nine months ended September 30, 2024, the Company completed the repurchase of $46.9 million principal amount of the 2026 Convertible Notes for $27.1 million, including accrued interest.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors, actions by certain competitors that we assert are anticompetitive (see Note 13), and our ability to repay or restructure our outstanding debt upon or prior to their maturities, including the 2026 Convertible Notes which will mature on February 15, 2026 (see Note 10).
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
Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries, its non-wholly owned subsidiaries where the Company has a controlling interest and variable interest entities ("VIE") formed in connection with the Company's collaboration with Maximum Effort, defined below, on the launch and distribution of the Maximum Effort Channel, and production and development of original programming (the "MEC Entities"). Generally accepted accounting principles require that if an entity is the primary beneficiary of a VIE, the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. The primary beneficiary is the party that has both of the following: (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb the losses or rights to receive the benefits of the entity that could potentially be significant to the VIE. The Company considers itself to be the primary beneficiary of the MEC Entities and accordingly, has consolidated these entities since their formation in 2023, with the equity interests of the unaffiliated investors presented as non-controlling interests in the accompanying condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
At September 30, 2024 and December 31, 2023, total assets of the consolidated VIE were $9.4 million and $13.5 million, respectively, and total liabilities of the consolidated VIE were $42.3 thousand and $3.0 million, respectively, and are reflected in the Company's consolidated balance sheets.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$146,175	$245,278
Restricted cash	6,143	6,142
Total cash, cash equivalents and restricted cash	$152,318	$251,420
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of September 30, 2024, the streaming business.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic loss per share:
Net loss from continuing operations	$(54,684)	$(84,485)	$(136,846)	$(222,062)
Less: net loss attributable to non-controlling interest	425	5	1,454	26
Net loss from continuing operations available to common shareholders	(54,259)	(84,480)	(135,392)	(222,036)
Net income from discontinued operations, net of tax	1,836	669	1,687	4,672
Net loss attributable to common shareholders	$(52,423)	$(83,811)	$(133,705)	$(217,364)

Shares used in computation:
Weighted-average common shares outstanding	331,582,813	292,693,961	314,126,997	270,078,947
Basic and diluted loss per share from continuing operations	$(0.17)	$(0.29)	$(0.44)	$(0.82)
Basic and diluted income per share from discontinued operations	$0.01	$—	$0.01	$0.02
Basic and diluted loss per share	$(0.16)	$(0.29)	$(0.43)	$(0.80)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Warrants to purchase common stock	166,670	166,670
Stock options	18,846,277	19,103,190
Unvested restricted stock units	22,284,523	14,090,914
Convertible notes variable settlement feature	48,771,938	6,966,078
Total	90,069,408	40,326,852
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
Net income from Fubo Gaming's discontinued operations consists of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Wagering	$—	$—	$—	$—
Total revenues	—	—	—	—
Operating expenses
Sales and marketing	—	—	—	(59)
Technology and development	—	—	—	17
General and administrative	(4)	196	275	942
Depreciation and amortization	—	158	—	158
Gain on extinguishment of liabilities	(1,832)	(1,030)	(1,962)	(5,770)
Impairment of goodwill, intangible assets, and other long-lived assets, net	—	7	—	40
Total operating expenses	(1,836)	(669)	(1,687)	(4,672)
Operating income	1,836	669	1,687	4,672

Net income from discontinued operations before income taxes	1,836	669	1,687	4,672
Income tax benefit	—	—	—	—
Net income from discontinued operations	1,836	669	1,687	4,672
As of September 30, 2024, the balance sheet of discontinued operations consisted primarily of other current liabilities of $15.0 million primarily related to contract termination costs. As of December 31, 2023, the balance sheet of discontinued operations consisted primarily of accounts payable, accrued expenses and other current liabilities of $19.6 million, primarily related to contract termination costs.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following tables summarize subscription revenue and advertising revenue by region for the three and nine months ended September 30, 2024 and 2023 (in thousands):
Subscription

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States and Canada (North America)	$347,879	$281,515	$1,068,336	$855,861
Rest of world	8,696	8,108	24,889	23,631
Total subscription revenues	$356,575	$289,623	$1,093,225	$879,492
Advertising

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States and Canada (North America)	$26,853	$30,307	$80,106	$75,642
Rest of world	201	285	702	741
Total advertising revenues	$27,054	$30,592	$80,808	$76,383
Contract balances
For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of September 30, 2024, and December 31, 2023, the Company’s contract liabilities totaled approximately $103.1 million and $90.2 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and equipment, net
The table below summarizes the Company’s property and equipment, net at September 30, 2024 and December 31, 2023 (in thousands):

	Useful Life (Years)	September 30, 2024	December 31, 2023
Furniture and fixtures	5	$538	$532
Computer equipment	3-5	5,816	3,949
Leasehold improvements	Term of lease	5,328	5,302
		11,682	9,783
Less: Accumulated depreciation		(6,049)	(4,948)
Total property and equipment, net		$5,633	$4,835

Depreciation expense totaled approximately $0.4 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively.

Depreciation expense totaled approximately $1.1 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets at September 30, 2024 and December 31, 2023 (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	September 30, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	4.4	38,867	(19,768)	19,099
Capitalized internal use software	3	1.8	34,583	(13,205)	21,378
Software and technology	3 - 9	4.4	196,232	(96,916)	99,316
Total			$269,682	$(129,889)	$139,793

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.0	$32,729	$(32,729)	$—
Trade names	2 - 9	5.2	38,859	(16,578)	22,281
Capitalized internal use software	3	2.3	25,770	(5,893)	19,877
Software and technology	3 - 9	5.1	196,136	(79,846)	116,290
Total			$293,494	$(135,046)	$158,448

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $9.4 million and $8.8 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $27.5 million and $25.8 million for the nine months ended September 30, 2024 and 2023, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2024	$9,589
2025	36,600
2026	34,216
2027	28,157
2028	25,122
Thereafter	6,109
Total	$139,793
Goodwill
The following table is a summary of the changes to goodwill for the nine months ended September 30, 2024 (in thousands):

Balance - December 31, 2023	$622,818
Foreign currency translation adjustment	1,530
Balance - September 30, 2024	$624,348
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
During the three months ended September 30, 2024, the Company determined there were no triggering events that could potentially cause the fair value of the Company to fall below carrying value.
As of September 30, 2024, goodwill includes an accumulated impairment charge of $148.1 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Accounts Payable, Accrued Expenses, and Other Liabilities
Accounts payable, accrued expenses, and other liabilities are presented below (in thousands):

	September 30, 2024	December 31, 2023
Affiliate fees	$244,453	$266,089
Broadcasting and transmission	11,648	13,097
Selling and marketing	30,745	33,925
Accrued compensation	14,601	13,218
Legal and professional fees	10,923	3,672
Sales tax	47,267	42,590
Accrued interest	3,064	4,671
Subscriber related	1,576	1,624
Shares settled liability	7,746	5,131
Other	9,737	11,970
Total	$381,760	$395,987
Note 9 – Income Taxes
The following table presents income tax (provision) benefit for income taxes (in thousands, except for effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax (provision) benefit	(195)	247	(407)	482
Effective tax rate	(0.36)%	0.29%	(0.30)%	0.22%
The Company’s effective tax rates on continuing operations were lower than the U.S. statutory rate of 21% as no tax benefit was provided on current year operating losses primarily due to valuation allowances recorded against certain of the Company’s deferred tax assets.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years which is a significant piece of negative evidence to overcome. During the three and nine months ended September 30, 2024, there have been no changes in the Company’s valuation allowance assessment. The Company continues to maintain a full valuation allowance on all its U.S., French, and Spanish deferred tax assets as the Company concluded that such deferred tax assets are not realizable on a more-likely-than-not basis.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes as of September 30, 2024 and December 31, 2023 consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	September 30, 2024
2026 Convertible Notes	3.25%	$144,765	$—	$(1,376)	$143,389
2029 Convertible Notes	7.5%	177,506	—	11,843	$189,349
Note payable	10.0%	2,700	4,103	—	6,803
Bpifrance	2.25%	1,117	—	—	1,117
Other	4.0%	30	9	—	39
		$326,118	$4,112	$10,467	$340,697

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2023
2026 Convertible Notes	3.25%	$397,500	$—	$(5,752)	$391,748
Note payable	10.0%	2,700	3,585	—	$6,285
Bpifrance	2.25%	1,612	—	—	$1,612
Other	4.0%	30	8	—	38
		$401,842	$3,593	$(5,752)	$399,683
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
During the nine months ended September 30, 2024, the Company completed the repurchase of $46.9 million principal amount of the 2026 Convertible Notes with a net book value of $46.4 million for $26.6 million resulting in a gain of $19.8 million and is included in gain on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss.
During the three months ended September 30, 2024 and 2023, the Company paid approximately $2.6 million and $6.5 million of interest expense, respectively, in connection with the 2026 Convertible Notes. During the three months ended September 30, 2024 and 2023, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively, included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
During the nine months ended September 30, 2024 and 2023, the Company paid approximately $6.0 million and $13.1 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.9 million and $1.9 million, respectively, included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2024, following the Exchange (defined below) and the repurchase described above, there is $144.8 million aggregate principal amount of 2026 Convertible Notes outstanding.
The fair value (Level 2) of the 2026 Convertible Notes was $109.3 million and $288.2 million as of September 30, 2024 and December 31, 2023, respectively.
2029 Convertible Notes
On December 29, 2023, the Company entered into a privately negotiated exchange agreement with certain affiliates and related funds of Mudrick Capital Management, L.P., which were holders of its existing 2026 Convertible Notes, to exchange $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Convertible Notes”), subject to customary closing conditions (the "Exchange"). The Exchange closed on January 2, 2024, when the 2029 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of January 2, 2024, among the Company, the guarantors identified therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
At our election for any interest period, the 2029 Convertible Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The 2029 Convertible Notes will mature on February 15, 2029, unless earlier converted or repurchased.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The initial conversion rate of the 2029 Convertible Notes is 260.6474 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of approximately $3.84 per share of common stock. Holders may convert their 2029 Convertible Notes at their option in the following circumstances:
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
(ii)during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
(iii)upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the Indenture; and
(iv)on or after November 15, 2028 until the close of business on the second scheduled trading day immediately before the Maturity Date.
The Company may cause all outstanding 2029 Convertible Notes to be automatically converted, subject to certain conditions, if, at any time on or after January 2, 2025, the last reported sale price of the Company’s common stock has been at least 200% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, the last of which 20 trading days is no more than 10 trading days before the date that the Company provides the notice of forced conversion.
Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2029 Convertible Notes may require the Company to repurchase their 2029 Convertible Notes at a cash repurchase price equal to the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
The 2029 Convertible Notes were initially recorded at fair value. The Company recognized the difference between the fair value of the 2029 Convertible Notes and the carrying value of the exchanged 2026 Convertible Notes as a gain on the extinguishment debt. The Company incurred $4.2 million of financing costs that have been capitalized on the balance sheet and are being amortized over the life of the 2029 Convertible Notes.
During the three months ended September 30, 2024, the Company paid $6.7 million of interest expense and recorded income of $0.6 million included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
During the nine months ended September 30, 2024, the Company paid approximately $8.2 million of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $1.7 million included in amortization of debt premium (discount), net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $166.3 million as of September 30, 2024.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.6 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of September 30, 2024 and December 31, 2023, including interest and penalties, is $6.8 million and $6.3 million, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.
Bpifrance
In December 2021, the Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. During the nine months ended September 30, 2024 and 2023, the Company made principal payments of $0.5 million. As of September 30, 2024 and December 31, 2023, the principal balance totaled approximately $1.1 million and $1.6 million, respectively, and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheets.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor bearing interest at the rate of 4.0% per annum. As of September 30, 2024 and December 31, 2023, the principal balance and accrued interest totaled approximately $39,000 and $38,000, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	Fair value measured at September 30, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$112,669	$—	$—	$112,669
Total financial assets at fair value	$112,669	$—	$—	$112,669

	Fair value measured at December 31, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$205,074	$—	$—	$205,074
Total financial assets at fair value	$205,074	$—	$—	$205,074

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no liabilities from continuing operations measured at fair value as of September 30, 2024 and December 31, 2023.
Note 12 – Shareholders’ Equity
At-the-Market Sales Agreement
On August 4, 2022, the Company entered into an at-the-market sales agreement (the "Sales Agreement") with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents (the “managers”) pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $350.0 million through the managers by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay the managers a commission for their services in acting as agents in the sale of common stock at a commission rate of up to 3% of the gross sales price of the shares of the Company’s common stock sold through them pursuant to the Sales Agreement. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of the shares under the Sales Agreement. The offering of shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.
During the nine months ended September 30, 2024, the Company sold 33,218,851 shares of its common stock under the ATM Program at a weighted average gross sales price of $1.33 and received net proceeds of approximately $43.3 million (after deducting $1.0 million in commissions and expenses).
As of September 30, 2024, there was $112.0 million remaining available for sale under the Sales Agreement.
Stock-based compensation
During the three and nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscriber related	$80	$38	$238	$147
Sales and marketing	4,047	5,915	13,424	18,578
Technology and development	2,679	2,901	9,188	8,923
General and administrative	2,518	3,853	9,759	11,803
	$9,324	$12,707	$32,609	$39,451

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. On June 17, 2024, the Company further amended the 2020 Plan to, among other things, increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 20,000,000 shares. As of September 30, 2024, there are 25,166,209 shares available for future issuance under the 2020 Plan.
On August 3, 2022, August 7, 2023, and August 5, 2024, the Company's board of directors (the "Board") adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan") and the 2024 Employment Inducement Equity Incentive Plan (the “2024 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of September 30, 2024, there are no shares available for future issuance under the 2022 Plan and 2023 Plan, and there are 2,924,488 shares available for future issuance under the 2024 Plan.
Time-Based Stock Options
A summary of time-based stock option activity for the nine months ended September 30, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	10,475,607	$6.31	$6,534	5.3
Exercised	(4,042)	$0.87
Forfeited or expired	(178,585)	$12.72
Outstanding as of September 30, 2024	10,292,980	$6.20	$1,254	4.6

Options vested and exercisable as of September 30, 2024	9,702,174	$6.46	$1,254	4.5
There were no options granted during the three and nine months ended September 30, 2024.
The fair value of each stock option grant is determined on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2023:

Dividend yield	—
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6.0 years
As of September 30, 2024, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.5 million to be recognized over a weighted average period of 2.1 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the nine months ended September 30, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	4,453,297	$12.75	$—	3.7
Outstanding as of September 30, 2024	4,453,297	$12.75	$—	2.9

Options vested and exercisable as of September 30, 2024	3,994,964	$11.96	$—	2.8
There were no market and service-based options granted during the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, there was no unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company granted the CEO a performance stock option to purchase 4,100,000 shares of common stock, with an exercise price of $10.00, which was originally eligible to vest over a period of five calendar years through 2025, subject to the achievement of certain predetermined performance goals. On April 20, 2023, the Company amended the award to modify the vesting conditions with respect to the 3,280,000 options that remained unvested as of the amendment date (the "Amended Options"). The Amended Options are eligible to vest on February 20, 2026 (the "Certification Date"), subject to the achievement of the predetermined revenue, adjusted EBITDA, and subscriber objectives (the "Performance Criteria") for the year ended December 31, 2025. Compensation cost related to the Amended Options will be recognized over the requisite service period for the new award beginning on the amendment date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. There was no accounting impact on the 820,000 shares subject to the vested portion of the stock option as a result of the amendment. The fair value of the Amended Options as of the amendment date totaled $1.2 million. The Amended Options are subject to acceleration upon certain events and conditions, including a change of control and qualifying terminations, and upon death, disability, and certain “good leaver” circumstances.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	20,313,775	$3.85
Granted	2,977,651	$1.50
Vested	(1,654,577)	$4.17
Forfeited or expired	(2,145,370)	$4.75
Unvested at September 30, 2024	19,491,479	$3.36

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2024, the Company granted 2,977,651 time-based restricted stock units which generally vest annually over one-year (in the case annual grants to directors) to four-year (in the case grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $4.5 million.
As of September 30, 2024, the unrecognized stock-based compensation related to time-based restricted stock units totaled $47.6 million, had an aggregate intrinsic value of approximately $27.7 million, and a weighted average remaining contractual term of 2.5 years.
Performance-Based Restricted Stock Units ("PRSU")
A summary of the Company’s performance-based restricted stock unit activity during the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	2,035,834	$20.23
Granted	947,035	$1.55
Forfeited	(189,825)	$3.26
Unvested at September 30, 2024	2,793,044	$15.05
On November 3, 2021, the Company granted 1.9 million performance-based restricted stock units (“PRSUs”) to the Chief Operating Officer ("COO") of the Company, which were eligible to vest over a period of five calendar years through 2025, subject to the achievement of certain established performance metrics. On November 20, 2023, the Company amended the PRSUs (the "Amended PRSUs") to modify the vesting conditions with respect to the 1,140,000 PRSUs that remained unvested as of the amendment date. The Amended PRSUs are eligible to vest on the Certification Date, subject to the achievement of predetermined revenue, adjusted EBITDA and subscribers objectives (the "Performance Criteria") for the year ended December 31, 2025. The Amended PRSUs are subject to acceleration upon certain events and conditions, including a change of control and qualifying termination, and upon death, disability, and certain “good leaver” circumstances. The fair value of the unvested PRSUs as of the amendment date totaled $7.2 million and will be expensed pro-rata over the requisite service period. During the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $0.8 million and $2.5 million, respectively, related to these PRSUs. During the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $2.4 million and $8.1 million, respectively, related to these PRSUs. As of September 30, 2024, unrecognized stock-based compensation related to these PRSUs totaled $4.4 million.
On May 9, 2023, the Company granted PRSUs to the Company's CEO (the "CEO PRSUs"), which are eligible to vest on the Certification Date, with 730,338 shares being earned at target performance and up to 1,095,507 shares being earned at maximum performance. The number of PRSUs eligible to vest will be determined based upon the achievement of annual performance-based vesting conditions for the 2023, 2024, and 2025 calendar years. The Company accounts for the PRSUs as three separate awards each with a requisite service period beginning on January 1st of the applicable year. For the first and second performance period, the Company defined the performance targets as adjusted EBITDA, revenue, and the number of subscribers, and determined the grant date was June 15, 2023 and March 25, 2024, respectively. The Company's Board will define the performance criteria for the third performance period no later than March 15, 2025 (the grant date of the third tranche). Any PRSUs that are eligible to vest based on performance relative to the pre-determined annual performance objectives will vest on the Certification Date. The PRSUs are subject to acceleration upon certain events and conditions, including a change of control and qualifying termination, and upon death, disability, and certain “good leaver” circumstances. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. The fair value of the PRSUs is measured based on their grant date fair value which totaled $0.7 million and $0.4 million for the first and second performance period, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On November 20, 2023, the Company granted an aggregate of 569,475 PRSUs to various executive employees, which are eligible to vest on the Certification Date, subject to the achievement of predetermined revenue, Adjusted EBITDA and subscribers objectives (the “Performance Criteria”) for the year ended December 31, 2025. Compensation cost related to the unvested PRSUs will be recognized over the requisite service period for the new award beginning on the grant date and ending on the Certification Date based on the probability of achievement of the Performance Criteria. The fair value of the PRSUs totaled $1.9 million. During the nine months ended September 30, 2024, 189,825 shares were forfeited. As of September 30, 2024, the unrecognized stock-based compensation totaled $0.8 million.
On April 4, 2024, the Company granted PRSUs to the Company's CEO, which are eligible to vest on February 20, 2027 (the "2027 Certification Date"), with 1,851,852 shares being earned at target performance and up to 2,777,778 shares being earned at maximum performance. The number of PRSUs eligible to vest will be determined based upon the achievement of annual performance-based vesting conditions for the 2024, 2025, and 2026 calendar years. The Company accounts for the PRSUs as three separate awards each with a requisite service period beginning on January 1st of the applicable year. For the first performance period, the Company has defined the performance targets as adjusted EBITDA, revenue, and the number of subscribers, and determined the grant date was April 4, 2024, respectively. The Company's Board will define the performance criteria for the second and third performance period no later than March 15, 2025 and 2026 (the grant date). Any PRSUs that are eligible to vest based on performance relative to the pre-determined annual performance objectives will vest on the 2027 Certification Date. The PRSUs are subject to acceleration upon certain events and conditions, including a change of control and qualifying termination, and upon death, disability, and certain “good leaver” circumstances. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. The fair value of the PRSUs is measured based on their grant date fair value which totaled $1.0 million for the first performance period.
Framework Agreement with MEP FTV
On August 2, 2022 (the "MEP Effective Date"), Fubo Studios Inc., a subsidiary of the Company, entered into a binding framework agreement (the “MEP Framework Agreement”) with MEP FTV Holdings, LLC (“MEP FTV”) and Maximum Effort Productions, LLC. (“MEP” and, together with MEP FTV, “Maximum Effort”), memorializing the parties’ collaboration on a Maximum Effort linear channel and original programming for launch on Fubo. Pursuant to the MEP Framework Agreement, the Company and Maximum Effort agreed to work together to (1) develop scripted and unscripted television programs intended for initial distribution on Fubo’s platform (the “MEP Projects”) and (2) create a new television channel with unique content, features and functionality (the “MEP Network”).
In connection with the MEP Framework Agreement, as consideration for Maximum Effort’s participation in the collaboration, the Company entered into a Restricted Stock Award Agreement dated August 12, 2022 (the “MEP RSA Agreement”) pursuant to which it has agreed to grant restricted common stock, issuable in three tranches in each of August 2022, 2023 and 2024, to MEP FTV, subject to various time and performance-based milestones. Under the MEP RSA Agreement, 80% of the restricted stock is consideration for the MEP Projects and 20% for the MEP Network.
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
Stock-based compensation cost for the MEP Network RSAs totaling approximately $5.7 million is measured as the fair value of the 400,000 shares issued for the first tranche issued on August 12, 2022, at $1.7 million, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2023, plus the fixed monetary amount of $2.0 million, settleable in shares on August 2, 2024. The Network RSAs were subject to forfeiture until launch of the MEP Network which occurred in June 2023. The Company will recognize the total fair value of $5.7 million ratably over the two-year period.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Because shares of the Company’s common stock will be issued as consideration for the MEP Framework Agreement, the Company accounted for the MEP RSA Agreement pursuant to the non-employee guidance in ASC 718, Compensation – Stock Compensation.
During the three months ended September 30, 2024 and 2023, in connection with the MEP Framework Agreement, the Company recorded approximately $0.8 million and $1.9 million, respectively, of stock-based compensation expense as a shares settled liability.
During the nine months ended September 30, 2024 and 2023, in connection with the MEP Framework Agreement, the Company recorded approximately $2.6 million and $3.7 million, respectively, of stock-based compensation expense as a shares settled liability.
As of September 30, 2024 and December 31, 2023, $7.7 million and $5.1 million, respectively, of such shares settled liability is included in accrued expenses and other current liabilities on the consolidated balance sheet.
Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. The expense recognized during the three and nine months ended September 30, 2024 and 2023 was immaterial. There was no unrecognized expense outstanding as of September 30, 2024.
A summary of the Company’s outstanding warrants as of September 30, 2024, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	166,670	$17.40	$—	8.6
Outstanding as of September 30, 2024	166,670	$17.40	$—	7.8

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating leases
Operating lease cost	$1,759	$1,730	$5,288	$4,699
Other lease cost	193	52	607	210
Operating lease expense	1,952	1,782	5,895	4,909
Short-term lease rent expense	—	—	—	132
Total rent expense	$1,952	$1,782	$5,895	$5,041
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$2,105	$1,691	$6,308	$3,924
Right of use assets exchanged for operating lease liabilities	$—	$—	$—	$3,062
Weighted average remaining lease term - operating leases	9.6	10.0	9.6	10.0
Weighted average remaining discount rate - operating leases	7.7%	7.8%	7.7%	7.8%
As of September 30, 2024, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2024	$2,096
Year Ended December 31, 2025	7,763
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Thereafter	31,737
Total	56,821
Less present value discount	(17,357)
Operating lease liabilities	$39,464

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Other Contractual Obligations
Annual Sponsorship Agreements
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):

2024	$813
2025	3,275
2026	3,325
2027	3,425
2028	3,525
Thereafter	12,725
Total	$27,088
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows (in thousands):

2025	13,748
2026	13,748
2027	13,748
2028	4,583
Total	$45,827
During the nine months ended September 30, 2024, the Company made upfront payments totaling approximately $26.6 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheets.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Legal Proceedings
The Company is, and may in the future be, involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, the Company believes that the likelihood of any material adverse impact on the Company’s consolidated results of operations, cash flows or our financial position for any such litigation or claims is remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of the costs to defend lawsuits, diversion of management resources and other factors.
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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) has already instituted proceedings, and those are expected to be complete by April 25, 2025. The PTAB will decide whether to institute proceedings on the remaining three patents by December 3, 2024.
After filing its inter partes review petitions, fuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five already instituted patents and any appeals therefrom, and at least until the institution decisions are due for the remaining three patents. If the PTAB institutes review for the remaining three patents, the stay will remain in place pending resolution of those inter partes reviews, including any appeals therefrom.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, several disputes with commercial partners of Fubo Gaming that alleged breach of applicable agreements have been resolved. Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims seeking to hold the Company responsible for Fubo Gaming’s contractual obligations (on contractual guaranty and other bases). At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to any such matters. The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Brothers Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). The Company's complaint asserts four major categories of claims. First, the complaint alleges that the announced joint venture (the "Network JV") between Disney, WBD, and Fox is unlawful under Section 7 of the Clayton Act and Section 1 of the Sherman Act. Second, the complaint alleges that the “bundling” requirements imposed by Disney, ESPN and Fox constitute unlawful tying and block-booking arrangements under Section 1 of the Sherman Act. Third, the complaint alleges that the Defendants’ use of “most-favored-nation” clauses in their carriage agreements, in combination with other anticompetitive terms, constitute unlawful vertical restraints of trade, in violation of Section 1 of the Sherman Act. Fourth, the complaint alleges that all of this conduct violates New York’s Donnelly Act, N.Y. Gen. Bus. Law § 340, for the same reasons it violates federal antitrust law. The Company’s complaint seeks injunctive relief to stop the proposed Network JV and other practices described above, damages for harm already suffered because of those practices, and other relief. On April 29, 2024, the Company filed an amended complaint, alleging an additional antitrust market but no additional causes of action.
On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the Network JV pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On September 16, 2024, Fox moved to transfer certain of the Company’s claims against it to the Central District of California. The Company filed an opposition brief to this motion on October 7, 2024. On September 20, 2024, the Defendants filed their brief in the U.S. Court of Appeals for the Second Circuit, seeking a reversal of the district court’s preliminary injunction order. Six days later, Defendants moved in the district court to dismiss the Company’s amended complaint. On October 25, 2024, the Company filed its brief in the trial court opposing the Defendants’ motions to dismiss. The Company also plans to file an opposition to Defendants’ appeal of the preliminary injunction. Pursuant to the district court’s scheduling order, trial is scheduled to begin on October 6, 2025.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome, if any. However, the Company believes it has meritorious claims and will continue to pursue its rights vigorously in this matter.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. The complaints are captioned Burdette v fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Company has reached an agreement in principle to resolve these matters on a class basis, subject to negotiation of the terms of the proposed class action settlement and subject to approval by the court. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

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
Competitive Environment
The actions of our competitors could also have a negative impact on our growth and business. For example, on February 6, 2024, Disney, Fox and WBD announced the proposed formation of a forthcoming sports streaming service (the "Network JV"). In response, we promptly filed a lawsuit against these companies challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. On August 16, 2024, we successfully obtained a preliminary injunction against the launch of the Network JV, pending the outcome of our ongoing litigation; however, there can be no assurance that we ultimately will be successful in this lawsuit, including in obtaining a permanent injunction. The launch of the Network JV as envisioned would impact our subscriber base, including causing a loss of subscribers and making it difficult to attract new subscribers, negatively impacting our revenues and making it difficult for us to achieve our profitability targets. See "Risk Factors—Risks Related to our Products and Technologies and Competition—If our antitrust lawsuit to prevent the launch of the Network JV is unsuccessful, the launch of the Network JV as envisioned would likely materially and adversely affect us, including by threatening the solvency of our business."
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
Other
Other revenue consists of distribution, commissions, and carriage fees earned on sales through a channel distribution platform.
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
Income tax (provision) benefit
The income tax (provision) benefit is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.
Net income from discontinued operations
The net income from discontinued operations primarily consists of operating expenses related to the launch and wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and revaluation of certain contract termination costs.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscription	$356,575	$289,623	$1,093,225	$879,492
Advertising	27,054	30,592	80,808	76,383
Other	2,578	720	5,486	2,169
Total revenues	386,207	320,935	1,179,519	958,044
Operating expenses
Subscriber related expenses	317,692	286,068	1,004,361	858,399
Broadcasting and transmission	14,390	15,187	44,063	53,278
Sales and marketing	55,226	60,494	134,289	137,259
Technology and development	21,187	17,506	60,576	53,511
General and administrative	26,528	15,861	65,254	45,998
Depreciation and amortization	9,816	9,103	28,596	26,858
Total operating expenses	444,839	404,219	1,337,139	1,175,303
Operating loss	(58,632)	(83,284)	(157,620)	(217,259)

Other income (expense)
Interest expense	(5,277)	(3,440)	(16,096)	(10,255)
Interest income	$1,565	$2,960	5,751	8,063
Amortization of debt premium (discount), net	348	(650)	869	(1,918)
Gain on extinguishment of debt	7,752	—	29,513	—
Other (expense) income	(245)	(318)	1,144	(1,175)
Total other income (expense)	4,143	(1,448)	21,181	(5,285)

Loss from continuing operations before income taxes	(54,489)	(84,732)	(136,439)	(222,544)
Income tax (provision) benefit	(195)	247	(407)	482
Net loss from continuing operations	$(54,684)	$(84,485)	$(136,846)	$(222,062)

Discontinued operations
Net income from discontinued operations before income taxes	1,836	669	1,687	4,672
Income tax benefit	—	—	—	—
Net income from discontinued operations	1,836	669	1,687	4,672

Net loss	(52,848)	(83,816)	(135,159)	(217,390)

Revenue
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized revenues of $386.2 million compared to $320.9 million during the three months ended September 30, 2023. The increase of $65.3 million is primarily due to an increase in subscription revenue of $67.0 million, comprising $50.5 million from an increase in our subscriber base and $16.5 million from increases in subscription package prices and attachments sold. Advertising revenue decreased $3.5 million primarily due to a decrease in number of impressions sold. Other revenue increased $1.8 million due to new contracts for distribution and carriage fees.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized revenues of $1,179.5 million compared to $958.0 million during the nine months ended September 30, 2023. The increase of $221.5 million is primarily due to an increase in subscription revenue of $213.7 million, comprising $149.3 million from an increase in our subscriber base and $64.4 million from increases in subscription package prices and attachments sold. Advertising revenue increased $4.4 million primarily due to an increase in number of impressions sold and CPMs. Other revenue increased $3.4 million due to new contracts for distribution and carriage fees.
Subscriber related expenses
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized subscriber related expenses of $317.7 million compared to $286.1 million during the three months ended September 30, 2023. The increase of $31.6 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized subscriber related expenses of $1,004.4 million compared to $858.4 million during the nine months ended September 30, 2023. The increase of $146.0 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized broadcasting and transmission expenses of $14.4 million compared to $15.2 million during the three months ended September 30, 2023. The decrease of $0.8 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized broadcasting and transmission expenses of $44.1 million compared to $53.3 million during the nine months ended September 30, 2023. The decrease of $9.2 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.

Sales and marketing
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized sales and marketing expenses of $55.2 million compared to $60.5 million during the three months ended September 30, 2023. The decrease of $5.3 million is primarily due to a $4.0 million decrease in marketing expenses and a decrease in stock-based compensation expense of $1.9 million.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized sales and marketing expenses of $134.3 million compared to $137.3 million during the nine months ended September 30, 2023. The decrease of $3.0 million is primarily due to a $5.2 million decrease in stock-based compensation expense partially offset by a $2.3 million increase in marketing expenses to attract new customers.
Technology and development
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized technology and development expenses of $21.2 million compared to $17.5 million during the three months ended September 30, 2023. The increase of $3.7 million is primarily due to an increase in payroll expense.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized technology and development expenses of $60.6 million compared to $53.5 million during the nine months ended September 30, 2023. The increase of $7.1 million is primarily due to an increase in payroll expense.
General and Administrative
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, general and administrative expenses totaled $26.5 million compared to $15.9 million during the three months ended September 30, 2023. The increase of $10.7 million was primarily due to an $11.5 million increase in legal fees and $1.2 million increase in payroll expense partially offset by a $1.3 million decrease in stock-based compensation expense.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, general and administrative expenses totaled $65.3 million compared to $46.0 million during the nine months ended September 30, 2023. The increase of $19.3 million was primarily due to an $18.8 million increase in legal fees.
Depreciation and amortization
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized depreciation and amortization expenses of $9.8 million compared to $9.1 million during the three months ended September 30, 2023. The increase of $0.7 million was primarily due to an increase in the amortization of capitalized internal use software.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized depreciation and amortization expenses of $28.6 million compared to $26.9 million during the nine months ended September 30, 2023. The increase of $1.7 million was primarily due to an increase in the amortization of capitalized internal use software.

Other Income (Expense)
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized $4.1 million of other income, net compared to $1.4 million of other expense, net during the three months ended September 30, 2023. The change of $5.6 million was primarily due to a $7.8 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount, partially offset by a $1.8 million increase in interest expense and $1.4 million decrease in interest income.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized $21.2 million of other income, net compared to $5.3 million of other expense, net during the nine months ended September 30, 2023. The change of $26.5 million was primarily due to a $29.5 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Convertible Notes with the 2029 Convertible Notes and a $2.8 million increase in the amortization of debt premium, offset by a $5.8 million increase in interest expense.
Income tax (provision) benefit
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized income tax expense of $0.2 million compared to an income tax benefit of $0.2 million during the three months ended September 30, 2023. The change of $0.4 million was primarily driven by foreign taxes related to our Indian operations. The Company has not provided any income tax benefit relating to its current operating losses in the U.S., France, and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized income tax expense of $0.4 million compared to an income tax benefit of $0.5 million during the nine months ended September 30, 2023. The change of $0.9 million was primarily driven by foreign taxes related to our Indian operations. The Company has not provided any income tax benefit relating to its current operating losses in the U.S., France, and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Net income from discontinued operations, net of tax
Three Months Ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we recognized net income from discontinued operations of $1.8 million compared to a net income of $0.7 million during the three months ended September 30, 2023. The increase of $1.2 million is primarily due to the change in impact from the re-evaluation of certain contract termination costs in each period. We discontinued the operations of our wagering business in October 2022.
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we recognized net income from discontinued operations of $1.7 million compared to net income of $4.7 million during the nine months ended September 30, 2023. The decrease of $3.0 million is primarily due to the change in impact from the re-evaluation of certain contract termination costs in each period. We discontinued the operations of our wagering business in October 2022.

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
We had 1.6 million and 1.5 million paid subscribers in the United States and Canada ("North America" or "NA") as of September 30, 2024 and 2023, respectively, and 0.4 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of September 30, 2024 and 2023, respectively.
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
Our NA ARPU was $85.64 and $83.51 for the three months ended September 30, 2024 and 2023, respectively, and our ROW ARPU was $7.50 and $6.98 for the three months ended September 30, 2024 and 2023, respectively.
Our NA ARPU was $85.29 and $80.54 for the nine months ended September 30, 2024 and 2023, respectively, and our ROW ARPU was $7.17 and $6.82 for the nine months ended September 30, 2024 and 2023, respectively.
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
Our Gross Profit was $54.1 million and $19.7 million for the three months ended September 30, 2024 and 2023, respectively. Our Gross Margin was 14.0% and 6.1% for the same periods, respectively.
Our Gross Profit was $131.1 million and $46.4 million for the nine months ended September 30, 2024 and 2023, respectively. Our Gross Margin was 11.1% and 4.8% for the same periods, respectively.

The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$356,575	$289,623	$1,093,225	$879,492
Advertising Revenue (GAAP)	27,054	30,592	80,808	76,383
(Subtract):
ROW Subscription Revenue	(8,696)	(8,108)	(24,889)	(23,631)
ROW Advertising Revenue	(201)	(285)	(702)	(741)
Total	374,732	311,822	1,148,442	931,503
Divide:
Average Subscribers (North America)	1,458,513	1,244,579	1,496,211	1,285,064
Months in Period	3	3	9	9
North America Monthly Average Revenue per User (NA ARPU)	$85.64	$83.51	$85.29	$80.54
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	As-Reported	As-Reported	As-Reported	As-Reported
Subscription Revenue (GAAP)	$356,575	$289,623	$1,093,225	$879,492
Advertising Revenue (GAAP)	27,054	30,592	80,808	76,383
(Subtract):
North America Subscription Revenue	(347,879)	(281,515)	(1,068,336)	(855,861)
North America Advertising Revenue	(26,853)	(30,307)	(80,106)	(75,642)
Total	8,897	8,393	25,591	24,372
Divide:
Average Subscribers (ROW)	395,254	400,806	396,418	397,119
Months in Period	3	3	9	9
ROW Monthly Average Revenue per User (ROW ARPU)	$7.50	$6.98	$7.17	$6.82
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of September 30, 2024, including lease obligations and sponsorship agreements.
Our primary sources of cash are receipts from subscription and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees.

On February 2, 2021, we raised $389.4 million, net of offering expenses, through the sale of $402.5 million aggregate principal amount of 3.25% senior convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually each year. In October 2023, the Company repurchased $5.0 million principal amount of the 2026 Convertible Notes for $3.3 million. In January 2024, we exchanged (the "Exchange") $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Convertible Notes”). At our election for any interest period, the 2029 Convertible Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually each year. During the nine months ended September 30, 2024, we repurchased $46.9 million principal amount of the 2026 Convertible Notes for $27.1 million, including accrued interest. Upon completion of the Exchange and the repurchases, the aggregate principal amount of the 2026 Convertible Notes outstanding is $144.8 million, and the aggregate principal amount of the 2029 Convertible Notes outstanding is $177.5 million.
We currently have an effective shelf registration statement on Form S-3 (No. 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. In addition, we have an effective shelf registration statement on Form S-3 (No. 333-277677) filed with the SEC on March 5, 2024 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3. On August 6, 2024, we filed a prospectus supplement to the base prospectus accompanying the 2024 Form S-3 in order to migrate the ATM Program from a prior effective registration to the 2024 Form S-3. Upon the filing of such prospectus supplement, all offers or sales under the ATM Program shall be made under the 2024 Form S-3. During the nine months ended September 30, 2024, we sold 33,218,851 shares of our common stock under the ATM Program, resulting in net proceeds of approximately $43.3 million, after deducting agent commissions and issuance costs.
As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $152.3 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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

We believe our existing cash and cash equivalents will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors, actions by certain competitors that we assert are anticompetitive (see “Part III—Item 1–Legal Proceedings” and "Part II—Item 1A Risk Factors—Risks Related to Our Products and Technologies and Competition), and our ability to repay or restructure our outstanding debt upon or prior to their maturities, including the 2026 Convertible Notes which will mature on February 15, 2026. In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline, revenue levels and our liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators. However, we are continuing to assess the impact that macroeconomic factors may have on our operations, financial condition and liquidity, which depends on factors beyond our knowledge and control. See Note 10 in the accompanying unaudited condensed consolidated financial statements for further discussion regarding our outstanding indebtedness.
Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(96,477)	$(172,988)
Net cash used in investing activities	(11,252)	(16,138)
Net cash provided by financing activities	11,464	114,542
Discontinued operations:
Net cash used in operating activities	(2,837)	(2,569)
Net cash used in investing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(99,102)	$(77,153)
Continuing operations:
Operating Activities
Net cash used in operating activities was $96.5 million during the nine months ended September 30, 2024 compared to $173.0 million during the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in net loss and an increase in cash receipts from accounts receivables partially offset by an increase in payments for programming license fees.
Investing Activities
Net cash used in investing activities was $11.3 million during the nine months ended September 30, 2024 compared to $16.1 million during the nine months ended September 30, 2023. The decrease was primarily driven by lower capitalization of internal use software.
Financing Activities
Net cash provided by financing activities was $11.5 million during the nine months ended September 30, 2024 compared to net cash provided by financing activities of $114.5 million during the nine months ended September 30, 2023. The decrease was primarily driven by the lower amount of proceeds from the ATM Program, repurchases of outstanding convertible notes during the nine months ended September 30, 2024 and payments for financing costs associated with the issuance of the 2029 Convertible Notes during the nine months ended September 30, 2024.

Discontinued operations:
Operating and Investing Activities
Net cash used in operating activities was $2.8 million during the nine months ended September 30, 2024 compared to $2.6 million during the nine months ended September 30, 2023. The increase was primarily driven by activity in the current year related to the wind down of Fubo Sportsbook which was terminated in October 2022.
Off-Balance Sheet Arrangements
As of September 30, 2024, there were no off-balance sheet arrangements.
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
During the three months ended September 30, 2024, the Company determined there were no triggering events that could potentially cause the fair value of the Company to fall below carrying value.
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
Interest Rate Risk
As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $152.3 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of September 30, 2024, we had $330.2 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.0 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2024, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.3% of the consolidated amount for the three and nine months ended September 30, 2024. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of September 30, 2024, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) has already instituted proceedings, and those are expected to be complete by April 25, 2025. The PTAB will decide whether to institute proceedings on the remaining three patents by December 3, 2024.
After filing its inter partes review petitions, fuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five already instituted patents and any appeals therefrom, and at least until the institution decisions are due for the remaining three patents. If the PTAB institutes review for the remaining three patents, the stay will remain in place pending resolution of those inter partes reviews, including any appeals therefrom.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Fubo Gaming Dissolution
Following the dissolution of Fubo Gaming in October 2022, several disputes with commercial partners of Fubo Gaming that alleged breach of applicable agreements have been resolved. Additional allegations or litigation may arise against Fubo Gaming or the Company in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims seeking to hold the Company responsible for Fubo Gaming’s contractual obligations (on contractual guaranty and other bases). The Company believes it has meritorious defenses and intends to defend itself vigorously in any such matters.

FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Brothers Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). The Company's complaint asserts four major categories of claims. First, the complaint alleges that the announced joint venture (the "Network JV") between Disney, WBD, and Fox is unlawful under Section 7 of the Clayton Act and Section 1 of the Sherman Act. Second, the complaint alleges that the “bundling” requirements imposed by Disney, ESPN and Fox constitute unlawful tying and block-booking arrangements under Section 1 of the Sherman Act. Third, the complaint alleges that the Defendants’ use of “most-favored-nation” clauses in their carriage agreements, in combination with other anticompetitive terms, constitute unlawful vertical restraints of trade, in violation of Section 1 of the Sherman Act. Fourth, the complaint alleges that all of this conduct violates New York’s Donnelly Act, N.Y. Gen. Bus. Law § 340, for the same reasons it violates federal antitrust law. The Company’s complaint seeks injunctive relief to stop the proposed Network JV and other practices described above, damages for harm already suffered because of those practices, and other relief. On April 29, 2024, the Company filed an amended complaint, alleging an additional antitrust market but no additional causes of action.
On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the Network JV pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On September 16, 2024, Fox moved to transfer certain of the Company’s claims against it to the Central District of California. The Company filed an opposition brief to this motion on October 7, 2024. On September 20, 2024, the Defendants filed their brief in the U.S. Court of Appeals for the Second Circuit, seeking a reversal of the district court’s preliminary injunction order. Six days later, Defendants moved in the district court to dismiss the Company’s amended complaint. On October 25, 2024, the Company filed its brief in the trial court opposing the Defendants’ motions to dismiss. The Company also plans to file an opposition to Defendants’ appeal of the preliminary injunction. Pursuant to the district court’s scheduling order, trial is scheduled to begin on October 6, 2025.
The Company believes it has meritorious claims and will continue to pursue its rights vigorously in this matter.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. The complaints are captioned Burdette v fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Company has reached an agreement in principle to resolve these matters on a class basis, subject to negotiation of the terms of the proposed class action settlement and subject to approval by the court. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

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
We have incurred losses since inception. Our net loss on continuing operations for the nine months ended September 30, 2024 was $136.8 million. We expect that expanding our operations will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, expand into additional markets around the world, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants contained in the indenture governing our 2029 Convertible Notes (the “2029 notes indenture”) or in any future document governing our indebtedness, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.
We may not be able to obtain additional financing on terms favorable to us, if at all, due to unfavorable market conditions, including rising interest rates, or otherwise. In addition, the 2029 notes indenture, and the exchange agreement entered into in connection with the issuance of the 2029 Convertible Notes (the “Exchange Agreement"), restrict our ability to incur certain indebtedness and issue certain equity securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have experienced ownership changes in the past, and therefore a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of conversions of the 2026 Convertible Notes and 2029 Convertible Notes, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.
As of September 30, 2024, we had $330.2 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.0 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.

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
•our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and
•if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements. For example, our failure to repay or refinance our 2026 Convertible Notes upon or prior to maturity may trigger an event of default under our 2029 Convertible Notes.
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
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further equity financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Convertible Notes to be paid-in-kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase. We may need or desire to repay, refinance, restructure or defease our existing indebtedness, including prior to its maturity, in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, the terms of the 2029 notes indenture and the Exchange Agreement restrict our ability to incur certain indebtedness and issue certain equity securities. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements.

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
We are actively taking steps in response to actions by competitors that we believe are harmful to competition within the industry and to consumers, for example, through the filing of our antitrust lawsuit seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. If we are not successful in those efforts, our business, financial condition and results of operations could be materially and adversely affected. For additional information, see "Item 1—Legal Proceedings" and the Risk Factor titled “If our antitrust lawsuit to prevent the launch of the Network JV is unsuccessful, the launch of the Network JV as envisioned would likely materially and adversely affect us, including by threatening the solvency of our business.”
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
In February 2024, Disney, Fox and WBD announced the proposed formation of the Network JV, a proposed sports streaming service. In response, we promptly filed a lawsuit against these companies challenging the formation of the Network JV and their past business practices on antitrust grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. Given the many unknowns relating to the proposed Network JV as of the date of this Quarterly Report, including the outcome of our lawsuit and the reported investigation by the Department of Justice, it is difficult to estimate the potential impact to our business. However, as set forth in our court papers, the launch of the Network JV as envisioned would likely cause irreparable harm to us, including, without limitation, causing a significant loss to our existing subscriber base, increasing the difficulty of attracting new subscribers, adversely affecting our ability to achieve our profitability targets, causing a decline in our stock price which could put us at significant risk of being de-listed from the New York Stock Exchange, and threatening the solvency of our business.

As discussed in the paragraph above and in the section “Legal Proceedings,” to address these concerns, we have filed an antitrust lawsuit against the parties to the Network JV and certain of their affiliates to prevent the launch of the Network JV. On August 16, 2024, we successfully obtained a preliminary injunction against the launch of the Network JV, pending the outcome of our ongoing litigation. There can be no assurance, however, that we ultimately will be successful in this lawsuit, including in obtaining a permanent injunction. If we are not successful in obtaining a permanent injunction and defendants are permitted to operate the Network JV, and/or maintain certain business practices, our business, financial condition and results of operations would likely be materially and adversely affected.
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
Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase the burden and cost of research and development in this area. For example, in Europe, the EU Artificial Intelligence Act (“EU AI Act”) entered into force in August 2024 and establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market, and the majority of the substantive requirements will apply two years later. The EU AI Act applies to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on 28 September 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. In addition to regulatory developments, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of artificial intelligence, particularly generative artificial intelligence. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors and regulatory developments, and together with developing guidance and/ or decisions in this area, could adversely affect our use of artificial intelligence and our ability to provide and to improve our services, our business, financial condition, and results of operations.
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
From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances, business practices or other strategic decisions. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our shareholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. The securities class action litigations described above were dismissed with prejudice in April 2024 and the derivative lawsuits were dismissed with prejudice in June 2021. Further, following the dissolution of Fubo Gaming in October 2022, we resolved disputes with several commercial partners of Fubo Gaming that alleged breach by Fubo Gaming of applicable agreements. Additional allegations, or litigation, may arise in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by the Company of Fubo Gaming’s contractual obligations.
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
Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer networks and information technology systems and those of third parties that we utilize in our operations. These systems have been in the past, and may in the future be, subject to attack, damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, war, sophisticated nation-state and nation-state supported-actors, employee theft or misuse or employees who are inattentive or careless and cause security vulnerabilities, fraud, power loss, telecommunications failures, or cybersecurity risks (for example, ransomware). Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of information technology systems used in our operations could diminish the overall attractiveness of our subscription to existing and potential subscribers.

Our information technology systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, and malware, malicious code, denial or degradation of service attacks, hacking, phishing attacks and other social engineering schemes, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other data, content, confidential information, trade secrets or intellectual property. Additionally, outside parties may attempt to induce employees or subscribers to disclose sensitive or confidential information, or to take advantage of software or hardware bugs and vulnerabilities, in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use could harm our business, be expensive to remedy and damage our reputation. We and certain of our third-party providers regularly experience cyberattacks and other incidents, some of which have led to unauthorized access to subscriber data, and we expect such attacks and incidents to continue. As previously disclosed, we suffered one such incident on December 14, 2022, when we experienced service outage as a result of a criminal cyber-attack. Once we detected the attack, we took steps to contain the incident and worked to restore service to users as quickly as possible. Though service was temporarily disrupted, we were able to restore service on the evening of December 14, 2022. We reported the incident to law enforcement and engaged an industry-leading incident response firm to assist with our response. Though as of the date of this filing this incident has been resolved, we could be subject to future similar attacks.
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
Risks Related to the 2029 Convertible Notes
We may not have the ability to raise the funds necessary to settle conversions of the 2029 Convertible Notes in cash or to repurchase the 2029 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes.
Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid cash interest, if any. In addition, upon conversion of the 2029 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2029 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.

In addition, our ability to repurchase the 2029 Convertible Notes or to pay cash upon conversions of all or a portion of the 2029 Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase all or a portion of the 2029 Convertible Notes at a time when the repurchase is required by the 2029 notes indenture or to pay cash upon conversions of all or a portion of the 2029 Convertible Notes or at their maturity as required by the 2029 notes indenture would constitute a default under the 2029 notes indenture. A default under the 2029 notes indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including the 2026 notes indenture. Moreover, the occurrence of a fundamental change under the 2029 notes indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of all or a portion of the 2029 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of any or all of the 2029 Convertible Notes is triggered, holders of the 2029 Convertible Notes will be entitled to convert their 2029 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert 2029 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2029 Convertible Notes do not elect to convert their 2029 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Provisions in the indenture for the 2029 Convertible Notes may deter or prevent a business combination that may be favorable to you.
If a fundamental change occurs prior to the maturity date of the 2029 Convertible Notes, holders of the 2029 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2029 Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2029 Convertible Notes in connection with such make-whole fundamental change. Furthermore, the 2029 notes indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Convertible Notes. These and other provisions in the 2029 notes indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.
The terms of the 2029 notes indenture and the Exchange Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
The 2029 Convertible Notes are senior, secured obligations of us and our wholly-owned subsidiaries guaranteeing the notes (the “2029 Notes Guarantors”), secured by substantially all of our and 2029 Notes Guarantors’ assets (including intellectual property), in each case, excluding certain excluded assets and immaterial subsidiaries, and senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Convertible Notes. Subject to certain exceptions, our future material wholly-owned domestic subsidiaries are required to become guarantors of the 2029 Convertible Notes and grant security interests in their assets securing the obligations in respect of the 2029 Convertible Notes.
The 2029 notes indenture restricts our ability to, among other restrictions, incur additional secured indebtedness, pursue certain dispositions, mergers or acquisitions, transfer certain assets to any of our subsidiaries that are not guarantors under the 2029 Convertible Notes, and engage in certain other business transactions. If we fail to comply with these or any of the other covenants under the 2029 notes indenture and are unable to obtain a waiver or amendment, the holders of the 2029 Convertible Notes may, among other things, declare all of the 2029 Convertible Notes due and payable and exercise rights with respect to collateral securing the 2029 Convertible Notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our common stock to decline.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of March 19, 2020 by and among FaceBank Group, Inc., fuboTV Acquisition Corp. and fuboTV, Inc.	8-K	000-55353	2.1	03/23/2020
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016

3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	08/07/2023
3.1(x)	Articles of Amendment to Articles of Incorporation dated June 20, 2024	10-Q	001-39590	3.1(x)	08/06/2024
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022

4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Form of Common Stock Purchase Warrant in connection with the private placement between May 11, 2020 and June 8, 2020	10-Q	000-55353	4.5	07/06/2020
4.3	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.4	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	02/02/2021
4.5	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.6	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.5)	8-K	001-39590	4.2	01/02/2024
10.1	fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	08/06/2024
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	08/06/2024
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	08/06/2024
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	08/06/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: November 1, 2024	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: November 1, 2024	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)