Form 10-K
period 2024-12-31
fuboTV Inc. /FL
filed 2025-03-03
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $396,581,855.
The number of shares outstanding of the registrant’s common stock as of February 28, 2025 was 341,476,595 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K (“Annual Report”), unless expressly indicated or the context otherwise requires, references to “fuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer to fuboTV Inc., a Florida corporation and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, impacts of the dissolution of our gaming business, the proposed Business Combination (as defined below), including the anticipated timing thereof and anticipated benefits therefrom, and our international operations.
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
•The Business Combination (as defined below) may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the Business Combination may result in material adverse consequences to Fubo’s business and operations.
•Fubo and Hulu, LLC will be subject to business uncertainties and contractual restrictions while the Business Combination is pending that could adversely affect either of them or, in the event the Business Combination is completed, Newco (as defined below).
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
Live TV streaming has disrupted the traditional Pay TV model (linear video delivered via cable or satellite providers for a paid subscription), which we refer to as “Pay TV.” This disruption has shifted billions of dollars in subscription and advertising revenue to over-the-top (“OTT”) streaming platforms, as evidenced by the accelerating rate of Pay TV cord-cutting in the United States. We believe there remains a significant opportunity for us to capitalize on the cord-cutting movement.
We offer subscribers a live TV streaming service with the option to purchase incremental features, including additional content or enhanced functionality (“Attachments”) best suited to their preferences. Our subscription packages (including Fubo Essential, Pro, Elite, and others) boast a broad mix of top Nielsen-ranked channels across sports, news, and entertainment. Our offering sits on a proprietary technology platform built specifically for live TV and sports viewership, leveraging our first-party data. This enables us to consistently introduce new features and functionalities. Unlike video on demand ("VOD")-only services, live TV streaming demands sophisticated infrastructure due to the nuances of regularly refreshing live programming. Notably, our video delivery platform caters to all major sports leagues and entertainment content owners. For example, Apple TV and certain Roku users can enjoy MultiView, allowing them to watch up to four live streams simultaneously. Moreover, we leverage data across the organization to acquire subscriber-preferred content, influence product design and strategy, boost subscriber engagement, and enhance the capabilities and performance of our advertising platform for partners.
Our direct-to-consumer model grants us further insight by capturing billions of data points monthly. This data set drives our continuous innovation, shaping our enhanced user experience, product and content strategy, and differentiated advertising approach. By analyzing this data, we can personalize live and on-demand content discovery in real-time, creating relevant suggestions for each subscriber.
Our growth strategy includes acquiring subscribers who are attracted to our sports offering and can find with us a compelling sports, news, and entertainment viewing alternative to a traditional Pay TV service. We actively engage those subscribers by providing a seamless Pay TV replacement through a personalized easy-to-use streaming product at competitive prices with greater convenience and flexibility than traditional Pay TV providers. We then monetize our audience through subscription fees and our digital advertising offering. In 2022, 2023, and 2024 the majority of our revenue was generated from the sale of subscription services and the sale of advertisements in the United States, though the Company also has operations in Canada, Spain and France.

Recent Developments — Business Combination
On January 6, 2025, the Company announced it had entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, The Walt Disney Company (“Disney”) and Hulu, LLC (“Hulu”), which contemplates, among other things, (i) Hulu contributing certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the HL DMVPD Service (as defined below) to a newly formed entity to be jointly owned by Hulu and the Company (“Newco”), (ii) the Company undergoing an umbrella partnership C corporation reorganization (the “Up-C Reorganization”) and contributing its business to Newco in exchange for units in Newco (“Newco Units”) such that, after giving effect to such contribution, Hulu will hold a number of Newco Units representing, in the aggregate, a 70% economic interest in Newco and the Company will hold a number of Newco Units representing, in the aggregate, a 30% economic interest in Newco, and (iii) the Company issuing to Hulu shares of a newly created vote-only class of the Company’s common stock (“Class B Common Stock”) representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis) (the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination). The HL Business Assets will include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” as of the date of the Business Combination Agreement and operated by Hulu (such service, the “HL DMVPD Service”), all other assets (including intellectual property) exclusively related to the HL DMVPD Service and all intellectual property constituting the “Live TV” brand.
Upon the closing of the Business Combination (the “Closing”), our Board of Directors will initially be comprised of nine members, who will be designated as follows: (i) five designated by Hulu, (ii) two designated by the members of our Board as of immediately prior to the Closing and who (x) are reasonably acceptable to Hulu and (y) qualify as independent, (iii) one designated by Hulu and who qualifies as independent and (iv) our CEO. Following the Closing, the Company will be a “controlled company” for purposes of NYSE listing rules and will elect to be exempt from certain corporate governance requirements available to “controlled companies”. Completion of the Business Combination is subject to certain closing conditions specified in the Business Combination Agreement, including (i) the approval of the Business Combination Agreement, the Fubo Issuance and the Fubo Conversion, each as defined in the Business Combination Agreement, (including a plan of conversion and a certificate of incorporation of Fubo) by the Company’s shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the clearance or obtainment of applicable consents of any specified governmental entity required to be obtained with respect to the Business Combination under the Business Combination Agreement; (iii) no enactment, issuance, promulgation or grant of any law or order, as applicable, by any governmental entity that is in effect and that has the effect of making the Business Combination illegal or prohibiting or otherwise preventing the consummation of the Business Combination, (iv) completion of the Hulu Reorganization and the Fubo Reorganization, each as defined in the Business Combination Agreement, in each case, in accordance with the Business Combination Agreement and the documents contemplated therein, (v) the acceptance of the Delaware Certificate of Conversion and Certificate of Incorporation of Fubo by the Secretary of State of the State of Delaware and the acceptance of the Florida Articles of Conversion by the Florida Department of State, (vi) the accuracy of the other party’s representations and warranties as of the date of the Business Combination Agreement, subject to certain customary materiality standards set forth in the Business Combination Agreement and the delivery by each party to the other party of a certificate certifying the same, (vii) compliance by each party, in all material respects, with its applicable pre-Closing obligations under the Business Combination Agreement, and (viii) delivery by each party to the other party of certain other closing deliverables, including, but not limited to, the ancillary agreements to which it is a party.
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
Subscribers
Our live TV streaming platform caters to sports, news, and entertainment fans. With flexible plans and optional "Attachments," users can customize their experience. The subscription packages boast over 100+ channels, including top Nielsen-rated networks, and dozens of sports, news, and entertainment options. They may also feature numerous Regional Sports Networks ("RSNs") for in-market games unavailable on national channels. Subscribers can further tailor their experience by adding premium channels and channel packages, or upgrading "Attachments" like Cloud DVR Plus for more storage and Family Share for additional simultaneous streams.
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

Our Growth Strategies
We believe streaming has begun to surpass traditional linear Pay TV in several key areas, including content choice, ease of access and use across devices, and cost savings to consumers. We remain committed to our goal of driving sustainable and profitable growth, and we believe we are well-positioned to do this by executing on the following strategies:
•Continue to efficiently grow our subscriber base: As of December 31, 2024, Fubo had approximately 1.7 million paid subscribers in the United States and Canada (“North America” or “NA”) and approximately 362,000 paid subscribers in Spain and France (“Rest of World” or “ROW”), compared to approximately 1.6 million in NA and approximately 406,000 in ROW as of December 31, 2023. We utilize a broad range of subscriber acquisition channels and tactics designed to optimize marketing spend and efficiently acquire and retain subscribers. Our Sales and Marketing expenses relative to total revenues was approximately 12.5% for the year ended December 31, 2024, compared to 15.1% for the year ended December 31, 2023. We continue to utilize and analyze the data we have collected to help us become more efficient with our marketing campaigns relative to spend.
•Enactment of ARPU expansion efforts: Our NA ARPU was $85.97 and $82.25 for the year ended December 31, 2024 and 2023, respectively. Our ROW ARPU was $7.49 and $6.82 for the year ended December 31, 2024 and 2023, respectively. We drive ARPU expansion through price-increases, attachment sales, and advertising revenue growth. Attachments, including channel package add-ons and interactive features, increase our margins by piggybacking on to our base offerings and not meaningfully increasing our cost basis while increasing revenues.
•Further investment in advertising sales team, technology and infrastructure: For the years ended December 31, 2024 and 2023, Fubo’s advertising revenue was approximately $115.2 million and $115.4 million, respectively. Improvements to our content portfolio, user interface, navigational elements, content merchandising and targeting capabilities, combined with evolutions in customer behavior and growth in our subscriber base, have driven growth of our viewership over time. We are increasingly monetizing this engagement through advertising on the Fubo platform. We intend to continue leveraging our data and analytics to deliver relevant advertising while improving the ability of our advertisers to optimize and measure the results of their campaigns. We have also expanded our direct sales teams to increase the number of advertisers who leverage our platform and continue improving our fill-rates and Cost Per Thousands (“CPMs”).
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
•Continue to invest in our technology and data capabilities: We believe our unique combination of technology and content sets us apart. We continue to invest in building a scalable, automated infrastructure specifically designed to fuel subscriber acquisition, strategic content selection, and informed product decisions. We emphasize interactive features that empower users to transform from passive viewers to active participants. Moreover, we believe our integration of the Fubo and Molotov platforms into a single Unified Platform will yield significant efficiencies, and increased product development velocity and innovation.
•Expand Internationally: Outside of the United States, we currently operate in Canada, Spain and, through our acquisition of Molotov in 2021, France. We believe there remains a significant opportunity to expand internationally.

Intellectual Property
Our intellectual property is an essential and valuable element of our business. We rely on a combination of patent, trademark, copyright and other intellectual property laws, confidentiality agreements and license agreements to protect and enforce our intellectual property rights. We also license certain third-party technology and intellectual property for use in conjunction with our products.
We believe that our continued success depends on hiring and retaining highly capable and innovative employees, especially as it relates to our engineering base. It is our policy that our employees and independent contractors involved in intellectual property development are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works. Despite our precautions and policies, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business, financial condition and results of operations.
Patents and Registered Designs
As of December 31, 2024, we had five issued U.S. utility patents, one U.S. utility patent application, five granted foreign utility patents, seventeen foreign utility patent applications, and eighteen granted foreign design registrations in three jurisdictions. The issued U.S. utility patents expire in 2038, the U.S. utility patent application, if granted, will expire in 2041, the granted foreign utility patents will expire on dates ranging from 2033 to 2038, the foreign utility patent applications, if granted, will expire on dates ranging from 2033 to 2041, and the foreign design registrations will expire on dates ranging from 2035 to 2045. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We will continue to file and prosecute patent applications when appropriate to attempt to protect and enforce our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or held to be invalid or unenforceable.
Trademarks
We also rely on several registered and unregistered trademarks to protect our brand and business. As of December 31, 2024, we had thirty-seven trademarks registered globally and two trademark applications. “fuboTV” is a registered trademark in the United States and the European Union ("EU").
Competition
The TV streaming market continues to grow and evolve as more viewers shift from traditional Pay TV to OTT streaming. There is significant competition in the live TV market for users, advertisers, and broadcasters. We principally compete with Pay TV operators, such as DirecTV, Comcast, Cox and Altice, along with other virtual multichannel video programming distributors (“vMVPDs”), such as YouTube TV, Hulu + Live TV, DirecTV Stream, Philo and Sling TV. We also compete to a lesser extent with network-operated direct-to-consumer streaming services, such as Peacock, Paramount+, and ESPN+.
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
Furthermore, we compete to attract and retain programmers. Our ability to license content from programmers is dependent on the scale of our user base as well as license terms.
Our People and Human Capital Management
Who We Are
We are an inclusive group of individuals, creatives, technologists, analysts and more. Some of us love sports, some binge the news, others prefer rom-coms. But we are united by a common mission — building the world’s leading global live TV streaming platform with the greatest breadth of premium content and interactivity.
As of December 31, 2024, we had approximately 590 employees globally, of which approximately 400 were located in North America and approximately 190 were located in Europe and India. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. None of our U.S. or Indian employees is represented by a labor union or covered by a collective bargaining agreement. Our French employees are covered by the national collective bargaining agreement for the consulting and engineering activities in France.
Our Values and Talent Development
We view our employees as central to the success of our business and achieving our mission. We onboard new employees with training programs on our values, certain aspects of our business, and important policies, including our Code of Business Conduct. We also value ongoing development and continuous learning, and strive to support and provide enriching opportunities to our employees. Throughout the year we monitor employee engagement and provide periodic training and informational sessions on our business and policies, including security awareness, through a variety of forums, including all-hands meetings, senior leadership fireside chats and company-wide newsletters. Management uses input collected during these sessions to ensure ongoing awareness of employees’ needs and improve activities aimed to serve our customers. Collectively through these initiatives we aim to foster engagement and transparency with our employees, and to keep our employees well-informed on our business goals to enhance alignment, collaboration, and a shared sense of purpose among our employees.
Inclusion and Belonging
We prioritize building an inclusive, equitable, and empowered team representing a mix of backgrounds, industries, skills, and levels of experience. We believe the different backgrounds, traditions, views and talents each of our employees brings to Fubo enrich the company as a whole and will help us achieve executional excellence. In 2020, we formed a council comprised of different team members throughout various levels of the organization, who recommend and help organize and celebrate both engagement and inclusion initiatives within the company. We are focused on creating and maintaining a workplace free from discrimination or harassment on the basis of race, religion, religious creed, color, ethnic or national origin, ancestry, gender, sexual orientation, age, marital status, military service or veteran status, disability, medical condition, or any other status protected by applicable law. Our policies and compliance trainings prohibit such workplace discrimination and harassment, and all our employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace.

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
Data Protection and Privacy
We are subject to various laws and regulations covering the collection, use, access to, confidentiality and security of health-related and other personal information, and additional laws could apply in the future to our operations or the operations of our partners. These laws and regulations, and their application to our business, are increasingly shifting and evolving. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Any actual or perceived failure to comply with these laws and regulations may result in investigations, claims and proceedings, regulatory fines or significant civil and/or criminal penalties, damages for breach of contract, or orders that require us to change our business practices, including the way we process data.
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
We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, our X account (@fuboTV), our Instagram account (@fubotv), our Facebook page (www.facebook.com/fuboTV), our LinkedIn page (www.linkedin.com/company/fubotv/), public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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
We have incurred losses since inception. Our net loss on continuing operations for the year ended December 31, 2024 was $177.8 million. We expect that expanding our operations and pursuing growth opportunities will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors, including, without limitation, in connection with the Business Combination, that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, increase marketing efforts to acquire and retain subscribers, expand into additional markets around the world, improve our operating infrastructure or merge with or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure, including the senior unsecured term loan available to us on January 5, 2026 and described elsewhere in this Annual Report (the “Facility”), could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants contained in the indenture governing our 2029 Convertible Notes (the “2029 notes indenture”) or in any future document governing our indebtedness, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. In addition, if the Business Combination is completed as contemplated as of the date hereof and as described elsewhere in this Annual Report, we will be required to offer to repurchase any of our outstanding 3.25% senior convertible notes due 2026 (the “2026 Convertible Notes”) and convertible senior secured notes due 2029 (the “2029 Convertible Notes”) at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Convertible Notes or 2029 Convertible Notes surrendered therefor.

We may not be able to obtain additional financing on terms favorable to us, if at all, due to unfavorable market conditions, including rising interest rates, or otherwise. In addition, the 2029 notes indenture, and the exchange agreement entered into in connection with the issuance of the 2029 Convertible Notes (the “Exchange Agreement”), restrict our ability to incur certain indebtedness and issue certain equity securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Accordingly, given the seasonal nature of our business, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue is likely to continue, and any shortfall in expected revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors, or for any other reason, would cause our results of operations to suffer significantly. For example, inflationary cost pressures and potential recession indicators have negatively impacted the global economy. If these factors continue, or worsen, our revenue may be materially impacted. A substantial portion of our expenses are personnel-related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.
We might not be able to utilize a significant portion of our net operating loss carryforwards.
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $1,458.4 million, a portion of which will expire at various dates if not used prior to such dates. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited. Other limitations may apply for state tax purposes.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We have experienced ownership changes in the past, and therefore a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Code. In addition, we may experience an ownership change for purposes of Section 382 of the Code with the Business Combination. Even if the Business Combination is not consummated, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of conversions of the 2026 Convertible Notes and 2029 Convertible Notes, some of which may be outside of our control. A past or future ownership change that materially limits our ability to use our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.
As of December 31, 2024, we had $330.3 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.1 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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
We may also incur additional indebtedness to meet future financing needs, including pursuant to the Facility. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.
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
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under our debt agreements, will depend on our future performance and our ability to raise further equity or debt financing, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to both (i) satisfy our existing and future obligations to our creditors and (ii) allow us to make necessary capital expenditures. If we are unable to generate such cash flow or raise further financing, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Convertible Notes to be paid-in-kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase. We may need or desire to repay, refinance, restructure or defease our existing indebtedness, including prior to its maturity, in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, the terms of the 2029 notes indenture and the Exchange Agreement restrict our ability to incur certain indebtedness and issue certain equity securities. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future debt agreements, including the Facility.
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
Risks Relating to the Business Combination
The Business Combination may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the Business Combination may result in material adverse consequences to Fubo’s business and operations.
The Business Combination is subject to several closing conditions, including (i) the approval of the Business Combination Agreement (as defined below) and other proposals related to the Business Combination by Fubo’s shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and the clearance or obtainment of applicable consents of any specified governmental entity required to be obtained with respect to the Business Combination under the Business Combination Agreement, (iii) no enactment, issuance, promulgation or grant of any law or order, as applicable, by any governmental entity that is in effect and that has the effect of making the Business Combination illegal or prohibiting or otherwise preventing the consummation of the Business Combination, (iv) completion of certain internal reorganization transactions by Hulu, LLC ("Hulu") and Fubo, in each case, in accordance with the Business Combination Agreement and the documents contemplated therein, (v) the acceptance of documents related to the conversion of Fubo from a Florida corporation to a Delaware corporation by the Secretary of State of the State of Florida and the Secretary of State of the State of Delaware, (vi) the accuracy of the other party’s representations and warranties as of the date of the Business Combination Agreement, subject to certain customary materiality standards set forth in the Business Combination Agreement and the delivery by each party to the other party of a certificate certifying the same, (vii) compliance by each party, in all material respects, with its applicable obligations under the Business Combination Agreement prior to the closing of the Business Combination (the "Closing"), and (viii) delivery by each party to the other party of certain other closing deliverables, as specified in the Business Combination Agreement.

The parties have not yet obtained all regulatory clearances, consents and approvals required to complete the Business Combination. Governmental or regulatory agencies could still seek to block or challenge the Business Combination or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Business Combination. If these approvals are not received, then neither Fubo nor The Walt Disney Company ("Disney") will be obligated to complete the Business Combination. If the approvals could be received, but the applicable regulatory agency requires Hulu to (i) (a) sell, divest, license or hold separate any rights, equity interests or other assets or any portion of any business of Hulu or any of its respective affiliates or (b) agree to other restrictions or limitations on any business, operations, assets, properties or contractual freedoms of any businesses or operations of Hulu or its respective affiliates, or (ii) agree to sell, divest, license or hold separate any rights, equity interests or other assets or any portion of any business of Fubo or its subsidiaries, Hulu is not required to undertake such action and neither Hulu nor Fubo would be obligated to complete the Business Combination.
If Fubo’s shareholders do not approve the Business Combination Agreement or if the Business Combination is not completed for any other reason, Fubo would be subject to a number of risks, including the following:
•Fubo and its shareholders would not realize the anticipated benefits of the Business Combination, including any anticipated synergies from combining Hulu Live and Fubo;
•Fubo may be required to pay a $50 million termination fee following termination of the Business Combination Agreement in certain circumstances, including if Fubo terminates the Business Combination Agreement to accept a superior acquisition proposal or if Hulu terminates the Business Combination Agreement because our Board of Directors effected certain changes to its recommendation to Fubo shareholders; and
•the trading price of Fubo common stock may experience increased volatility or decrease to the extent that the current market prices reflect a market assumption that the Business Combination will be completed.
The occurrence of any of these events individually or in combination could have a material adverse effect on the results of operations of Fubo or the trading price of Fubo common stock. Fubo is also exposed to general competitive pressures and risks, which may be increased if the Business Combination is not completed.
Fubo and Hulu will be subject to business uncertainties and contractual restrictions while the Business Combination is pending that could adversely affect either of them or, in the event the Business Combination is completed, Newco.
Uncertainty about the effect of the Business Combination on employees, business partners and customers may have an adverse effect on (i) either of Fubo or Hulu, regardless of whether the Business Combination is eventually completed, and, (ii) in the event the Business Combination is completed, on Newco (as defined below). These uncertainties may impair Fubo’s and Hulu’s ability to attract, retain and motivate key personnel until the Business Combination is completed, or the Business Combination Agreement is terminated, and for a period of time thereafter, and could cause customers, business partners and others that deal with Fubo or Hulu to seek to change existing business relationships with Fubo or Hulu.
The pursuit of the Business Combination and the preparation for the integration of Fubo and Hulu Live have placed, and will continue to place, a significant burden on the management and internal resources of both Fubo and Hulu. There is a significant degree of difficulty and management distraction inherent in the process of closing the Business Combination and integrating Fubo and Hulu, which could cause an interruption of, or loss of momentum in, the activities of each company’s existing businesses, regardless of whether the Business Combination is eventually completed. Before and immediately following the Closing, the management teams of Fubo and Hulu will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage their respective existing businesses, service existing business partners, attract new customers and develop new products, technologies, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to Fubo or Hulu, respectively. If Fubo’s or Hulu’s senior management is not able to effectively manage the process leading up to and immediately following Closing, or if any significant business activities are interrupted as a result of the integration process, the business of Fubo, Hulu or, in the event the Business Combination is completed, Newco could suffer.

Employee retention and recruitment may also be challenging for Fubo and Hulu during the pendency of the Business Combination, as employees and prospective employees may experience uncertainty about their future roles with Newco. For each of Fubo and Hulu, the departure of existing key employees or the failure of potential key employees to continue employment with Newco or one of its subsidiaries, despite Fubo’s and Hulu’s retention and recruiting efforts, could have a material adverse impact on Fubo’s and Hulu’s business, financial condition and operating results, regardless of whether the Business Combination is eventually completed and, in the event the Business Combination is completed, could have a material adverse impact on Newco’s business, financial condition and operating results.
In addition, the Business Combination Agreement restricts Fubo from making certain acquisitions, entering into certain partnerships and joint ventures and taking certain other specified actions without the consent of Hulu until the Business Combination is consummated, or the Business Combination Agreement is terminated. These restrictions may prevent Fubo from pursuing otherwise attractive business opportunities and making other changes to its business before completion of the Business Combination or termination of the Business Combination Agreement.
The Business Combination Agreement contains provisions that may discourage other companies from trying to acquire Fubo.
The Business Combination Agreement contains provisions that may discourage third parties from submitting business combination proposals to Fubo that might result in greater value to Fubo shareholders than the Business Combination. The Business Combination Agreement generally prohibits Fubo from soliciting any competing acquisition proposal. In addition, if the Business Combination Agreement is terminated by Fubo or Hulu in circumstances that obligate Fubo to pay a termination fee to Hulu, Fubo’s financial condition may be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative business combination proposals.
Fubo has incurred, and will continue to incur, direct and indirect costs as a result of the Business Combination.
Fubo has incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services, and other transaction costs in connection with the Business Combination. There are a number of factors beyond Fubo’s control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Business Combination is not completed and may relate to activities that we would not have undertaken other than to complete the Business Combination.
Litigation challenging the Business Combination Agreement and the Business Combination may prevent the Business Combination from being consummated within the expected timeframe or at all.
Lawsuits may be filed against Fubo, our Board of Directors or the other parties to the Business Combination Agreement challenging the Business Combination Agreement or the Business Combination or making other claims in connection therewith. Such lawsuits may be brought by our purported shareholders and may seek, among other things, to enjoin consummation of the Business Combination. One of the conditions to the consummation of the Business Combination is that there is no enactment, issuance, promulgation or grant of any law or order, as applicable, by any governmental entity that is in effect and that has the effect of making the Business Combination illegal or prohibiting or otherwise preventing the consummation of the Business Combination. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Business Combination on the agreed upon terms, then such injunction may prevent the Business Combination from becoming effective, or from becoming effective within the expected timeframe.
Our principal asset after the completion of the Business Combination will be our interest in Newco, and, accordingly, we will depend on distributions from Newco to pay our taxes and expenses, including payments under the contemplated Tax Receivables Agreement, and to pay dividends. Newco’s ability to make such distributions may be subject to various limitations and restrictions.
Upon the completion of the Business Combination, we will be a holding company and will have no material assets other than our ownership of Newco Units. As such, we will have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future will be dependent upon the financial results and cash flows of Newco and its subsidiaries and distributions we receive from Newco. Newco and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

We anticipate that Newco will be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to us and Hulu (as the holders of Newco Units). Accordingly, we will incur income taxes on our allocable share of any net taxable income of Newco. Under the terms of the contemplated Newco operating agreement (the “Newco Operating Agreement”), as disclosed in the Business Combination Agreement, Newco will be obligated, subject to various limitations and restrictions, including with respect to any applicable credit agreements, to make tax distributions to us and Hulu (as the holders of Newco Units). In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivables Agreement contemplated under the Business Combination Agreement (the “Tax Receivables Agreement”), which we expect could be significant.
We intend, as its managing member, to cause Newco to make (i) pro rata tax distributions to us and Hulu (as the holders of Newco Units) in an amount sufficient to fund all or part of our tax obligations in respect of taxable income allocated to us and to cover our tax obligations, including payments due under the Tax Receivables Agreement, and (ii) distributions to us to pay our operating expenses. However, Newco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Newco is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Newco insolvent. If we do not have sufficient funds to pay our tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the Tax Receivables Agreement for any reason, such payments generally will be deferred and will accrue interest until paid.
Under the Newco Operating Agreement, we intend to cause Newco, from time to time, to make pro rata distributions in cash to us and Hulu (as the holders of Newco Units) in amounts at least sufficient to cover the taxes imposed on our allocable shares of net taxable income of Newco. While tax distributions are intended to be set according to our tax liabilities (including the Tax Receivable Agreement), it is possible that as a result of (i) potential differences in the amount of net taxable income allocable to us and Hulu and (ii) certain tax benefits that we anticipate from (a) future purchases or redemptions of Newco Units from Hulu and (b) payments under the Tax Receivables Agreement, these cash distributions may be in amounts that exceed our actual tax liabilities with respect to the relevant taxable year, including our obligations under the Tax Receivables Agreement. In such case, our board of directors will determine the appropriate uses for any such excess cash, which may include, among other uses, the payment of obligations under the Tax Receivables Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Newco Units and corresponding shares of the Company’s publicly traded common stock following the completion of the Business Combination (“Class A Common Stock”) will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Newco, which may result in shares of our Class A Common Stock increasing in value relative to the value of Newco Units. Following such loan or a contribution of such excess cash to Newco, we may, but are not required to, make an adjustment to the outstanding number of Newco Units held by Hulu. In the absence of such adjustment, Hulu may benefit from any value attributable to such cash and/or loan balances if it acquires shares of Class A Common Stock in exchange for its Newco Units, notwithstanding that Hulu may have participated previously as a holder of Newco Units in distributions that resulted in such excess cash balances.

The Tax Receivables Agreement with Hulu will require us to make cash payments to Hulu in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
Upon the closing of the Business Combination, we will enter into a Tax Receivables Agreement with Newco and Hulu. Under the Tax Receivables Agreement, we will be required to make cash payments to Hulu for certain tax benefits realized (or, in connection with an acceleration upon our election to terminate the Tax Receivables Agreement, deemed realized) by us. We will be generally obligated to pay Hulu a percentage of the benefit realized by us from our use of certain historic net operating loss carryforwards (“NOLs”) in an amount equal to the lesser of (i) 70% and (ii) Hulu’s ownership percentage of Newco as of the date the NOL is utilized. We will also be generally obligated to pay Hulu 70% of the tax benefit as a result of (i) tax basis adjustments expected to be obtained by us resulting from (a) any future redemptions or exchanges of Newco Units from Hulu, (b) certain distributions (or deemed distributions) by Newco, and (c) payments made under the Tax Receivables Agreement. and (ii) deductions attributable to imputed interest and other payments of interest by us pursuant to the Tax Receivables Agreement. We will depend on cash distributions from Newco to make payments under the Tax Receivables Agreement. Any payments made by us to Hulu under the Tax Receivables Agreement will generally reduce the amount of cash that might have otherwise been available to us. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of Newco Units and Class A Common Stock exchanges, and the resulting amounts we are likely to pay out to Hulu pursuant to the Tax Receivables Agreement; however, we estimate that such payments will be substantial.
The payment obligation under the Tax Receivables Agreement will be an obligation of the Company and not of Newco. Any payments made by us to Hulu under the Tax Receivables Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivables Agreement for any reason, such payments will be deferred and will accrue interest until paid by us. Payments under the Tax Receivables Agreement are not conditioned upon Hulu maintaining a continued ownership interest in Newco or us.
In addition, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivables Agreement. For example, the earlier disposition of assets following a redemption or exchange of Newco Units may accelerate the recognition of associated tax benefits for which we would be required to make payments under the Tax Receivables Agreement and increase the present value of such payments, and the disposition of assets before a redemption or exchange of Newco Units may increase the tax liability of Hulu without giving rise to any rights to receive payments under the Tax Receivables Agreement with respect to tax attributes associated with such assets.
The ability to generate tax assets covered by the Tax Receivables Agreement, and the actual use of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges of Newco Units by, or purchases of Newco Units from, Hulu, the price of our Class A Common Stock at the time of the redemption, exchange or purchase; the extent to which such redemptions, exchanges or purchases are taxable or cause a limitation on our ability to utilize our net operating losses; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the tax rates and laws then applicable and the portion of our payments under the Tax Receivables Agreement constituting imputed interest.

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
We typically enter into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of content rights for sporting events and other programs, as well as the distribution of content on connected TV platforms. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution, the entrance of new participants in the market for distribution of content, the scale of our subscriber base and other factors. With respect to the acquisition of content rights, particularly sports content rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
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
If consumers perceive a reduction in the value of our platform because, for example, we introduce new or adjust existing features, adjust pricing or platform offerings, or change the mix or packaging of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers cancel their subscription for many reasons, including due to a perception that they do not use the platform sufficiently, the need to cut household expenses, the availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscriptions both to replace canceled or expired subscriptions and to grow our business beyond our current subscription base. While we permit multiple subscribers within the same household to share a single account for non-commercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely contracted over several years, we may not be able to adjust our expenditures or increase our (per subscriber) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted.
Our business, financial condition, and results of operations are also impacted by changes in the distribution strategy by the various content providers on our platform. This also impacts our ability to accurately forecast subscriber growth and revenue. Some of these changes may include the simulcasting and/or exclusive streaming of content, including sporting events that traditionally were only broadcasted on linear Pay TV, on direct-to-consumer (“DTC”) “plus services” at generally lower prices. If current or future content partners refuse to grant our subscribers access to stream certain channels or sporting events, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operation. In addition, Regional Sports Networks (“RSNs”) have been a significant driver of subscription growth for us. Recently, certain RSNs have been experiencing financial challenges, which may impact their ability to maintain or enhance their sports programming and, in turn, could adversely affect our future subscriber growth and retention. If popular local sports programming, which has historically had limited carriage and distribution via RSNs, continues to shift to national broadcast networks and as a result continues to become more widely available on competitor platforms, including those that have not previously carried regionalized sports programming, it could adversely impact our ability to acquire this content, or to do so in cost-effective manner, or our ability to compete with current and new competitors.
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
We may fail to attract content providers that generate a sufficient quantity or quality of ad content hours on our platform and continue to grow our video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. We grow ad inventory by adding and retaining content providers on our platform with ad-supported channels that we can monetize. Additionally, our ad inventory may be limited by restrictive ad requirements imposed by content providers. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.
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
Our ability to provide our subscribers with content they can watch depends on content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary, and we may be operating outside the terms of some of our current licenses. As content providers develop their own streaming services or elect to license content exclusively to third-party services, they may be unwilling to provide us with access to certain content, including popular series, movies or sporting events. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our subscribers may be adversely affected and/or our costs could increase. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase.
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
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including Fubo Sports Network. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain subscribers. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well-received by our current or potential subscribers, or could be damaging to our brand or business.
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
We regularly review key metrics related to the operation of our business, including, but not limited to, average revenue per user, and number of subscribers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our subscriber base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations.

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
Companies such as DirecTV, Comcast, Cox and Altice, along with virtual multichannel video programming distributors, such as YouTube TV, Hulu Live, DirecTV Stream, Philo and Sling TV, offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming services in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.
In addition, many TV manufacturers, such as Roku, Inc., Amazon.com, Inc., LG Electronics Inc., Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions pre-installed on their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality.
We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue or the failure of our platform to gain or maintain broad market acceptance. To remain competitive, we need to continuously invest in product development and marketing. We may not have sufficient resources to make additional investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, secure more favorable rates for their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. New entrants may enter the TV streaming market with unique service offerings or approaches to providing video. In addition, our competitors may enter into business combinations or alliances that strengthen their competitive positions. Even if the Business Combination is consummated, we may not be able to sustain or strengthen our competitive position. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.
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
Our business utilizes internally developed and third party artificial intelligence ("AI") and machine learning technologies, including in connection with offering interactive functionality on our platform. For example, in December 2021, we completed the acquisition of Edisn, an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. We are, and plan in the future, to evaluate the further investment in and/or use artificial intelligence and machine learning technologies, including potential utilization by our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect our ability to effectively use such technologies, and therefore our business. If our AI tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train or refine them is incomplete, inadequate or biased in some way or is data to which we or the providers of such AI technologies do not have sufficient rights, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or standards or adversely affect our financial condition, business and reputation.

In addition to our proprietary AI technologies, we use AI technologies licensed from third parties in our business. Our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase the burden and cost of research and development in this area. For example, in Europe, the EU Artificial Intelligence Act (“EU AI Act”) entered into force in August 2024 and establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market, and the majority of the substantive requirements will apply two years later. The EU AI Act applies to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI and machine learning technologies, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
In the United States, there has been uncertainty regarding the applicable regulations that will apply to the development and use of AI technologies. For instance, in January 2025, the current administration rescinded an executive order from the prior administration relating to the safe and secure development of AI technologies. The current administration then issued a new interim executive order that, among other things, requires certain agencies to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded prior administration executive order. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to promote compliance or remain competitive. U.S. legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, procure and commercialize AI technologies in the future.
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
We expect to receive formal and informal inquiries from government authorities and regulators from time to time, including securities authorities, and tax authorities regarding our compliance with laws and other matters. We expect to continue to be the subject of investigations and audits in the future as we continue to grow and expand our operations. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties providing a negative effect on our financial condition and results of operations. In addition, there is a possibility that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities may cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties, or require us to change our business practices that may have materially adverse effects to our business.
If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business and we may incur greater operating expenses.
We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet and the television broadcasting industry, which may include laws and regulations related to user privacy, data protection, information security, consumer protection, payment processing, taxation, intellectual property, electronic contracts, Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as privacy, payment processing, taxation and consumer protection related to the Internet continue to develop.
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

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate. In 2022, the U.S. enacted the Inflation Reduction Act, which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Furthermore, governmental agencies in domestic and international jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development, have recently focused on issues related to the taxation of multinational corporations (such as “base erosion and profit shifting”) and proposed potential changes to existing legislation (such as the imposition of minimum taxes). We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.
We may be subject to fines or other penalties imposed by the Federal Communications Commission.
We distribute our Fubo Sports owned & operated linear network on over-the-air (“OTA”) stations nationwide, which subjects us to the FCC regulations, including regulations concerning indecency and profanity. There is no guarantee that our programming will not violate the FCC’s regulations due to the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. Violation of indecency rules could lead to fines or penalties which may adversely affect our business.
Risks Related to Our Operations
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
In addition, from time to time, we may pursue litigation against third parties, including antitrust claims in response to actions by certain competitors that we believe are harmful to competition within the industry and to consumers. For example, on February 20, 2024, we filed a lawsuit against the parties to the Network JV (as defined below) and certain of their affiliates, challenging the formation of the Network JV and the parties' past business practices on anticompetitive grounds, and seeking injunctive relief to stop the proposed Network JV and other practices, as well as damages. This lawsuit was settled in January 2025.
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
Our subscribers depend on our customer support organization to resolve any issues relating to our platform, including pricing, product and technical issues. A high level of support is necessary to acquire and retain our customers. As we rely on business process outsourcing ("BPO") providers and/or third-party providers for our customer support operations, we are presented with the challenges of effectively managing and training these third-party organizations to provide adequate support to our customers. This presents a significant challenge and risk to our overall ability in the short term to provide the level of customer support necessary and could adversely affect our ability to service new and current subscribers, which in turn could materially and adversely affect our business, financial condition and results of operations.
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
Our financial performance is subject to worldwide economic conditions, including inflation trends, and their impact on levels of advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a material adverse impact on our business. Historically, economic downturns have resulted in overall reductions in advertising spending.
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

We have pursued and may in the future engage in strategic transactions, including acquisitions and investments, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions and investments could harm our business.
From time to time, we acquire or invest in businesses, products or technologies, or partner with other companies, to expand our offerings and capabilities, subscriber base and business. The risks associated with such strategic transactions include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect in the future to evaluate, a wide array of potential strategic transactions. Any such transaction could be material to our financial condition and results of operations. Also, any anticipated benefits from a given transaction, including, but not limited to, the proposed Business Combination and the acquisitions of Edisn Inc. and Molotov in December 2021, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Transactions in international markets, including Edisn Inc. and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such transactions may negatively impact our business. In addition, if we do not complete an announced transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the transaction to the extent anticipated. Strategic transactions may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.
Risks Related to Privacy, Consumer Protection and Cybersecurity
We are subject to a number of legal requirements and other obligations regarding privacy, security, consumer protection and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.
Various international, federal, and state laws and regulations govern the processing of personal information, including the collection, use, retention, transfer, sharing and security of the data we receive from and about our subscribers and other individuals. The global data protection landscape for the collection and processing of data relating to individuals, including subscriber and other consumer data, by online service providers, content distributors, advertisers and publishers is rapidly evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission ("FTC"), increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. Various federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations covering the processing, collection, distribution, use, disclosure, storage, transfer and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or facilitate compliance by content publishers, advertisers, or others with such standards.
For example, in the United States, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA and other similar state laws may increase our compliance costs and exposure to liability. For example, Virginia, Colorado, Indiana, Tennessee, Montana, Connecticut, Iowa and Utah adopted similar data protection laws. These laws grant consumers certain rights with respect to their personal information, have notice obligations, and require consent in some circumstances, among other things. Other U.S. states have passed or are considering adopting and/or enforcing similar laws and regulations and there remains increased interest at the federal level as well. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Additionally, our use of certain commonly used digital trackers to deliver relevant advertising to our website visitors and on our platform places us and our advertising partners at risk for claims under a number of other laws, including but not limited to the Video Privacy Protection Act ("VPPA"), the California Invasion of Privacy Act (“CIPA”), and Cal. Civil Code § 1799.3 and other state and federal laws, and we have been subject to such claims to date related to our digital advertising practices. In a recent trend, some content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on online platforms in connection with advertising provided by unrelated third parties, the results of which may impact our business. Further, as an operator of an online service that is used in part by children, we are subject to the Children’s Online Privacy Protection Act (“COPPA”). The FTC rule implementing COPPA (the "COPPA Rule") broadly defines the types of information that are subject to these regulations. The COPPA Rules limit the information that we and, our content publishers and advertisers can collect and use, the content of advertisements and certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other laws, regulations, and other standards and contractual obligations relating to privacy, data protection, and information security. More generally, the FTC and various state regulatory agencies are aggressively investigating and bringing enforcement actions that are focused on companies' collection, use, processing and sharing of consumer data, such as browsing information, for various uses, including but not limited to advertising.
In the EU and its member states, the European Union General Data Protection Regulation ("GDPR") imposes stringent obligations relating to data protection and security for processing the personal data of individuals within the European Economic Area ("EEA") or in the context of our activities within the EEA. Further, since the beginning of 2021, after the end of the transition period following the departure of the United Kingdom (“UK”) from the EU, the UK has created a separate regime with similarly onerous obligations under the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”). The GDPR and UK GDPR each authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of the global annual revenue or €20 million (£17.5 million) of a noncompliant undertaking, whichever is greater, for certain violations. In addition to fines, a breach of the GDPR or UK GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications, our streaming platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information (collectively, “Confidential Information”) of subscribers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer networks and information technology systems and those of third parties that we utilize in our operations. These systems have been in the past, and may in the future be, subject to attack, damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, war, sophisticated nation-state and nation-state supported-actors, employee theft or misuse or employees who are inattentive or careless and cause security vulnerabilities, fraud, power loss, telecommunications failures, or cybersecurity risks (for example, ransomware). Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of information technology systems used in our operations could diminish the overall attractiveness of our subscription to existing and potential subscribers.

Our information technology systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, denial or degradation of service attacks, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other Confidential Information. Additionally, outside parties may attempt to induce employees or subscribers to disclose Confidential Information, or to take advantage of software or hardware bugs and vulnerabilities, in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use could harm our business, be expensive to remedy and damage our reputation. We and certain of our third-party providers regularly experience cyberattacks and other incidents, some of which have led to unauthorized access to subscriber data, and we expect such attacks and incidents to continue. As previously disclosed, we suffered one such incident on December 14, 2022, when we experienced service outage as a result of a criminal cyber-attack. Once we detected the attack, we took steps to contain the incident and worked to restore service to users as quickly as possible. Though service was temporarily disrupted, we were able to restore service on the evening of December 14, 2022. We reported the incident to law enforcement and engaged an industry-leading incident response firm to assist with our response. Though as of the date of this filing this incident has been resolved, we could be subject to future similar attacks.

We use third-party cloud computing services in connection with our business operations. We also use third-party content delivery networks to help us stream content to our subscribers over the Internet. Problems faced by us or our third-party cloud computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our users. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information. We have implemented certain systems and processes designed to thwart hackers and protect our data and systems, but the techniques used to gain unauthorized access to data, systems, and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access, and we may be delayed in detecting unauthorized access or other security breaches and other incidents. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. Further, there is no assurance that hackers may not have a material impact on our service or systems in the future or that security breaches or other incidents may not occur due to these or other causes. Efforts and technologies to prevent disruptions to our service and unauthorized access to our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures by circumventing controls, evading detection and obfuscating forensic evidence become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Additionally, disruption to our service and data security breaches and other incidents may occur as a result of employee or contractor error. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future subscribers, and/or significant incident response, business interruption, system restoration or remediation and future compliance costs. Any significant disruption to our service or access to our systems or any data that we or those who provide services for us maintain or otherwise process, or the perception that any of these have occurred, could result in a loss of subscriptions, harm to our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems on which we depend or any loss of or unauthorized access to, use, alteration, destruction, or disclosure of personal information or other data could subject us to business, regulatory, contractual, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition.
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
Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their patent, trademark, copyright, or other intellectual property rights. Due to a large number of patents in the streaming field, it is not economically feasible to undertake efforts to try to predict whether any product or component will infringe the patent rights of others. Defending ourselves against intellectual property infringement claims, whether or not they have merit, could be costly and could result in the diversion of resources and management time and attention, even if we are ultimately successful in the defending the claim. If a claim is successfully asserted against us, in addition to being liable for damages and/or indemnification of customers or partners, our ability to use our current streaming technology and market our service could be restricted. We may also have to remove content from our service or marketing materials. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, or marketing activities or take other actions to resolve the claims. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing events could harm our business. In addition, while the existence of our patent portfolio may deter some plaintiffs from asserting claims against us, from time to time we have faced, and expect in the future to face, allegations from “non-practicing entities.” Because these non-practicing entities have no relevant product revenue, and they exist primarily for the purpose of monetizing their patent portfolio through licensing and litigation, they may not be deterred by our own issued patents and pending patent applications in bringing intellectual property claims against us.
As a result of intellectual property infringement claims, or to avoid potential claims, we have previously chosen to, and may in the future choose or be required to, seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties or other consideration, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed another party’s intellectual property. We may also be required to cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others, and as a result may need to expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. The inability to obtain intellectual property rights or licenses on favorable terms, or the need to engage in litigation related to these matters, may materially impact our business and financial condition.
An inability to obtain licenses for our streaming content from suppliers or other rights holders could be costly and harm our business.
We rely on our content suppliers to secure the rights to publicly perform and display the musical works and sound recordings embodied in any programming provided to or through our platform. If our content suppliers have not secured public performance or communication to the public licenses on a through to the viewer basis, then we could be liable to copyright owners or their agents copyright infringement. If our content suppliers are unable to secure such rights from copyright owners and/or as we explore expansion into types of content distribution beyond streaming, then we may have to secure licenses in our own name.
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
We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, or if approved, they may be limited in scope and might not provide us with a meaningful competitive advantage. Furthermore, third parties may oppose our applications, or challenge the validity or enforceability of any patents or other intellectual property issued or registered to, or otherwise held by us. Third parties may also knowingly or unknowingly infringe our intellectual property rights, and litigation or proceedings before governmental authorities and administrative bodies may be necessary to protect and enforce our patents, trademarks, trade secrets and other intellectual property rights, to protect our patent rights and to challenge the validity or scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished. Furthermore, failure to protect our domain names could also adversely affect our reputation and brand and make it more difficult for subscribers to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, or that infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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

Although we monitor our use of open-source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our software available under open source licenses, if we combine or distribute or link our proprietary software with open source software in certain manners. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, that software or otherwise be limited in the licensing of our software, each of which could negatively impact the value of our platform. While we are selective in our use of open source software and we have taken precautions to reduce the risk of subjecting our software to problematic “copyleft” open source license terms, many of the of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business, results of operations and financial condition.
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
Holders of the 2026 Convertible Notes will have the right to require us to repurchase all or a portion of the 2026 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2026 Convertible Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2026 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. If the Business Combination is completed as contemplated as of the date hereof and as described elsewhere in this Annual Report, we will be required to offer to repurchase any of our outstanding 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Convertible Notes surrendered therefor.
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
Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid cash interest, if any. In addition, upon conversion of the 2029 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2029 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. If the Business Combination is completed as contemplated as of the date hereof and as described elsewhere in this Annual Report, we will be required to offer to repurchase any of our outstanding 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2029 Convertible Notes surrendered therefor.

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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and data. We design and assess our program based on the International Organization for Standardization (“ISO”) 27001 framework and other applicable industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such standards, including ISO 27001, as a guide to help us identify, detect, assess, and manage reasonably foreseeable cybersecurity risks and threats relevant to our business.
Our cybersecurity risk management program is supported by both management and our Board of Directors, and is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
•risk assessments designed to help identify reasonably foreseeable material risks from cybersecurity threats to our critical systems, information, products, services, and our broader enterprise IT environment, which are then used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our management team and Audit Committee on a quarterly basis;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•periodic assessment and deployment of security tools and technical safeguards designed to protect our information systems from reasonably foreseeable cybersecurity threats;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•controls designed to identify, detect, assess and manage reasonably foreseeable cybersecurity threats associated with our use of key third-party service providers, suppliers and vendors with respect to our critical systems and data based on our assessment of how critical they are to our operations and respective risk profile.
We have not identified any cybersecurity threats, including as a result of prior incidents, that as of the date of this Annual Report have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risk from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A. “Risk Factors—Risks Related to Privacy, Consumer Protection and Cybersecurity."

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Audit Committee") oversight of cybersecurity risks, including the oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management and our internal cybersecurity personnel, including our Senior Director of Cybersecurity, on our cybersecurity risks. In addition, management updates the Audit Committee, when it deems appropriate, regarding cybersecurity incidents it considers to be significant. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.
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
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us from time to time to review and assess our cyber programs and policies; and alerts and reports produced by security tools deployed in our IT environment. In addition, our Chief Financial Officer, Chief Technology Officer and Chief Legal Officer are members of our internal Cybersecurity Governance Committee, chaired by the Senior Director of Cybersecurity, a management committee comprised of leadership from primary corporate functions including Finance, Human Resources, Information Technology, Engineering, Internal Audit and Legal, which meets quarterly to drive alignment on security decisions across the Company, including reviewing security performance metrics, identifying security risks, and assessing the status of approved security enhancements.
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
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes eight of DISH's patents by streaming video through a fuboTV Media application and seeking damages and injunctive relief.
On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. A hearing was held on March 25, 2024.

On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and those are expected to be complete by April 25, 2025. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
After filing its inter partes review ("IPR") petitions, fuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five then-instituted patents and any appeals therefrom, and ordered that the stay would remain in place for the duration of any instituted IPRs and appeals therefrom on the remaining three patents. On December 5, 2024, the parties informed the Court that the PTAB instituted review for the remaining three patents. Currently, the case is fully stayed pending the instituted IPRs.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Brothers Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the the announced joint venture (the "Network JV") between Disney, WBD, and Fox pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On January 6, 2025, the Company entered into a settlement agreement with the Defendants to settle all claims asserted in this matter. As part of that settlement, Fubo agreed to dismiss, with prejudice, its lawsuit against the Defendants.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. The complaints are captioned Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Company has reached an agreement in principle to resolve these matters on a class basis, subject to negotiation of the terms of the proposed class action settlement and subject to approval by the court. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol, “FUBO.”
Holders of Record
As of February 28, 2025, there were 288 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the total shareholder return from October 8, 2020, the date on which our common shares commenced trading on the New York Stock Exchange, through December 31, 2024 of (i) our common stock, (ii) the Russell 3000 Index (“Russell 3000”) and (iii) the S&P Media and Entertainment Index, assuming an initial investment of $100 on October 8, 2020 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Oct-20
Mar-21
Aug-21
Jan-22
Jun-22
Nov-22
Apr-23
Sep-23
Feb-24
Jul-24
Dec-24
Fubo
Russell 3000
S&P 500 Media and Entertainment Index

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
This section generally discusses fiscal years 2024 and 2023 and year-to-year comparisons between those years. Discussions of fiscal year 2022 and year-to-year comparisons between fiscal years 2023 and 2022 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2024.
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

Recent Developments - Business Combination
On January 6, 2025, the Company announced it had entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, The Walt Disney Company (“Disney”) and Hulu, LLC (“Hulu”), which contemplates, among other things, (i) Hulu contributing certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the HL DMVPD Service (as defined below) to a newly formed entity to be jointly owned by Hulu and the Company (“Newco”), (ii) the Company undergoing an umbrella partnership C corporation reorganization (the “Up-C Reorganization”) and contributing its business to Newco in exchange for units in Newco (“Newco Units”) such that, after giving effect to such contribution, Hulu will hold a number of Newco Units representing, in the aggregate, a 70% economic interest in Newco and the Company will hold a number of Newco Units representing, in the aggregate, a 30% economic interest in Newco, and (iii) the Company issuing to Hulu shares of a newly created vote-only class of the Company’s common stock (“Class B Common Stock”) representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis) (the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). The HL Business Assets will include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” as of the date of the Business Combination Agreement and operated by Hulu (such service, the “HL DMVPD Service”), all other assets (including intellectual property) exclusively related to the HL DMVPD Service and all intellectual property constituting the “Live TV” brand.
Upon the closing of the Business Combination (the “Closing”), our Board of Directors will initially be comprised of nine members, who will be designated as follows: (i) five designated by Hulu, (ii) two designated by the members of our Board as of immediately prior to the Closing and who (x) are reasonably acceptable to Hulu and (y) qualify as independent, (iii) one designated by Hulu and who qualifies as independent and (iv) our CEO. Following the Closing, the Company will be a “controlled company” for purposes of NYSE listing rules and will elect to be exempt from certain corporate governance requirements available to “controlled companies”. Completion of the Business Combination is subject to certain closing conditions specified in the Business Combination Agreement, including (i) the approval of the Business Combination Agreement, the Fubo Issuance and the Fubo Conversion, each as defined in the Business Combination Agreement, (including a plan of conversion and a certificate of incorporation of Fubo) by the Company’s shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the clearance or obtainment of applicable consents of any specified governmental entity required to be obtained with respect to the Business Combination under the Business Combination Agreement; (iii) no enactment, issuance, promulgation or grant of any law or order, as applicable, by any governmental entity that is in effect and that has the effect of making the Business Combination illegal or prohibiting or otherwise preventing the consummation of the Business Combination, (iv) completion of the Hulu Reorganization and the Fubo Reorganization, each as defined in the Business Combination Agreement, in each case, in accordance with the Business Combination Agreement and the documents contemplated therein, (v) the acceptance of the Delaware Certificate of Conversion and Certificate of Incorporation of Fubo by the Secretary of State of the State of Delaware and the acceptance of the Florida Articles of Conversion by the Florida Department of State, (vi) the accuracy of the other party’s representations and warranties as of the date of the Business Combination Agreement, subject to certain customary materiality standards set forth in the Business Combination Agreement and the delivery by each party to the other party of a certificate certifying the same, (vii) compliance by each party, in all material respects, with its applicable pre-Closing obligations under the Business Combination Agreement, and (viii) delivery by each party to the other party of certain other closing deliverables, including, but not limited to, the ancillary agreements to which it is a party.
Segments
In connection with the dissolution of Fubo Gaming and the termination of Fubo Sportsbook, assets and liabilities and the operations of our former wagering reportable segment have been reported in discontinued operations for all periods presented. With respect to our continuing operations, we operate as a single reportable segment.

Key Factors and Trends Impacting Performance
Our financial condition and results of operations have been, and may in the future be, affected by a number of factors and trends, such as those described in Part I, Item 1A, “Risk Factors” and the following:
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
Acceleration or Deceleration of Cord-Cutting
In recent years, we and other streaming services experienced rapid growth in adoption as consumers engage with streaming video and audio through a variety of devices, including connected TVs, mobile phones, and tablets. Although traditional Pay TV still accounts for a meaningful share of TV viewing hours for U.S. households, the proportion has declined in recent years as customers cut the cord. While we believe consumers are increasingly favoring the streaming services based on, among other factors, customer experience and pricing considerations, these positive trends for our business may not continue during future periods.
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
Other
Other revenue consists of distribution fees, commissions, and carriage fees earned on sales through a channel distribution platform.
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
Impairment of other assets
Impairment of other assets includes the impairment of assets based on the assessment of non-recoverability.
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
Results of Operations for the Years Ended December 31, 2024, and 2023 (in thousands):

	For the Years Ended December 31,
	2024		2023
Revenues
Subscription	$1,500,101		$1,249,579
Advertising	115,200		115,370
Other	7,495		3,276
Total revenues	1,622,796		1,368,225
Operating expenses
Subscriber related expenses	1,361,011		1,213,253
Broadcasting and transmission	57,874		68,824
Sales and marketing	202,489		207,045
Technology and development	80,009		67,675
General and administrative	75,073		64,282
Depreciation and amortization	38,548		36,496
Impairment of other assets	3,813		—
Total operating expenses	1,818,817		1,657,575
Operating loss	(196,021)		(289,350)

Other income (expense)
Interest expense	(20,852)		(13,712)
Interest income	7,157		10,971
Amortization of debt premium (discount), net	1,224		(2,574)
Gain on extinguishment of debt	29,513		1,607
Other income (expense)	1,860		(923)
Total other income (expense)	18,902		(4,631)
Loss from continuing operations before income taxes	(177,119)		(293,981)
Income tax (provision) benefit	(659)		879
Net loss from continuing operations	(177,778)		(293,102)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	1,687	—	5,185
Income tax (provision) benefit	—		—
Net income (loss) from discontinued operations	1,687		5,185

Net loss	(176,091)		(287,917)

Revenue, net
During the year ended December 31, 2024, we recognized revenues of $1,622.8 million compared to $1,368.2 million during the year ended December 31, 2023. The increase of $254.6 million was primarily due to an increase in subscription revenue of $250.5 million, comprising $171.8 million from increases in our subscriber base and $78.7 million from increases in subscription package prices and attachments sold, and an increase in other revenue of $4.2 million primarily due to new contracts entered into during the year ended December 31, 2024. Advertising revenue decreased by $0.2 million primarily due to a decrease in CPMs offset by an increase in the number of impressions sold.
Subscriber related expenses
During the year ended December 31, 2024, we recognized subscriber related expenses of $1,361.0 million compared to $1,213.3 million during the year ended December 31, 2023. The increase of $147.7 million was primarily due to an increase in affiliate distribution rights and other distribution costs primarily resulting from an increase in subscribers and contractual rates.
Broadcasting and transmission
During the year ended December 31, 2024, we recognized broadcasting and transmission expenses of $57.9 million compared to $68.8 million during the year ended December 31, 2023. The decrease of $10.9 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Sales and marketing
During the year ended December 31, 2024, we recognized sales and marketing expenses of $202.5 million compared to $207.0 million during the year ended December 31, 2023. The decrease of $4.5 million was primarily due to a $5.5 million decrease in stock-based compensation and a $1.5 million decrease in marketing expense offset by a $2.2 million increase in payroll expense.
Technology and development
During the year ended December 31, 2024, we recognized technology and development expenses of $80.0 million compared to $67.7 million during the year ended December 31, 2023. The increase of $12.3 million was primarily due to an increase in payroll and contractor expense of $11.3 million.
General and administrative
During the year ended December 31, 2024, general and administrative expenses totaled $75.1 million compared to $64.3 million for the year ended December 31, 2023. The increase of $10.8 million was primarily due to a $23.9 million increase in legal fees partially offset by a $12.1 million reduction in accrual for indirect taxes primarily due to expiration of statute of limitations.
Depreciation and amortization
During the year ended December 31, 2024, we recognized depreciation and amortization expenses of $38.5 million compared to $36.5 million during the year ended December 31, 2023. The increase of $2.1 million is primarily related to an increase in amortization from the capitalization of internal use assets.
Impairment of other assets
During the year ended December 31, 2024, we recognized impairment of other assets of $3.8 million due to non-recoverability.

Other income (expense)
During the year ended December 31, 2024, we recognized $18.9 million of other income (net) compared to $4.6 million of other expense (net) during the year ended December 31, 2023. The change of $23.5 million is primarily related to a $27.9 million increase in gain on extinguishment of debt partially offset by an increase in interest expense of $7.1 million.
Income tax (provision) benefit
During the year ended December 31, 2024, we recognized a provision for income tax of $0.7 million compared to an income tax benefit of $0.9 million during the year ended December 31, 2023. The change of $1.5 million was primarily driven by foreign taxes related to our Indian operations. The Company has not provided any income tax benefit relating to its current operating losses in the U.S., France, and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Net income (loss) from discontinued operations, net of tax
During the year ended December 31, 2024, we recognized net income from discontinued operations of $1.7 million compared to $5.2 million during the year ended December 31, 2023. The decrease of $3.5 million is primarily due to the change in impact from the re-evaluation of certain contract termination costs in each period. We discontinued the operations of our wagering business in October 2022.

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
As of December 31, 2024 and 2023, we had approximately 1.7 million and 1.6 million paid subscribers in the United States and Canada ("North America" or "NA"), respectively. We had approximately 0.4 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of December 31, 2024 and 2023, respectively.
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
Our NA ARPU was $85.97 and $82.25 for the years ended December 31, 2024 and 2023, respectively. Our ROW ARPU was $7.49 and $6.82 for the years ended December 31, 2024 and 2023, respectively.
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
Our Gross Profit was $203.9 million and $86.1 million for the years ended December 31, 2024 and 2023, respectively. Our Gross Margin was 12.6% and 6.3% for the same periods, respectively.

The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU:

	Years Ended December 31,
	2024	2023
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$1,500,101	$1,249,579
Advertising Revenue (GAAP)	115,200	115,370
(Subtract):
ROW Subscription Revenue	(33,859)	(31,674)
ROW Advertising Revenue	(1,177)	(1,123)
Total	1,580,265	1,332,152
Divide:
Average Subscribers (North America)	1,531,723	1,349,647
Months in Period	12	12
North America Monthly Average Revenue per User (NA ARPU)	$85.97	$82.25
Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU:

	Years Ended December 31,
	2024	2023
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$1,500,101	$1,249,579
Advertising Revenue (GAAP)	115,200	$115,370
(Subtract):
North America Subscription Revenue	(1,466,242)	(1,217,905)
North America Advertising Revenue	(114,023)	(114,247)
Total	35,036	32,797
Divide:
Average Subscribers (ROW)	389,964	401,009
Months in Period	12	12
ROW Monthly Average Revenue per User (ROW ARPU)	$7.49	$6.82

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 15 in the accompanying consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of December 31, 2024, including lease obligations and sponsorship agreements.
Our primary sources of cash are receipts from subscription and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees.
On February 2, 2021, we raised $389.4 million, net of offering expenses, through the sale of $402.5 million aggregate principal amount of 3.25% senior convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually each year. In October 2023, the Company repurchased $5.0 million principal amount of the 2026 Convertible Notes for $3.3 million. In January 2024, we exchanged (the "Exchange") $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Convertible Notes”). At our election for any interest period, the 2029 Convertible Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually each year. During the year ended December 31, 2024, we repurchased $46.9 million principal amount of the 2026 Convertible Notes for $27.1 million, including accrued interest. Upon completion of the Exchange and the repurchases, the aggregate principal amount of the 2026 Convertible Notes outstanding is $144.8 million, and the aggregate principal amount of the 2029 Convertible Notes outstanding is $177.5 million.
On January 6, 2025, concurrently with the execution of the Business Combination Agreement (see "Recent Developments—Business Combination" above), the Company settled its antitrust litigation against Disney, Fox, and WBD and their affiliates (collectively, the “Defendants”). In conjunction therewith, the Defendants made an aggregate cash payment to the Company of $220.0 million. See "Item 3. Legal Proceedings."
In addition, in connection with entering into the Business Combination Agreement, the Company and an affiliate of Disney entered into a commitment letter (the “Commitment Letter”) pursuant to which such affiliate committed to provide the Company, on January 5, 2026 and on the terms and subject to the conditions set forth therein, up to $145.0 million of indebtedness in the form of a senior unsecured term loan (the “Facility”), subject to customary conditions. The proceeds of the Facility will be used for general corporate purposes of the Company. The funding of the Facility under the Commitment Letter is not contingent on the occurrence of the Business Combination contemplated by the Business Combination Agreement.
We currently have an effective shelf registration statement on Form S-3 (No. 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. In addition, we have an effective shelf registration statement on Form S-3 (No. 333-277677) filed with the SEC on March 5, 2024 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3. On August 6, 2024, we filed a prospectus supplement to the base prospectus accompanying the 2024 Form S-3 in order to migrate the ATM Program from a prior effective registration to the 2024 Form S-3. Upon the filing of such prospectus supplement, all offers or sales under the ATM Program shall be made under the 2024 Form S-3. During the year ended December 31, 2024, we sold 33,218,851 shares of our common stock under the ATM Program, resulting in net proceeds of approximately $43.3 million, after deducting agent commissions and issuance costs. As of December 31, 2024, there was $112.0 million of common stock remaining available for sale under the 2022 Sales Agreement.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $167.6 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part I, Item 1A, Risk Factors in this Annual Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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
We believe our existing cash and cash equivalents will provide us with the necessary liquidity to continue as a going concern for at least the next twelve months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors. In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline, revenue levels and our liquidity due to macroeconomic factors, including inflationary cost pressures and potential recession indicators. However, we are continuing to assess the impact that macroeconomic factors may have on our operations, financial condition and liquidity, which depends on factors beyond our knowledge and control. See Note 10 in the accompanying consolidated financial statements for further discussion regarding our outstanding indebtedness.
Cash Flows (in thousands)

	Year Ended December 31,
	2024	2023
Continuing operations:
Net cash used in operating activities	(75,627)	(173,045)
Net cash used in investing activities	(15,835)	(25,417)
Net cash provided by financing activities	11,465	111,233
Discontinued operations
Net cash used in operating activities	(3,851)	(4,577)
Net cash used in investing activities	—	—

Net decrease in cash, cash equivalents and restricted cash	(83,848)	(91,806)

Continuing Operations
Operating Activities
Net cash used in operating activities was $75.6 million during the year ended December 31, 2024 compared to $173.0 million during the year ended December 31, 2023. The decrease was primarily driven by a decrease in net loss and an increase in cash receipts from accounts receivables partially offset by an increase in payments for programming license fees.
Investing Activities
Net cash used in investing activities was $15.8 million during the year ended December 31, 2024 compared to $25.4 million during the year ended December 31, 2023. The decrease was primarily driven by lower capitalization of internal use software.
Financing Activities
Net cash provided by financing activities was $11.5 million during the year ended December 31, 2024 compared to net cash provided by financing activities of $111.2 million during the year ended December 31, 2023. The decrease was primarily driven by the lower amount of proceeds from the ATM Program, repurchases of outstanding convertible notes during the year ended December 31, 2024 and payments for financing costs associated with the issuance of the 2029 Convertible Notes during the year ended December 31, 2024.
Discontinued operations
Operating and Investing Activities
Net cash used in operating activities was $3.9 million during the year ended December 31, 2024 compared to $4.6 million during the year ended December 31, 2023. The decrease was primarily driven by decrease in activity in the current year since the wind down of Fubo Sportsbook which was terminated in October 2022.
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
In the first quarter of 2024, we identified a triggering event that required us to perform a quantitative assessment of impairment of goodwill as of March 31, 2024. The results of the impairment test showed that the fair value was substantially in excess of its carrying value. Therefore, it was determined that goodwill was not impaired.
We performed a qualitative assessment for our annual goodwill impairment test in the fourth quarter of 2024 and concluded that it was not more-likely-than-not that the fair value was less than the carrying value.
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
There were no stock options granted during the year ended December 31, 2024.
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
Interest Rate Risk
As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $167.6 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of December 31, 2024, we had $330.3 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.1 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2024, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.1% and 2.2% of the consolidated amount for the three months and year ended December 31, 2024, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are the euro and the Canadian dollar. As of December 31, 2024, a hypothetical 10% weakening of the euro and Canadian dollar relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
B.Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
C.Report of Management on Internal Controls over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2024, management completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024. KPMG, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included below.
D.Audit Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
fuboTV Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited fuboTV Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

New York, New York
March 3, 2025
E.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
The remaining information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

(a)(3)Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	1/10/2025
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	8/5/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	8/5/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	3/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	1/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	6/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	6/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	7/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	3/6/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/5/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	8/6/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	9/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	3/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	3/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	7/6/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	7/6/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	7/6/2020

3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	7/6/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	7/6/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	7/6/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	8/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	8/5/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	8/7/2023
3.1(x)	Articles of Amendment to Articles of Incorporation dated June 18, 2024	10-Q	001-39590	3.1(x)	8/6/2024
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	3/2/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	3/25/2021
4.2	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	2/2/2021
4.3	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39590	4.2	2/2/2021
4.4	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	1/2/2024
4.5	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.5)	8-K	001-39590	4.2	1/2/2024
4.6	Registration Rights Agreement, dated as of January 2, 2024, between fuboTV Inc. and certain affiliates and related funds of Mudrick Capital Management, L.P.	8-K	001-39590	99.2	1/2/2024
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1†	fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.2	7/6/2020
10.2†	Form of Stock Option Agreement under the fuboTV Inc. 2015 Equity Incentive Plan	10-Q	000-55353	10.3	7/6/2020
10.3†	fuboTV Inc. 2020 Equity Incentive Plan, as amended and restated	8-K	001-39590	10.1	6/21/2024

10.4†	Form of Stock Option Agreement under the fuboTV Inc. 2020 Equity Incentive Plan, as amended	10-K	001-39590	10.4	3/1/2022
10.5†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (standard)	10-K	001-39590	10.5	3/1/2022
10.6†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended (key employees)	10-K	001-39590	10.6	3/1/2022
10.7†	Form of Performance Restricted Stock Unit Award Agreement to the fuboTV Inc. 2020 Equity Incentive Plan, as amended	8-K	001-39590	10.2	5/8/2023
10.8†	fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	8/8/2022
10.9†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	8/8/2022
10.10†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	8/8/2022
10.11†	Form of Stock Option Award Agreement to the fuboTV Inc. 2022 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	8/8/2022
10.12†	fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	8/7/2023
10.13†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	8/7/2023
10.14†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	8/7/2023
10.15†	Form of Stock Option Award Agreement to the fuboTV Inc. 2023 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	8/7/2023
10.16†	fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	8/6/2024
10.17†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	8/6/2024
10.18†	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	8/6/2024
10.19†	Form of Stock Option Award Agreement to the fuboTV Inc. 2024 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	8/6/2024

10.20†	Form of Indemnification Agreement by and between fuboTV Inc. and its directors and officers	8-K	000-55353	10.2	4/7/2020
10.21†	Employment Agreement, by and between David Gandler and the Company, dated May 4, 2023.	8-K	001-39590	10.1	5/8/2023
10.22	Lease dated February 23, 2021 by and among fuboTV Inc. and HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC	8-K	001-39590	10.1	3/3/2021
10.23	fuboTV Inc. Outside Director Compensation Policy	10-Q	001-39590	10.6	11/3/2023
10.24	Consulting Agreement by and between the Company and Ignacio Figueras dated as of November 25, 2020	10-K	001-39590	10.23	3/25/2021
10.25†	Offer Letter, dated as of January 3, 2022, by and between fuboTV Inc. and John Janedis	10-K	001-39590	10.15	3/1/2022
10.26†	Executive Severance Plan					*
10.27	Sales Agreement, dated August 4, 2022, by and between fuboTV Inc., Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC.	8-K	001-39590	10.10	8/5/2022
10.28	Exchange Agreement, dated as of December 29, 2023, between fuboTV Inc. and certain affiliates and related funds of Mudrick Capital Management, L.P.	8-K	001-39590	10.1	1/2/2024
19.1	Insider Trading Policy					*
21.1	List of Significant Subsidiaries of fuboTV Inc.	10-K	001-39590	21.1	2/27/2023
23.1	Consent of KPMG LLP, independent auditor					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	FuboTV Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39590	97.1	3/4/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#
Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUBOTV INC.

Dated: March 3, 2025	By:	/s/ David Gandler
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

Signature	Title	Date

/s/ David Gandler	Chief Executive Officer and Director	March 3, 2025
David Gandler	(principal executive officer)

/s/ John Janedis	Chief Financial Officer	March 3, 2025
John Janedis	(principal financial officer and principal accounting officer)

/s/ Edgar Bronfman, Jr.	Executive Chairman and Director	March 3, 2025
Edgar Bronfman, Jr.

/s/ Ignacio Figueras	Director	March 3, 2025
Ignacio Figueras

/s/ Neil Glat	Director	March 3, 2025
Neil Glat

/s/ Julie Haddon	Director	March 3, 2025
Julie Haddon

/s/ Daniel Leff	Director	March 3, 2025
Daniel Leff

/s/ Laura Onopchenko	Director	March 3, 2025
Laura Onopchenko

fuboTV Inc.

Report of Independent Registered Public Accounting Firm (to be provided by KPMG)

To the Shareholders and Board of Directors
fuboTV Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of fuboTV Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over subscriber related expenses
As discussed in Note 3 to the consolidated financial statements, the Company recorded $1,361 million of subscriber related expenses during the year ended December 31, 2024, which primarily related to costs for affiliate distribution rights related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers.

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

New York, New York
March 3, 2025

fuboTV Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share information)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$161,435	$245,278
Accounts receivable, net	71,078	80,299
Prepaid sports rights	24,821	39,911
Prepaid and other current assets	16,699	20,804
Assets of discontinued operations	—	462
Total current assets	274,033	386,754

Property and equipment, net	6,080	4,835
Restricted cash	6,137	6,142
Intangible assets, net	133,703	158,448
Goodwill	615,399	622,818
Right-of-use assets	31,837	35,825
Other non-current assets	10,239	17,818
Total assets	$1,077,428	$1,232,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,844	$74,311
Accrued expenses and other current liabilities	335,967	320,041
Notes payable	7,024	6,323
Deferred revenue	98,421	90,203
Long-term borrowings - current portion	1,042	1,612
Current portion of lease liabilities	5,024	5,247
Liabilities of discontinued operations	—	19,608
Total current liabilities	515,322	517,345

Convertible notes, net	332,383	391,748
Lease liabilities	32,951	38,087
Other long-term liabilities	15,990	1,635
Total liabilities	896,646	948,815

COMMITMENTS AND CONTINGENCIES (Note 15)

Shareholders’ equity:
Common stock par value $0.0001: 1,000,000,000 shares authorized; 339,144,854 and 299,215,160 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	34	30
Additional paid-in capital	2,219,002	2,136,870
Accumulated deficit	(2,017,796)	(1,845,542)
Non-controlling interest	(15,588)	(11,751)
Accumulated other comprehensive (loss) income	(4,870)	4,218
Total shareholders’ equity	180,782	283,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,077,428	$1,232,640
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Subscription	$1,500,101	$1,249,579	$905,886
Advertising	115,200	115,370	101,739
Other	7,495	3,276	1,071
Total revenues	1,622,796	1,368,225	1,008,696
Operating expenses
Subscriber related expenses	1,361,011	1,213,253	976,415
Broadcasting and transmission	57,874	68,824	73,377
Sales and marketing	202,489	207,045	183,615
Technology and development	80,009	67,675	69,264
General and administrative	75,073	64,282	81,151
Depreciation and amortization	38,548	36,496	36,731
Impairment of other assets	3,813	—	—
Total operating expenses	1,818,817	1,657,575	1,420,553
Operating loss	(196,021)	(289,350)	(411,857)

Other income (expense)
Interest expense	(20,852)	(13,712)	(14,194)
Interest income	7,157	10,971	2,498
Amortization of debt premium (discount), net	1,224	(2,574)	(2,476)
Gain on extinguishment of debt	29,513	1,607	—
Change in fair value of warrant liabilities	—	—	(1,701)
Other income (expense)	1,860	(923)	1,019
Total other income (expense)	18,902	(4,631)	(14,854)

Loss from continuing operations before income taxes	(177,119)	(293,981)	(426,711)
Income tax (provision) benefit	(659)	879	1,666
Net loss from continuing operations	(177,778)	(293,102)	(425,045)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	1,687	5,185	(136,874)
Income tax (provision) benefit	—	—	—
Net income (loss) from discontinued operations	1,687	5,185	(136,874)

Net loss	(176,091)	(287,917)	(561,919)

Less: Net loss attributable to non-controlling interest	3,837	463	442
Net loss attributable to common shareholders	$(172,254)	$(287,454)	$(561,477)

fuboTV Inc.
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2024	2023	2022

Other comprehensive income (loss)
Foreign currency translation adjustment	(9,088)	4,822	(767)
Comprehensive loss attributable to common shareholders	$(181,342)	$(282,632)	$(562,244)

Net loss per share attributable to common shareholders
Basic and diluted loss per share from continuing operations	$(0.54)	$(1.06)	$(2.33)
Basic and diluted income (loss) per share from discontinued operations	$—	$0.02	$(0.75)
Basic and diluted loss per share	$(0.54)	$(1.04)	$(3.08)
Weighted average shares outstanding:
Basic and diluted	319,653,763	276,282,572	182,472,069
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2024, 2023 and 2022
(in thousands except for share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest -	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	153,950,895	$16	$1,691,206	$(1,009,293)	$172	$(11,220)	$670,881
Issuance of common stock/At-the-market offering, net of offering costs	50,620,577	5	292,150	—	—	—	292,155
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(87,946)	12,682	—	—	(75,264)
Exercise of common stock warrants	540,541	—	10,249	—	—	—	10,249
Exercise of stock options	616,304	—	829	—	—	—	829
Delivery of common stock underlying restricted stock units	1,956,231	—	—	—	—	—	—
Issuance of restricted stock	2,000,000	—	—	—	—	—	—
Stock-based compensation	—	—	65,518	—	—	—	65,518
Molotov non-controlling interest	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(767)	—	(767)
Net loss attributable to non-controlling interest	—	—	—	—	—	(442)	(442)
Net loss attributable to common shareholders	—	—	—	(561,477)	—	—	(561,477)
Balance at December 31, 2022	209,684,548	$21	$1,972,006	$(1,558,088)	$(595)	$(11,662)	$401,682
Issuance of common stock/At-the-market offering, net of offering costs	81,694,729	8	116,881	—	—	—	116,889
Exercise of stock options	339,842	—	373	—	—	—	373
Delivery of common stock underlying restricted stock units	3,729,918	—	—	—	—	—	—
Cancellation of escrow shares in connection with Edisn acquisition	(12,595)	—	(344)	—	—	—	(344)
Issuance of restricted stock	3,778,718	1	4,198	—	—	—	4,199
Stock-based compensation	—	—	44,620	—	—	—	44,620
Molotov non-controlling interest	—	—	(864)	—	(9)	374	(499)
Foreign currency translation adjustment	—	—	—	—	4,822	—	4,822
Net loss attributable to non-controlling interest	—	—	—	—	—	(463)	(463)
Net loss attributable to common shareholders	—	—	—	(287,454)	—	—	(287,454)
Balance at December 31, 2023	299,215,160	$30	$2,136,870	$(1,845,542)	$4,218	$(11,751)	$283,825
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Shareholders’ Equity (Continued)
For the years ended December 31, 2024, 2023 and 2022
(in thousands except for share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest -	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	299,215,160	$30	$2,136,870	$(1,845,542)	$4,218	$(11,751)	$283,825
Issuance of common stock/At-the-market offering, net of offering costs	33,218,851	3	43,307	—	—	—	43,310
Exercise of stock options	4,042	—	3	—	—	—	3
Delivery of common stock underlying restricted stock units	6,706,801	1	(1)	—	—	—	—
Shares settled for taxes	—	—	(540)	—	—	—	(540)
Stock-based compensation	—	—	39,363	—	—	—	39,363
Foreign currency translation adjustment	—	—	—	—	(9,088)	—	(9,088)
Net loss attributable to non-controlling interest	—	—	—	—	—	(3,837)	(3,837)
Net loss attributable to common shareholders	—	—	—	(172,254)	—	—	(172,254)
Balance at December 31, 2024	339,144,854	$34	$2,219,002	$(2,017,796)	$(4,870)	$(15,588)	$180,782
The accompanying notes are an integral part of these consolidated financial statements.

fuboTV Inc.
Consolidated Statements of Cash Flows
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(176,091)	$(287,917)	$(561,919)
Less: Net income (loss) from discontinued operations, net of tax	1,687	5,185	(136,874)
Net loss from continuing operations	(177,778)	(293,102)	(425,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,548	36,496	36,731
Stock-based compensation	42,510	51,215	52,454
Impairment of other assets	3,813	—	—
Gain on extinguishment of debt	(29,513)	(1,607)	—
Amortization of debt (premium) discount, net	(1,224)	2,574	2,476
Deferred income tax provision (benefit)	218	(995)	(1,666)
Change in fair value of warrant liabilities	—	—	1,701
Amortization of right-of-use assets	3,988	3,126	3,078
Other adjustments	700	695	1,155
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	9,034	(36,200)	(9,778)
Prepaid expenses and other assets	7,649	(14,498)	(950)
Prepaid sports rights	15,389	(1,525)	(34,384)
Accounts payable	(5,748)	6,635	12,014
Accrued expenses and other liabilities	13,639	52,180	50,116
Deferred revenue	8,348	24,774	21,102
Lease liabilities	(5,200)	(2,813)	1,210
Net cash used in operating activities - continuing operations	(75,627)	(173,045)	(289,786)
Net cash used in operating activities - discontinued operations	(3,851)	(4,577)	(26,915)
Net cash used in operating activities	(79,478)	(177,622)	(316,701)

Cash flows from investing activities
Purchases of short-term investments	—	—	(100,000)
Proceeds from maturity of short-term investments	—	—	100,000
Purchases of property and equipment	(2,727)	(1,071)	(1,130)
Proceeds from sale of property and equipment	—	28	—
Capitalization of internal use software	(11,468)	(17,282)	(4,857)
Purchase of intangible assets	(1,640)	(3,592)	—
Purchase of strategic investment	—	(3,500)	—
Net cash used in investing activities - continuing operations	(15,835)	(25,417)	(5,987)
Net cash used in investing activities - discontinued operations	—	—	(6,436)
Net cash used in investing activities	(15,835)	(25,417)	(12,423)

fuboTV Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands, except for share and per share information)

	For the Years Ended December 31,
	2024	2023	2022

Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	43,296	116,886	292,123
Redemption of non-controlling interest	—	(2,147)	—
Repurchase of convertible notes	(26,557)	(3,313)	—
Vested restricted stock units settled for cash	(181)	(125)	—
Payments for financing costs	(4,682)	—	—
Proceeds from exercise of stock options	3	373	829
Proceeds from the exercise of warrants	—	—	5,000
Repayments of notes payable and long-term borrowings	(414)	(441)	(1,682)
Net cash provided by financing activities - continuing operations	11,465	111,233	296,270
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	11,465	111,233	296,270

Net decrease in cash, cash equivalents and restricted cash	(83,848)	(91,806)	(32,854)
Cash, cash equivalents and restricted cash at beginning of period	251,420	343,226	376,080
Cash, cash equivalents and restricted cash at end of period	$167,572	$251,420	$343,226

Supplemental disclosure of cash flows information:
Interest paid	$14,940	$13,169	$13,786
Income tax paid	251	258	—

Non cash financing and investing activities:
Reclassification of the equity components of the 2026 Convertible Notes to liability upon adoption of ASU 2020-06	$—	$—	$75,264
Strategic investment - marketing commitment	$—	$4,000	$—
Cashless exercise of warrants	$—	$—	$5,249
Unpaid intangible assets included in accounts payable	$50	$540	$—
Unpaid financing costs included in accounts payable	$—	$15	$18
Unpaid property and equipment included in accounts payable	$—	$12	$—

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
The Company had cash and cash equivalents and restricted cash of $167.6 million, working capital deficit of $241.3 million and an accumulated deficit of $2,017.8 million as of December 31, 2024. The Company incurred a net loss from continuing operations of $177.8 million for the year ended December 31, 2024. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to incur substantial losses.As discussed further in Note 13, during the year ended December 31, 2024, the Company received net proceeds of approximately $43.3 million (after deducting $1.0 million in commissions and expenses) from sales of 33,218,851 shares of its common stock, at a weighted average gross sales price of $1.33 per share, pursuant to at-the-market sales agreement with its sales agents.
As discussed further in Note 10, during the year ended December 31, 2024, the Company completed the repurchase of $46.9 million principal amount of the 2026 Convertible Notes for $27.1 million, including accrued interest.
As discussed in Note 16, the Company settled its antitrust litigation against Disney, Fox, and WBD and their affiliates (collectively, the “Defendants”). In conjunction therewith, the Defendants made an aggregate cash payment to the Company of $220.0 million in January 2025.

The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in rapidly changing market with many competitors.
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
At December 31, 2024 and 2023, total assets of the consolidated VIE were $5.1 million and $13.5 million, respectively, and total liabilities of the consolidated VIE were $43.4 thousand and $3.0 million, respectively and are reflected in the Company's consolidated balance sheets.
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of December 31, 2024, the streaming business.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$161,435	$245,278
Restricted cash	6,137	6,142
Total cash and cash equivalents and restricted cash	$167,572	$251,420
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

Accounts Receivable, net
The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts. The Company’s accounts receivable balance primarily consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for credit losses was not necessary as of December 31, 2024 and 2023.
No individual customer accounted for more than 10% of revenue for the year ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023, one customer accounted for more than 10% of accounts receivable.
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
Impairment Testing of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value and is recorded in the period in which the determination is made. Fair value is based on those assets' market value when available or discounted expected cash flows .
In August 2022, the Company initiated a strategic review of Fubo Sportsbook, and in October 2022 ceased operations of Fubo Sportsbook in connection with the dissolution of Fubo Gaming. For the year ended December 31, 2022, the Company recognized an aggregate non-cash impairment charge of $76.7 million which represented substantially all of the long-lived assets of Fubo Sportsbook which is recorded in loss from discontinued operations in the consolidated statement of operations and comprehensive loss.

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
Non-Controlling Interest
Non-controlling interest as of December 31, 2024 and 2023 represents Pulse Evolution Corp. shareholders who retained an aggregate 23.4% interest in that entity following the Company's acquisition of Evolution AI Corporation in October 2020, and Maximum Effort Productions, LLC and MEP FTV Holdings, LLC 50.0% interest in the MEC Entities. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses even if loss allocations result in a deficit non-controlling interest balance.

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
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company also elected not to include short term leases having initial terms of 12 months or less in its right-of-use asset and lease liabilities and recognizes rent expense for these short-term leases on a straight-line basis over the lease term.
Revenue From Contracts With Customers
The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
In 2024, the Company generated revenue from the following sources:
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

3.Other revenue – Other revenue consists of distribution fees, commissions, and carriage fees earned on sales through a channel distribution platform. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the customers.
Subscriber Related Expenses
Subscriber related expenses consist primarily of affiliate distribution rights and other distribution costs related to content streaming. The cost of affiliate distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers. Subscriber related expenses also include credit card and payment processing fees for subscription revenue, customer service, certain employee compensation and benefits, cloud computing, streaming, and facility costs. The Company receives advertising spots from television networks for sale to advertisers as part of the affiliate distribution agreements. Subscriber related expenses totaled $1,361.0 million, $1,213.3 million and $976.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Broadcasting and Transmission
Broadcasting and transmission expenses are charged to operations as incurred and consist primarily of the cost to acquire a signal, transcode, store, and retransmit it to the subscriber.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. All sales and marketing costs are expensed as they are incurred. Advertising expense totaled $149.7 million, $151.0 million and $133.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a four-year period.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Basic loss per share:
Loss from continuing operations	$(177,778)	$(293,102)	$(425,045)
Less: net loss attributable to non-controlling interest	3,837	463	442
Loss from continuing operations available to common shareholders	(173,941)	(292,639)	(424,603)
Net income (loss) from discontinued operations, net of tax	1,687	5,185	(136,874)
Net loss attributable to common shareholders	$(172,254)	$(287,454)	$(561,477)

Shares used in computation:
Weighted-average common shares outstanding	319,653,763	276,282,572	182,472,069
Basic and diluted loss per share from continuing operations	$(0.54)	$(1.06)	$(2.33)
Basic and diluted income (loss) per share from discontinued operations	$—	$0.02	$(0.75)
Basic and diluted loss per share	$(0.54)	$(1.04)	$(3.08)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023	2022
Warrants to purchase common stock	166,670	166,670	166,670
Stock options	18,749,529	19,028,904	15,517,069
Unvested restricted stock units	29,741,185	22,349,609	14,575,629
Convertible notes variable settlement feature	48,771,938	6,879,543	6,966,078
Total	97,429,322	48,424,726	37,225,446
Recent Accounting Pronouncements
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies to provide enhanced disclosures about significant segment expenses within its reportable segment disclosures on an annual and interim basis. The guidance was applied retrospectively to all prior periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company incorporated the required disclosure updates in these financial statements.

Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740): Improvements to Income Tax Disclosures, requires incremental disclosures within the income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The guidance is effective for annual periods beginning after December 15, 2024. Retrospective application is also permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense sand in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the effects of the new guidance.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for fiscal years beginning after December 15, 2025 and is permitted on either a prospective or retrospective basis. The Company is currently in the process of evaluating the effects of the new guidance.

Note 4 - Discontinued Operations
Dissolution of Fubo Gaming
On October 17, 2022, the Company dissolved its wholly owned subsidiary Fubo Gaming Inc. ("Fubo Gaming"). In connection with the dissolution of Fubo Gaming, the Company concurrently ceased operation of Fubo Sportsbook.
Net income (loss) from Fubo Gaming's discontinued operations consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues
Wagering	$—	$—	$(759)
Total revenues	—	—	(759)
Operating expenses
Sales and marketing	—	(59)	9,976
Technology and development	—	17	9,220
General and administrative	275	1,370	28,481
Depreciation and amortization	—	158	433
Gain on extinguishment and remeasurement of certain liabilities	(1,962)	(6,671)	—
Impairment of goodwill, intangible assets, and other long-lived assets, net	—	—	87,365
Total operating expenses	(1,687)	(5,185)	135,475
Operating income (loss)	1,687	5,185	(136,234)

Other income (expense)
Interest expense	—	—	(598)
Other income (expense)	—	—	(42)
Total other expense	—	—	(640)
Net income (loss) from discontinued operations before income taxes	1,687	5,185	(136,874)
Income tax benefit	—	—	—
Net income (loss) from discontinued operations	$1,687	$5,185	$(136,874)
During the year ended December 31, 2024 and 2023 the Company recorded $2.0 million and $6.7 million gain on extinguishment and remeasurement of certain liabilities.
During the year ended December 31, 2022 the Company incurred non-cash impairment charges totaling $87.4 million primarily consisting of prepaid market access agreements, intangible assets and goodwill.
Included in the table above, during the year ended December 31, 2022, the Company recorded $15.9 million of stock-based compensation expense. There was no stock-based compensation expense recorded during the years ended December 31, 2024 and 2023 pertaining to Fubo Gaming.
During the year ended December 31, 2022, the Company incurred certain immaterial charges in connection with the dissolution, primarily related to severance and other employee-related costs.

The carrying amounts of the major classes of assets and liabilities classified as discontinued operations are as follows (in thousands):

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$—	$462
Prepaid and other current assets	—	—
Total assets - discontinued operations	$—	$462

LIABILITIES
Current liabilities
Accounts payable	$—	$2,195
Accrued expenses and other current liabilities	—	17,413
Total liabilities - discontinued operations	$—	$19,608
During the year ended December 31, 2024, $14.0 million of Fubo Gaming liabilities that are guaranteed by the Company were transferred to the streaming business.
As of December 31, 2023, the Company's accrued expenses and other current liabilities of its discontinued operations included $17.4 million, primarily related to contract termination costs.

Note 5 - Revenue from Contracts with Customers
The following tables summarize subscription revenue and advertising revenue by region (in thousands):
Subscription

	Years Ended December 31,
	2024	2023	2022
United States and Canada (North America)	$1,466,242	$1,217,905	$882,679
Rest of world	33,859	31,674	23,207
Total subscription revenues	$1,500,101	$1,249,579	$905,886
Advertising

	Years Ended December 31,
	2024	2023	2022
United States and Canada (North America)	$114,023	$114,247	$100,605
Rest of world	1,177	1,123	1,134
Total advertising revenues	$115,200	$115,370	$101,739
Contract balances
For the years ended December 31, 2024, 2023, and 2022, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying consolidated balance sheet as of December 31, 2024 and 2023.
The contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of December 31, 2024 and 2023, the Company’s contract liabilities totaled $98.4 million and $90.2 million, respectively, and are recorded as deferred revenue on the accompanying consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 - Property and equipment, net
Property and equipment, net, is comprised of the following (in thousands):

		December 31,
	Useful Lives (Years)	2024	2023
Furniture and fixtures	5	$693	$532
Computer equipment	3 - 5	6,431	3,949
Leasehold improvements	Term of lease	5,304	5,302
		12,428	9,783
Less: Accumulated depreciation		(6,348)	(4,948)
Total property and equipment, net		$6,080	$4,835
Depreciation expense totaled $1.4 million, $1.5 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Note 7 - Intangible Assets and Goodwill
Intangible Assets
The table below summarizes the Company’s intangible assets (in thousands):

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2-9	4.2	38,822	(20,784)	18,038
Capitalized internal use software	3	1.8	37,238	(16,087)	21,151
Software and technology	3-9	4.1	196,821	(102,307)	94,514
Total			$272,881	$(139,178)	$133,703

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2023
			Intangible Assets	Accumulated Amortization	Net Balance
Customer relationships	2	0.0	$32,729	$(32,729)	$—
Trade names	2-9	5.2	38,859	(16,578)	22,281
Capitalized internal use software	3	2.3	25,770	(5,893)	19,877
Software and technology	3-9	5.1	196,136	(79,846)	116,290
Total			$293,494	$(135,046)	$158,448
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense of $37.1 million, $35.0 million, and $35.5 million for the years ended December 31, 2024, 2023 and 2022 including amortization related to impaired intangible assets. Intangible assets includes an impairment charge of $100.3 million related to the historical Facebank reporting unit.

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
2025	37,715
2026	35,330
2027	29,033
2028	25,305
2029	6,320
Total	$133,703
Goodwill
The following table is a summary of the changes to goodwill (in thousands):

	December 31,
	2024	2023
Beginning balance	$622,818	$618,506
Foreign currency translation adjustment	(7,419)	4,312
Ending balance	$615,399	$622,818
In the first quarter of 2024, we identified a triggering event that required us to perform a quantitative assessment of impairment of goodwill as of March 31, 2024. The Company estimated the fair value of its single reporting unit by weighting results from a market approach and an income approach. Significant assumptions inherent in the valuation methodologies included, but were not limited to, prospective financial information (including revenue growth and subscriber related expenses), a long-term growth rate, discount rate, and comparable multiples from publicly-traded companies in the same industry. The results of the impairment test showed that the fair value was in excess of its carrying value.
We performed a qualitative assessment for our annual impairment test in the fourth quarter of 2024 and concluded that it was not more-likely-than-not that the fair value was less than the carrying value.
Goodwill includes a cumulative impairment charge of $148.1 million as of December 31, 2024 and 2023 related to the historical Facebank reporting unit.

Note 8 – Accounts Payable, Accrued Expenses and Other Long-Term Liabilities
Accounts payable, accrued expenses and other long-term liabilities are presented below (in thousands):

	December 31,
	2024	2023
Affiliate fees	$283,953	$266,089
Broadcasting and transmission	10,921	13,097
Selling and marketing	22,580	33,925
Accrued compensation	11,726	13,218
Legal and professional fees	14,500	3,672
Sales tax	34,067	42,590
Guaranteed liabilities of Fubo Gaming	12,488	—
Accrued interest	6,772	4,671
Subscriber related	1,568	1,624
Shares settled liability	8,424	5,131
Other	12,802	11,970
Total	$419,801	$395,987
Note 9 - Income Taxes
The loss before income taxes on continuing operations includes the following components (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
United States	$178,697	$283,988	$399,941
International	(1,578)	9,993	26,770
Loss before income taxes	$177,119	$293,981	$426,711
The (provision) benefit of income taxes on continuing operations consist of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
U.S. Federal
Current	$—	$—	$—
Deferred	—	620	1,351
State and local
Current	(314)	(116)	—
Deferred	—	145	315
Foreign
Current	(127)	—	—
Deferred	(218)	230	—
Income tax (provision) benefit	$(659)	$879	$1,666

A reconciliation of the statutory federal rate on continuing operations to the Company’s effective tax rate on continuing operations is as follows:

	December 31,
	2024	2023	2022
Federal rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	3.48	2.57	0.07
Other nontaxable of nondeductible items	(3.46)	(0.05)	—
Stock-based compensation	0.44	(1.33)	(0.67)
Effect of cross-border tax laws	(0.54)	—	—
Change in fair value of derivative, warrant liability, and gain on extinguishment of convertible notes	—	—	(0.08)
Amortization of debt discount	—	—	(0.67)
Foreign rate differential	(0.04)	0.14	0.34
Effect of changes in tax laws or rates enacted in the current period	(0.32)	(0.83)	—
Change in valuation allowance	(20.13)	(21.73)	(18.94)
Other	(0.82)	0.53	(0.66)
Income tax (provision) benefit	(0.39)%	0.30%	0.39%
The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$384,838	$366,837
Accruals and deferrals	13,461	15,115
Stock-based compensation	16,984	16,235
Interest expense limitation	18,352	14,860
Leasing assets	9,023	9,375
Deferred financing fees	7,582	—
Other	39	30
Total deferred tax assets	450,279	422,452
Less: Valuation allowance	(420,749)	(385,461)
Net deferred tax assets	$29,530	$36,991

Deferred tax liabilities:
Intangible assets	$21,875	$29,073
Property and equipment	7,643	7,688
Deferred state income tax	—	—
Total deferred tax liabilities	$29,518	$36,761

Net deferred tax assets	$12	$230

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more-likely-than- not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the weight of available evidence, the Company determined that its U.S., French and Spanish deferred tax assets were not realizable on a more-likely-than-not basis and that a full valuation allowance is required. During the year ended December 31, 2024, the Company's valuation allowance increased by $35.3 million.
As of December 31, 2024, the Company had federal net operating loss carryforwards of $1,458.4 million. These U.S. federal net operating loss carryforward may be subject to a substantial annual limitation under Section 382 due to ownership changes that may have occurred or that could occur in the future. Approximately $88.0 million of the U.S. federal net operating loss carryforwards begin to expire in 2032 to 2036, if not utilized. The remaining $1,370.4 million can be carried forward indefinitely but are only available to offset 80% of future taxable income.
As of December 31, 2024, the Company had state net operating loss carryforwards of $1,091.2 million. The state net operating loss carryforward of $887.3 million will begin to expire in 2033 through 2044, in varying amounts if not utilized. Approximately $203.9 million can be carried forward indefinitely but are only available to offset 80% of future taxable income.
As of December 31, 2024, the Company had foreign net operating loss carryforwards of $164.1 million. With the exception of the loss carryforwards attributable to the Company’s Indian subsidiary which may be carried for eight years, the foreign net operating loss carryforwards will carryforward indefinitely but are subject to a limitation on the amount that can be used to offset taxable income in a given year.
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
The Company periodically conducts an analysis of our stock ownership under Internal Revenue Code Section 382 and 383. The net operating loss carryforwards are subject to annual limitations as a result of the ownership changes in 2015, 2016, 2019 and 2020. Approximately $1.1 million of the net operating loss carryforwards are expected to expire before the utilization.
The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on an income tax return. No liability related to uncertain tax positions was required to be recorded in the financial statements as of December 31, 2024 and 2023.
The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in income tax expense in the Company’s consolidated statements of operations and comprehensive loss. The Company had not incurred any material tax interest or penalties as of December 31, 2024 and 2023. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Company is subject to taxation in the United States and various state jurisdictions, France, Spain and India. The Company had been delinquent in filings since December 31, 2014. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2013 through 2024 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2021 to 2024 tax years will remain open for examination by the Spain tax authority for four years starting from the day following the date of termination of the voluntary tax filing period. The Company’s 2020 - 2024 tax years remain open for examination in France. The Company's 2023-2024 tax years are open for examination by the Indian tax authority.
Note 10 - Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowings, and convertible notes consist of the following (in thousands):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt (Discount) Premium	December 31, 2024
2026 Convertible Notes	3.25%	$144,765	$—	$(1,132)	$143,633
2029 Convertible Notes	7.5%	177,506	—	11,244	$188,750
Note payable	10.0%	2,700	4,284	—	6,984
BPi France	2.25%	1,042	—	—	1,042
Other	4.0%	30	10	—	40
		$326,043	$4,294	$10,112	$340,449

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Discount	December 31, 2023
2026 Convertible Notes	3.25%	$397,500	$—	$(5,752)	$391,748
Note payable	10.0%	2,700	3,585	—	6,285
BPi France	2.25%	1,612	—	—	1,612
Other	4.0%	30	8	—	38
		$401,842	$3,593	$(5,752)	$399,683
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
During the year ended December 31, 2024, the Company completed the repurchase of $46.9 million principal amount of the 2026 Convertible Notes with a net book value of $46.4 million for $26.6 million resulting in a gain of $19.8 million which is included in gain on extinguishment of debt in the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2023, the Company repurchased $5.0 million principal amount of the 2026 Convertible Notes for $3.3 million and recognized a gain on extinguishment of $1.6 million.
During the years ended December 31, 2024, 2023, and 2022, the Company paid $6.0 million, $13.1 million, and $13.4 million, respectively, of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $1.1 million, $2.6 million, and $2.5 million, respectively, which is included in amortization of debt premium (discount), net in the consolidated statements of operations and comprehensive loss.
As of December 31, 2024 and 2023, following the Exchange (defined below) and the repurchase described above, there is an aggregate principal amount $144.8 million and $397.5 million, respectively, of 2026 Convertible Notes outstanding.
As of December 31, 2024 and 2023, the estimated fair value (Level 2) of the 2026 Convertible Notes was $111.8 million and $288.2 million, respectively.
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
The 2029 Convertible Notes were initially recorded at fair value. The Company recognized a gain on extinguishment of debt of $9.6 million which represents the difference between the fair value of the 2029 Convertible Notes and the carrying value of the exchanged 2026 Convertible Notes. The Company incurred $4.2 million of financing costs that have been capitalized on the balance sheet and are being amortized over the life of the 2029 Convertible Notes.
During the year ended December 31, 2024, the Company paid $8.2 million of interest expense and recorded amortization income of $2.3 million included in amortization of debt premium (discount), net, in the consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $161.7 million as of December 31, 2024.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10.0% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $3.9 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of December 31, 2024 and 2023, including interest and penalties, is $7.0 million and $6.3 million, respectively, and is included in notes payable on the accompanying consolidated balance sheets.

BPi France
The Company assumed through the acquisition of Molotov in December 2021, $2.4 million in notes bearing interest rates of 2.25% per annum. During the year ended December 31, 2024 and 2023, the Company repaid principal of approximately $0.4 million and $0.4 million, respectively. As of December 31, 2024 and 2023, the principal balance totaled approximately $1.0 million and $1.6 million, respectively, and is included in long-term borrowings-current portion on the accompanying consolidated balance sheet.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor, bearing interest at the rate of 4.0% per annum. As of December 31, 2024 and 2023, the principal balance and accrued interest totaled approximately $40,000 and $38,000, respectively.
Note 11 – Segments and Geographic Information
The Company has one operating segment as of December 31, 2024 and 2023, the streaming business.
The following tables set forth our financial performance by geographical location (in thousands):
Total long-lived assets and rights-of-use assets

	December 31,
	2024	2023
United States	165,481	190,113
Rest of world	6,139	8,995
Total revenue

	For the Years Ended December 31,
	2024	2023	2022
United States	$1,557,846	$1,309,438	$972,220
Rest of world	64,950	58,787	36,476
Total revenue	$1,622,796	$1,368,225	$1,008,696

The Company’s method for measuring profitability includes gross profit and net loss from continuing operations, which the CODM uses to assess performance and make decisions for resource allocation. Gross Profit is defined as revenue less subscriber related expenses and broadcasting and transmission. Net loss from continuing operations is consistent with the measurement principals for net loss from continuing operations as reported on the Company’s consolidated statement of operations. The following table provides the significant expenses and gross profit with a reconciliation to net loss from continuing operations for the periods indicated, which are regularly reviewed by the CODM (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Total revenue	$1,622,796	$1,368,225	$1,008,696
Gross profit (loss) (1)	203,911	86,148	(41,096)
Significant expenses:
Sales and marketing (2)	185,148	184,159	161,417
Technology and development (2)	67,801	55,651	59,266
General and administrative (2)	62,436	48,188	61,037
Other segment expenses (3)	66,304	91,252	102,229
Net loss from continuing operations	(177,778)	(293,102)	(425,045)
(1) Gross profit (loss) is calculated as total revenue less Subscriber related expenses and Broadcasting and transmission expenses.
(2) Sales and marketing, Technology and development, and General and administrative expense categories regularly provided to the CODM exclude stock-based compensation.
(3) Other segment expenses include depreciation and amortization, impairment of other assets, stock-based compensation expense, total other income (expense), and (provision) benefit for income taxes.

Note 12 - Fair Value Measurements
The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy (in thousands):

	Fair valued measured at December 31, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$111,130	$—	$—	$111,130
Total financial assets at fair value	$111,130	$—	$—	$111,130

	Fair valued measured at December 31, 2023
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$205,074	$—	$—	$205,074
Total financial assets at fair value	$205,074	$—	$—	$205,074

Note 13 - Shareholders’ Equity
Authorized Share Capital
The Company amended its articles of incorporation on June 15, 2023 to increase the authorized share capital to 800.0 million shares of common stock.
The Company amended its articles of incorporation on June 18, 2024 to increase the authorized share capital to 1.0 billion shares of common stock.
Common Stock Activity
At-the-Market Sales Agreements
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
During the year ended December 31, 2024 and 2023, the Company received net proceeds of approximately $43.3 million and $116.9 million, respectively (after deducting $1.0 million and $2.8 million in commissions and expenses, respectively) from sales of 33,218,851 and 81,694,729 shares of its common stock, respectively, at a weighted average gross sales price of $1.33 and $1.46 per share, respectively, pursuant to the ATM Sales Agreements.
As of December 31, 2024, there was $112.0 million of common stock remaining available for sale under the 2022 Sales Agreement.

Note 14 - Stock-Based Compensation
Stock-based compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Subscriber related	$324	$211	$144
Sales and marketing	17,341	22,886	22,198
Technology and development	12,208	12,024	9,998
General and administrative	12,637	16,094	20,114
	$42,510	$51,215	$52,454
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. On June 17, 2024, the Company further amended the 2020 Plan to, among other things, increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 20,000,000 shares. As of December 31, 2024, there are 10,772,874 shares available for future issuance under the 2020 Plan.
On August 3, 2022, August 7, 2023, and August 5, 2024, the Company's board of directors (the "Board") adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan") and the 2024 Employment Inducement Equity Incentive Plan (the “2024 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of December 31, 2024, there are no shares available for future issuance under the 2022 Plan and 2023 Plan, and there are 2,892,219 shares available for future issuance under the 2024 Plan.

Time-based Stock Options
The Company provides option grants to employees, directors, and consultants under the 2020 Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.
A summary of stock option activity for the year ended December 31, 2024, is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	10,475,607	$6.31	$6,534	5.3
Exercised	(4,042)	$0.87
Forfeited or expired	(275,333)	$12.99
Outstanding as of December 31, 2024	10,196,232	$6.13	$1,036	4.4

Options vested and exercisable as of December 31, 2024	9,610,252	$6.39	$1,036	4.3
There were no stock options granted during the year ended December 31, 2024.
The following was used in determining the fair value of stock options granted:

December 31,
2023
Dividend yield	—%
Expected price volatility	49.8%
Risk free interest rate	3.9%
Expected term (years)	6.0
As of December 31, 2024, the estimated value of unrecognized stock-based compensation expense related to unvested options was $0.4 million to be recognized over a period of 2.0 years.
Market and Service Condition Based Stock Options
A summary of activity under the Plan for market and service-based stock options for the year ended December 31, 2024 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	4,453,297	$12.75	$—	3.7
Outstanding as of December 31, 2024	4,453,297	$12.75	$—	2.7

Options vested and exercisable as of December 31, 2024	3,994,964	$11.96	$—	2.6
Stock based compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model.

There were no market and service-based options granted during the year ended December 31, 2024 and 2023.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.9 million, $3.3 million, and $7.8 million respectively, of stock-based compensation related to its market and service-based stock options. As of December 31, 2024, there was no unrecognized stock-based compensation expense for market and service-based stock options.
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
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	20,313,775	$3.85
Granted	15,812,986	$1.55
Vested	(7,095,430)	$3.65
Forfeited	(2,321,974)	$4.64
Unvested at December 31, 2024	26,709,357	$2.47
During the year ended December 31, 2024, the Company granted 15,812,986 time-based restricted stock units which generally vest over a one-year period (in the case annual grants to directors) or annually over a four-year period (in the case grants to employees), subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $24.4 million.
During the year ended December 31, 2023, the Company granted 13,912,089 time-based restricted stock units which generally vest annually over a four-year period, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled $44.0 million.
As of December 31, 2024, the estimated value of unrecognized stock-based compensation related to restricted stock units totaled $60.2 million, had an aggregate intrinsic value of $33.7 million, and a weighted average remaining contractual term of 2.8 years.

Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	2,035,834	$7.75
Granted	1,185,819	$1.55
Forfeited	(189,825)	$3.26
Unvested at December 31, 2024	3,031,828	$5.61
During the year ended December 31, 2024 and 2023, the Company granted an aggregate of 1,185,819 PRSUs with a grant date fair value of $1.8 million and 2,035,834 PRSUs with a grant date fair value of $15.8 million, respectively, to certain executives which vest upon the achievement of certain established performance metrics. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. During the years ended December 31, 2024 and 2023, the Company recognized aggregate stock-based compensation expense of $4.4 million and $8.9 million, respectively, related to these PRSUs. As of December 31, 2024, aggregate unrecognized stock-based compensation related to these PRSUs totaled $5.8 million.
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
Stock-based compensation cost for MEP Project restricted stock awards (the "MEP Project RSAs") totaled approximately $23.0 million measured as the fair value of the 1,600,000 shares issued for the first tranche issued on August 12, 2022, at $7.0 million, plus the fixed monetary amount of $8.0 million settleable in shares on August 2, 2023, and the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2024. Compensation cost is recognized on a straight-line basis over the term of the three-year service period as if the Company paid cash for the services. The second two tranches are liability classified because they are a fixed monetary amount, settleable in shares. As compensation cost is recognized for these tranches, a corresponding credit to shares settled liabilities will be recorded and reclassified to equity upon issuance of the related shares.
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

During the year ended December 31, 2024 and 2023, in connection with the MEP Framework Agreement, the Company recorded approximately $3.3 million and $6.5 million of stock-based compensation expense, respectively, to shares settled liability. As of December 31, 2024 and 2023, $8.4 million and $5.1 million, respectively, is included in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets.
Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. As of December 31, 2024, there was no unrecognized stock-based compensation.
A summary of the Company’s outstanding warrants as of December 31, 2024, are presented below (in thousands, except share and per share amounts):

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	166,670	$17.40	$—	8.6
Outstanding as of December 31, 2024	166,670	$17.40	$—	7.6
There were no warrants granted during the year ended December 31, 2024 and 2023.

Note 15 - Commitments and Contingencies
Leases
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating leases
Operating lease cost	$6,974	$6,513	$5,711
Other lease cost	945	256	239
Operating lease expense	7,919	6,769	5,950
Short-term lease rent expense	—	132	167
Total rent expense	$7,919	$6,901	$6,117
Supplemental cash flow information related to leases were as follows (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$7,994	$5,939	$1,421
Right of use assets exchanged for operating lease liabilities	$—	$3,062	$4,312
Weighted average remaining lease term - operating leases	9.1 years	9.9 years	11.3 years
Weighted average remaining discount rate - operating leases	7.7%	7.8%	7.4%
Maturities of the Company’s operating leases from continuing operations, are as follows (in thousands):

Year Ended December 31, 2025	$7,751
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Year Ended December 31, 2029	4,403
Thereafter	27,334
Total	54,713
Less present value discount	(16,738)
Operating lease liabilities	$37,975
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

Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):
Annual Sponsorship Agreements

Year Ended December 31, 2025	$3,275
Year Ended December 31, 2026	3,325
Year Ended December 31, 2027	3,425
Year Ended December 31, 2028	3,525
Year Ended December 31, 2029	3,575
Thereafter	9,150
Total	$26,275
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows:

Year Ended December 31, 2025	$39,128
Year Ended December 31, 2026	32,018
Year Ended December 31, 2027	23,558
Year Ended December 31, 2028	4,583
Total	$99,287
During the year ended December 31, 2024 and 2023, the Company made upfront payments totaling approximately $36.9 million and $27.4 million, respectively, which are recorded in prepaid sports rights on the consolidated balance sheets.
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
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del.)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (“fuboTV Media”) infringes eight of DISH's patents by streaming video through a fuboTV Media application and seeking damages and injunctive relief.
On December 14, 2023, following a series of stipulated extensions, fuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. A hearing was held on March 25, 2024.
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and those are expected to be complete by April 25, 2025. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
After filing its inter partes review ("IPR") petitions, fuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five then-instituted patents and any appeals therefrom, and ordered that the stay would remain in place for the duration of any instituted IPRs and appeals therefrom on the remaining three patents. On December 5, 2024, the parties informed the Court that the PTAB instituted review for the remaining three patents. Currently, the case is fully stayed pending the instituted IPRs.
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
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the the announced joint venture (the "Network JV") between Disney, WBD, and Fox pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On January 6, 2025, the Company entered into a settlement agreement with the Defendants to settle all claims asserted in this matter. As part of that settlement, Fubo agreed to dismiss, with prejudice, its lawsuit against the Defendants.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. The complaints are captioned Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Company has reached an agreement in principle to resolve these matters on a class basis, subject to negotiation of the terms of the proposed class action settlement and subject to approval by the court. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

Note 16 - Subsequent Events
Business Combination Agreement
On January 6, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, The Walt Disney Company (“Disney”) and Hulu, LLC (“Hulu”), which contemplates, among other things, (i) Hulu contributing certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the HL DMVPD Service (as defined below) to a newly formed entity to be jointly owned by Hulu and the Company (“Newco”), (ii) the Company undergoing an umbrella partnership C corporation reorganization (the “Up-C Reorganization”) and contributing its business to Newco in exchange for units in Newco (“Newco Units”) such that, after giving effect to such contribution, Hulu will hold a number of Newco Units representing, in the aggregate, a 70% economic interest in Newco and the Company will hold a number of Newco Units representing, in the aggregate, a 30% economic interest in Newco, and (iii) the Company issuing to Hulu shares of a newly created vote-only class of the Company’s common stock (“Class B Common Stock”) representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). The HL Business Assets will include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” as of the date of the Business Combination Agreement and operated by Hulu (such service, the “HL DMVPD Service”), all other assets (including intellectual property) exclusively related to the HL DMVPD Service and all intellectual property constituting the “Live TV” brand.
Immediately prior to the closing of the Business Combination (the “Closing”), in connection with the Up-C Reorganization, the Company will, among other things, (i) effect a conversion from a Florida corporation to a Delaware corporation pursuant to a plan of conversion and (ii) authorize and adopt a new certificate of incorporation and adopt new bylaws, in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement. At the Closing, the Company and Hulu, as the members of Newco, will adopt, and Newco will thereafter be governed by, an amended and restated limited liability company agreement of Newco (the “Newco Operating Agreement”). The Newco Operating Agreement will provide, among other things, Hulu a redemption right pursuant to which Hulu may cause Newco to redeem all or a portion of its Newco Units, together with an equivalent number of shares of Class B Common Stock, in exchange for an equivalent number of shares of Class A Common Stock or, at the Company’s option, cash, subject to the Company’s right to elect to effect, in lieu of such a redemption, a direct exchange between the Company and Hulu of cash or an equivalent number of shares of Class A Common Stock for such Newco Units and Class B Common Stock.
The Closing is subject to certain closing conditions specified in the Business Combination Agreement, including, among other things, obtaining requisite shareholder and regulatory approval. Hulu will be required to pay to the Company a termination fee in the amount of $130.0 million in the event of a termination of the Business Combination Agreement under certain specified circumstances, including if the Business Combination fails to close due to the failure to obtain requisite regulatory approvals on the terms and conditions set forth in the Business Combination Agreement. Conversely, the Company will be required to pay Hulu a termination fee in amount of $50.0 million in the event of a termination of the Business Combination Agreement under certain specified circumstances, including if the Company implements a Superior Proposal (as defined in the Business Combination Agreement).
Senior Unsecured Term Loan Commitment
On January 6, 2025, concurrently with the execution of the Business Combination Agreement, the Company and an affiliate of Disney entered into a commitment letter (the “Commitment Letter”) pursuant to which such affiliate committed to provide the Company, on January 5, 2026 and on the terms and subject to the conditions set forth therein, up to $145.0 million of indebtedness in the form of a senior unsecured term loan (the “Facility”), subject to customary conditions. The proceeds of the Facility will be used for general corporate purposes of the Company. The funding of the Facility under the Commitment Letter is not contingent on the occurrence of the Business Combination contemplated by the Business Combination Agreement.

Litigation Settlement
On January 6, 2025, concurrently with the execution of the Business Combination Agreement, (i) the Company and FuboTV Media Inc. and (ii) Disney, Fox, and WBD and their affiliates (such parties in clause (ii), the “Defendants,” and together with the Company and FuboTV Media Inc, the “Settling Parties”) entered into a settlement in connection with the action captioned FuboTV Inc. v. The Walt Disney Co., No. 24-cv-1363-MMG (S.D.N.Y. 2024) (the “Action”).
In connection with the settlement, the Settling Parties agreed to settle all claims asserted in the Action, including the Company’s claims concerning the Defendants’ bundling or tying of television channels, Defendants’ use of most-favored nations clauses, and the contemplated and previously announced Network JV, and to dismiss all claims in the Action with prejudice. In conjunction therewith, Disney, Fox and WBD made an aggregate cash payment to the Company of $220.0 million.
Under the settlement, Disney and its affiliates, including Hulu, agreed that the Business Combination and the execution of the Business Combination Agreement, the mutual releases in connection with the settlement and the dismissal with prejudice of the Action constitute full consideration for the execution of the settlement and the releases contained therein.