Form 10-Q
period 2025-03-31
fuboTV Inc. /FL
filed 2025-05-05
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 341,539,797 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025 (the “Annual Report”).

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$321,617	$161,435
Accounts receivable, net	57,541	71,078
Prepaid sports rights	13,919	24,821
Prepaid and other current assets	21,060	16,699
Total current assets	414,137	274,033

Property and equipment, net	6,092	6,080
Restricted cash	6,140	6,137
Intangible assets, net	127,642	133,703
Goodwill	620,355	615,399
Right-of-use assets	30,886	31,837
Other non-current assets	10,293	10,239
Total assets	$1,215,545	$1,077,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,969	$67,844
Accrued expenses and other current liabilities	292,285	335,967
Notes payable	7,210	7,024
Deferred revenue	88,635	98,421
Convertible notes, net - current portion	143,881	—
Long-term borrowings - current portion	867	1,042
Current portion of lease liabilities	4,606	5,024
Total current liabilities	588,453	515,322

Convertible notes, net	188,141	332,383
Lease liabilities	32,062	32,951
Other long-term liabilities	17,854	15,990
Total liabilities	826,510	896,646

COMMITMENTS AND CONTINGENCIES (Note 14)

Shareholders’ equity:
Common stock par value $0.0001: 1,000,000,000 and 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively ; 341,539,797 and 339,144,854 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	2,229,333	2,219,002
Accumulated deficit	(1,829,303)	(2,017,796)
Non-controlling interest	(11,356)	(15,588)
Accumulated other comprehensive income (loss)	327	(4,870)
Total shareholders’ equity	$389,035	$180,782
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,215,545	$1,077,428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Subscription	$391,432	$373,714
Advertising	22,881	27,469
Other	1,973	1,164
Total revenues	416,286	402,347
Operating expenses
Subscriber related expenses	334,560	360,170
Broadcasting and transmission	12,495	14,500
Sales and marketing	36,803	43,180
Technology and development	20,145	20,040
General and administrative	27,796	18,509
Depreciation and amortization	9,908	9,261
Total operating expenses	441,707	465,660
Operating loss	(25,421)	(63,313)

Other income (expense)
Interest expense	(4,746)	(5,256)
Interest income	3,428	2,527
Amortization of debt premium, net	361	253
Gain on settlement of litigation, net	219,695	—
Gain on extinguishment of debt	—	9,637
Other expense	(181)	(64)
Total other income (expense)	218,557	7,097

Income (loss) from continuing operations before income taxes	193,136	(56,216)
Income tax provision	(4,648)	(113)
Net income (loss) from continuing operations	188,488	(56,329)

Discontinued operations
Net loss from discontinued operations before income taxes	—	(255)
Income tax benefit	—	—
Net loss from discontinued operations	—	(255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	188,488	(56,584)

Less: Net loss attributable to non-controlling interest	5	574
Net income (loss) attributable to common shareholders	$188,493	$(56,010)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,197	(3,015)
Comprehensive income (loss) attributable to common shareholders	$193,690	$(59,025)

Net income (loss) per share - basic
Continuing operations	$0.55	$(0.19)
Discontinued operations	$—	$—
Total net income (loss) per share - basic	$0.55	$(0.19)

Net income (loss) per share - diluted
Continuing operations	$0.55	$(0.19)
Discontinued operations	$—	$—
Total net income (loss) per share - diluted	$0.55	$(0.19)

Weighted average shares outstanding:
Basic	341,059,213	299,363,298
Diluted	341,564,506	299,363,298
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	339,144,854	34	2,219,002	(2,017,796)	(15,588)	(4,870)	$180,782
Exercise of stock options	2,150,631	—	2,700	—	—	—	2,700
Delivery of common stock underlying restricted stock units	244,312	—	—	—	—	—	—
Stock-based compensation	—	—	11,868	—	—	—	11,868
Foreign currency translation adjustment	—	—	—	—	—	5,197	5,197
Reduction in non-controlling interest	—	—	(4,237)	—	4,237	—	—
Net loss attributable to non-controlling interest	—	—	—	—	(5)	—	(5)
Net income attributable to common shareholders	—	—	—	188,493	—	—	188,493
Balance at March 31, 2025 (Unaudited)	341,539,797	34	2,229,333	(1,829,303)	(11,356)	327	389,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2024
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	299,215,160	$30	$2,136,870	$(1,845,542)	$(11,751)	$4,218	$283,825
Exercise of stock options	2,042	—	2	—	—	—	2
Delivery of common stock underlying restricted stock units	507,198	—	—	—	—	—	—
Stock-based compensation	—	—	11,873	—	—	—	11,873
Foreign currency translation adjustment	—	—	—	—	—	(3,015)	(3,015)
Net loss attributable to non-controlling interest	—	—	—	—	(574)	—	(574)
Net loss attributable to common shareholders	—	—	—	(56,010)	—	—	(56,010)
Balance at March 31, 2024 (Unaudited)	299,724,400	$30	$2,148,745	$(1,901,552)	$(12,325)	$1,203	$236,101
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$188,488	$(56,584)
Less: Net loss from discontinued operations, net of tax	—	(255)
Net income (loss) from continuing operations	188,488	(56,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,908	9,261
Stock-based compensation	3,464	12,977
Amortization of debt premium, net	(361)	(253)
Gain on extinguishment of debt	—	(9,637)
Deferred income tax provision	4,648	113
Amortization of right-of-use assets	951	994
Other adjustments	186	168
Changes in operating assets and liabilities of business:
Accounts receivable, net	13,653	6,615
Prepaid expenses and other assets	(4,055)	419
Prepaid sports rights	10,902	(4,399)
Accounts payable	(17,073)	(22,102)
Accrued expenses and other liabilities	(38,040)	(3,227)
Deferred revenue	(9,890)	(381)
Lease liabilities	(1,379)	(1,265)
Net cash provided by (used in) operating activities - continuing operations	161,402	(67,046)
Net cash used in operating activities - discontinued operations	—	(233)
Net cash provided by (used in) operating activities	161,402	(67,279)

Cash flows from investing activities
Purchases of property and equipment	(348)	(108)
Capitalization of internal use software	(3,353)	(3,609)
Purchase of intangible assets	—	(540)
Net cash used in investing activities - continuing operations	(3,701)	(4,257)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(3,701)	(4,257)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	(15)
Vested restricted stock units settled for cash	—	(181)
Payments for financing costs	—	(4,589)
Proceeds from exercise of stock options	2,700	2
Repayments of notes payable and long-term borrowings	(216)	(107)
Net cash provided by (used in) financing activities - continuing operations	2,484	(4,890)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	2,484	(4,890)

Net increase (decrease) in cash, cash equivalents and restricted cash	160,185	(76,426)
Cash, cash equivalents and restricted cash at beginning of period	167,572	251,420
Cash, cash equivalents and restricted cash at end of period	$327,757	$174,994

Supplemental disclosure of cash flows information:
Interest paid	$9,020	$4,745
Income taxes paid	$12	$27

Non-cash financing and investing activities:
Accounts payable - financing costs	$—	$93
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
The Company’s subscription-based streaming services are offered to consumers who can sign-up for accounts through which the Company provides basic plans with the flexibility for consumers to purchase incremental features that include additional content or enhanced functionality ("Attachments") best suited for them. Besides the website, consumers can also sign-up via some TV-connected devices. The Fubo platform provides a broad suite of unique features and personalization tools such as multi-channel viewing capabilities, favorites lists and a dynamic recommendation engine, as well as 4K streaming and Cloud DVR offerings.
Recent Developments
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
On January 6, 2025, concurrently with the execution of the Business Combination Agreement, the Company settled its antitrust litigation (the "Antitrust Settlement") against Disney, Fox, and WBD and their affiliates (collectively, the “Defendants”). In conjunction therewith, the Defendants made an aggregate cash payment to the Company of $220.0 million, which has been recorded within non-operating gain on settlement of litigation, net on the accompanying statement of operations and comprehensive income (loss) during the three months ended March 31, 2025.
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $327.8 million, a working capital deficit of $174.3 million and an accumulated deficit of $1,829.3 million as of March 31, 2025. The Company generated net income from continuing operations of $188.5 million for the three months ended March 31, 2025. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities.
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. In addition, the Company entered into the Commitment Letter described above providing the Company the ability to borrow up to $145.0 million under a senior unsecured term loan on January 5, 2026. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors.

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
Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries, its non-wholly owned subsidiaries where the Company has a controlling interest and certain variable interest entities ("VIE"). Generally accepted accounting principles require that if an entity is the primary beneficiary of a VIE, the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. The primary beneficiary is the party that has both of the following: (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb the losses or rights to receive the benefits of the entity that could potentially be significant to the VIE. Accordingly, the Company has consolidated VIEs in which it considers itself to be the primary beneficiary, with the equity interests of the unaffiliated investors presented as non-controlling interests in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
At December 31, 2024, total assets and liabilities of the consolidated VIEs were $5.1 million and $43.4 thousand, respectively, and are reflected in the Company's consolidated balance sheet.
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
The results for the unaudited condensed consolidated statement of operations and comprehensive income (loss) are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of March 31, 2025, the streaming business.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$321,617	$161,435
Restricted cash	6,140	6,137
Total cash, cash equivalents and restricted cash	$327,757	$167,572
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
Significant Accounting Policies
For a detailed discussion of the Company’s significant accounting policies, see Note 3 to the consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Net Income (Loss) Per Share
Net income (loss) per basic share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.
Net income (loss) per diluted share includes the weighted-average effect of dilutive restricted share units, performance share units and stock options (collectively, “Dilutive Awards”) on the weighted-average common shares outstanding.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss) from continuing operations	$188,488	$(56,329)
Less: net loss attributable to non-controlling interest	5	574
Net income (loss) from continuing operations available to common shareholders	188,493	(55,755)
Net loss from discontinued operations, net of tax	—	(255)
Net income (loss) attributable to common shareholders	$188,493	$(56,010)

Shares used in computation:
Weighted-average common shares outstanding
Basic	341,059,213	299,363,298
Diluted	341,564,506	299,363,298

Net income (loss) per share - basic
Continuing operations	$0.55	$(0.19)
Discontinued operations	$—	$—
Total net income (loss) per share - basic	$0.55	$(0.19)

Net income (loss) per share - diluted
Continuing operations	$0.55	$(0.19)
Discontinued operations	$—	$—
Total net income (loss) per share - diluted	$0.55	$(0.19)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Warrants to purchase common stock	166,667	166,670
Stock options	15,282,185	18,932,300
Unvested restricted stock units	33,591,214	21,971,649
Convertible notes variable settlement feature	48,771,938	49,583,637
Total	97,812,004	90,654,256

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended March 31, 2024, net loss from Fubo Gaming's discontinued operations consists of $0.3 million of general and administrative expenses.
As of December 31, 2024, $14.0 million of Fubo Gaming liabilities that are guaranteed by the Company were transferred to the streaming business.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following tables summarize subscription revenue and advertising revenue by region:
Subscription

	Three Months Ended March 31,
	2025	2024
United States and Canada (North America)	$383,436	$365,571
Rest of world	7,996	8,143
Total subscription revenues	$391,432	$373,714
Advertising

	Three Months Ended March 31,
	2025	2024
United States and Canada (North America)	$22,527	$27,225
Rest of world	354	244
Total advertising revenues	$22,881	$27,469
Contract balances
For the three months ended March 31, 2025 and 2024, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of March 31, 2025, and December 31, 2024, the Company’s contract liabilities totaled approximately $88.6 million and $98.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 – Property and equipment, net
The table below summarizes the Company’s property and equipment, net (in thousands):

	Useful Life (Years)	March 31, 2025	December 31, 2024
Furniture and fixtures	5	$861	$693
Computer equipment	3-5	6,643	6,431
Leasehold improvements	Term of lease	5,317	5,304
		12,821	12,428
Less: Accumulated depreciation		(6,729)	(6,348)
Total property and equipment, net		$6,092	$6,080

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Depreciation expense totaled approximately $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets(in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	March 31, 2025
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	3.9	38,847	(21,870)	16,977
Capitalized internal use software	3	1.5	40,591	(18,886)	21,705
Software and technology	3 - 9	3.9	197,132	(108,172)	88,960
Total			$276,570	$(148,928)	$127,642

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	4.2	38,822	(20,784)	18,038
Capitalized internal use software	3	1.8	37,238	(16,087)	21,151
Software and technology	3 - 9	4.1	196,821	(102,307)	94,514
Total			$272,881	$(139,178)	$133,703
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $9.6 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2025	$28,965
2026	36,417
2027	30,355
2028	25,585
2029	6,320
Total	$127,642

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The following table is a summary of the changes to goodwill for the three months ended March 31, 2025 (in thousands):

Balance - December 31, 2024	$615,399
Foreign currency translation adjustment	4,956
Balance - March 31, 2025	$620,355
During the three months ended March 31, 2025, we performed a qualitative assessment of goodwill impairment and concluded that it was not more-likely-than-not that the fair value was less than the carrying value.
Goodwill includes a cumulative impairment charge of $148.1 million as of March 31, 2025 related to the historical FaceBank reporting unit.
Note 8 – Accounts Payable, Accrued Expenses, and Other Long-term Liabilities
Accounts payable, accrued expenses, and other long-term liabilities are presented below (in thousands):

	March 31, 2025	December 31, 2024
Affiliate fees	$255,247	$283,953
Broadcasting and transmission	9,388	10,921
Selling and marketing	13,305	22,580
Accrued compensation	6,208	11,726
Legal and professional fees	12,255	14,500
Income tax payable	4,941	315
Sales tax	33,513	33,752
Guaranteed liabilities of Fubo Gaming	11,775	12,488
Accrued interest	2,267	6,772
Subscriber related	1,312	1,568
Shares settled liability	—	8,424
Other	10,897	12,802
Total	$361,108	$419,801
Note 9 – Income Taxes
The following table presents income tax provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended March 31,
	2025	2024
Income tax provision	(4,648)	(113)
Effective tax rate	2.41%	0.20%
For the three months ended March 31, 2025, the Company recorded an income tax provision of $4.6 million which included a discrete tax expense of $5.3 million related to the Antitrust Settlement and stock-based compensation expense. The Antitrust Settlement was treated as an infrequent and unusual item and the tax impact reported discretely during the three months ended March 31, 2025. The effective tax rate was 2.41% on pre-tax income of $193.1 million. The effective tax rate differs from the U.S. Statutory rate of 21% as a result of discrete item related to the Antitrust Settlement and changes in the Company's valuation allowance.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2024, the Company recorded an income tax provision of $0.1 million. The effective tax rate was 0.20% on pre-tax loss of $56.2 million. The effective tax rate differs from the U.S. Statutory rate of 21% as a result of changes in the Company's valuation allowance
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years which is a significant piece of negative evidence to overcome. During the three months ended March 31, 2025, there have been no changes in the Company’s valuation allowance assessment from December 31, 2024. The Company maintains a full valuation allowance on all its U.S., French, and Spanish deferred tax assets as the Company concluded that such deferred tax assets are not realizable on a more-likely-than-not basis.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	March 31, 2025
2026 Convertible Notes	3.25%	$144,765	$—	$(884)	$143,881
2029 Convertible Notes	7.5%	177,506	—	10,635	$188,141
Note payable	10.0%	2,700	4,470	—	7,170
Bpifrance	2.25%	867	—	—	867
Other	4.0%	30	10	—	40
		$325,868	$4,480	$9,751	$340,099

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	December 31, 2024
2026 Convertible Notes	3.25%	$144,765	$—	$(1,132)	$143,633
2029 Convertible Notes	7.5%	177,506	—	11,244	$188,750
Note payable	10.0%	2,700	4,284	—	$6,984
Bpifrance	2.25%	1,042	—	—	$1,042
Other	4.0%	30	10	—	40
		$326,043	$4,294	$10,112	$340,449
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
If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes plus any accrued and unpaid interest. In addition, if a corporate event (as defined in the Indenture) occurs prior to the maturity date or if the Company issues a notice of redemption, the Company may be required to increase the conversion rate by a pre-defined amount for any holder who elects to convert their 2026 Convertible Notes in connection with such a corporate event.
During the three months ended March 31, 2025 and 2024, the Company paid approximately $2.4 million and $3.1 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.2 million and $0.3 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
The fair value (Level 2) of the 2026 Convertible Notes was $140.1 million and $111.8 million as of March 31, 2025 and December 31, 2024, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2025 and 2024, the Company paid approximately $6.7 million and $1.6 million, respectively, of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $0.6 million and $0.6 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
The fair value (Level 2) of the 2029 Convertible Notes was $194.5 million and $161.7 million as of March 31, 2025 and December 31, 2024, respectively.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $4.1 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of March 31, 2025 and December 31, 2024, including interest and penalties, is $7.2 million and $7.0 million, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.
Bpifrance
In December 2021, the Company assumed through the acquisition of Molotov, $3.7 million in notes bearing interest rates of 2.25% per annum. During the three months ended March 31, 2025 and 2024, the Company made principal payments of $0.2 million and $0.1 million, respectively. As of March 31, 2025 and December 31, 2024, the principal balance totaled approximately $0.9 million and $1.0 million, respectively, and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheets.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former Chief Executive Officer, John Textor, bearing interest at the rate of 4.0% per annum. As of March 31, 2025 and December 31, 2024, the principal balance and accrued interest totaled approximately $40,000 and $40,000, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.
Note 11 – Segments and Geographic Information
The Company has one operating segment as of March 31, 2025 and 2024, the streaming business.
The following tables set forth our financial performance by geographical location (in thousands):
Total long-lived assets and rights-of-use assets

	March 31, 2025	December 31, 2024
United States	158,850	165,481
Rest of world	5,770	6,139
Total revenue

	Three Months Ended March 31,
	2025	2024
United States	$399,266	$386,783
Rest of world	17,020	15,564
Total revenue	$416,286	$402,347

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company’s method for measuring profitability includes gross profit and net loss from continuing operations, which the CODM uses to assess performance and make decisions for resource allocation. Gross Profit is defined as revenue less subscriber related expenses and broadcasting and transmission. Net income (loss) from continuing operations is consistent with the measurement principals for net income (loss) from continuing operations as reported on the Company’s consolidated statement of operations and comprehensive income (loss).
The following table provides the significant expenses and gross profit with a reconciliation to net income (loss) from continuing operations for the periods indicated, which are regularly reviewed by the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$416,286	$402,347
Gross profit (1)	69,231	27,677
Significant expenses:
Sales and marketing (2)	40,004	38,473
Technology and development (2)	16,865	16,162
General and administrative (2)	24,480	14,196
Other segment (income) expenses (3)	(200,606)	15,175
Net income (loss) from continuing operations	188,488	(56,329)
(1) Gross profit is calculated as total revenue less Subscriber related expenses and Broadcasting and transmission expenses.
(2) Sales and marketing, Technology and development, and General and administrative expense categories regularly provided to the CODM exclude stock-based compensation.
(3) Other segment expenses include depreciation and amortization, impairment of other assets, stock-based compensation expense, interest expense, interest income, amortization of debt premium, net, gain on settlement of litigation, net, other income (expense) and provision for income taxes.
Note 12 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following (in thousands):

	Fair value measured at March 31, 2025
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$292,652	$—	$—	$292,652
Total financial assets at fair value	$292,652	$—	$—	$292,652

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Fair value measured at December 31, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$111,130	$—	$—	$111,130
Total financial assets at fair value	$111,130	$—	$—	$111,130
There were no liabilities from continuing operations measured at fair value as of March 31, 2025 and December 31, 2024.
Note 13 – Shareholders’ Equity
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
As of March 31, 2025, there was $112.0 million remaining available for sale under the Sales Agreement.
Stock-based compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscriber related	$69	$79
Sales and marketing	(3,201)	4,707
Technology and development	3,280	3,878
General and administrative	3,316	4,313
Total stock-based compensation expense	$3,464	$12,977

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. On June 17, 2024, the Company further amended the 2020 Plan to, among other things, increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 20,000,000 shares. As of March 31, 2025, there are 7,944,675 shares available for future issuance under the 2020 Plan.
On August 3, 2022, August 7, 2023, and August 5, 2024, the Company's board of directors (the "Board") adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan") and the 2024 Employment Inducement Equity Incentive Plan (the “2024 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of March 31, 2025, there are no shares available for future issuance under the 2022 Plan and 2023 Plan, and there are 2,892,219 shares available for future issuance under the 2024 Plan.
Time-based Stock Options
A summary of time-based stock option activity for the three months ended March 31, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	10,196,232	$6.13	$1,036	4.4
Exercised	(2,150,631)	$1.31
Forfeited or expired	(300)	$9.98
Outstanding as of March 31, 2025	8,045,301	$7.42	$1,947	4.3

Options vested and exercisable as of March 31, 2025	7,726,219	$7.66	$1,660	4.6
There were no options granted during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.4 million to be recognized over a weighted average period of 1.9 years.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Stock Options
A summary of activity under the Plan for market and service-based stock options for the three months ended March 31, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	4,453,297	$12.75	$—	2.7
Outstanding as of March 31, 2025	4,453,297	$12.75	$—	2.4

Options vested and exercisable as of March 31, 2025	3,994,964	$11.96	$—	2.3
There were no market and service-based options granted during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, there was no unrecognized stock-based compensation expense for market and service-based stock options.
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
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	26,709,357	$2.47
Granted	2,935,804	$1.26
Vested	(244,312)	$7.50
Forfeited or expired	(104,736)	$2.76
Unvested at March 31, 2025	29,296,113	$2.31

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2025, the Company granted 2,935,804 time-based restricted stock units which generally vest annually over one-year (in the case annual grants to directors) to four-year (in the case grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $3.7 million.
As of March 31, 2025, the unrecognized stock-based compensation related to time-based restricted stock units totaled $56.7 million, had an aggregate intrinsic value of approximately $85.5 million, and a weighted average remaining contractual term of 2.7 years.
Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	3,031,828	$5.61
Granted	1,263,273	$3.01
Unvested at March 31, 2025	4,295,101	$4.85
During the three months ended March 31, 2025, the Company granted an aggregate of 1,263,273 PRSUs with a grant date fair value of $3.8 million to certain executives which vest upon the achievement of certain established performance metrics. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds. During the three months ended March 31, 2025 and 2024, the Company recognized aggregate stock-based compensation expense of $1.6 million and $1.1 million, respectively, related to these PRSUs. As of March 31, 2025, aggregate unrecognized stock-based compensation related to these PRSUs totaled $7.9 million.
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
During the three months ended March 31, 2025, the Company reversed $8.4 million of stock-based compensation expense recorded in prior periods and $8.4 million of shares settled liability in connection with the forfeiture of the third tranche.
Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. The expense recognized during the three months ended March 31, 2025 and 2024 was immaterial. There was no unrecognized expense outstanding as of March 31, 2025.
A summary of the Company’s outstanding warrants as of March 31, 2025, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	166,670	$17.40	$—	7.6
Forfeited or expired	(3)	$133,500.00
Outstanding as of March 31, 2025	166,667	$15.00	$—	7.3
There were no warrants granted during the three months ended March 31, 2025 and 2024.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 14 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating leases
Operating lease cost	$1,744	$1,757
Other lease cost	240	224
Operating lease expense	1,984	1,981
Short-term lease rent expense	—	—
Total rent expense	$1,984	$1,981
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$1,748	$2,091
Right of use assets exchanged for operating lease liabilities	$—	$—
Weighted average remaining lease term - operating leases	9.5	9.8
Weighted average remaining discount rate - operating leases	7.7%	7.8%
As of March 31, 2025, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2025	$5,665
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Year Ended December 31, 2029	4,403
Thereafter	27,334
Total	52,627
Less present value discount	(15,959)
Operating lease liabilities	$36,668
Other Contractual Obligations
Annual Sponsorship Agreements
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2025	$2,463
2026	3,325
2027	3,425
2028	3,525
2029	3,575
Thereafter	9,150
Total	$25,463

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows (in thousands):

2025	$39,128
2026	32,018
2027	23,558
2028	4,583
Total	$99,287
During the three months ended March 31, 2025, the Company did not make upfront payments.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
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
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the announced joint venture (the "Network JV") between Disney, WBD, and Fox pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On January 6, 2025, the Company entered into a settlement agreement with the Defendants to settle all claims asserted in this matter and received a cash payment of $220.0 million. As part of that settlement, Fubo agreed to dismiss, with prejudice, its lawsuit against the Defendants.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis, subject to approval by the court. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025.Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

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
On October 17, 2022, we ceased operation of our business-to-consumer online mobile sportsbook (“Fubo Sportsbook”) in connection with the dissolution of our wholly-owned subsidiary, Fubo Gaming, Inc. ("Fubo Gaming"). The results of operations of Fubo Sportsbook are presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

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
Macroeconomic Factors
Macroeconomic factors, including mounting inflationary cost pressures, uncertainty related to U.S. and international tariffs and other trade barriers, and potential recession indicators, have created significant volatility, uncertainty, and economic disruption. We continue to monitor the effects of the macroeconomic environment and take appropriate steps designed to mitigate the impact on our business; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.
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
Other income (expense)
Other income (expense) primarily consists of gains and losses in extinguishment of debt, interest income, interest expense and financing costs on our outstanding borrowings, gain on the settlement of litigation, net and amortization of debt premium and discount.
Income tax provision
The income tax provision is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.
Net loss from discontinued operations
The net loss from discontinued operations primarily consists of operating expenses related to the wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and re-evaluation of certain contract termination costs.

Results of Operations for the Three Months Ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenues
Subscription	$391,432	$373,714
Advertising	22,881	27,469
Other	1,973	1,164
Total revenues	416,286	402,347
Operating expenses
Subscriber related expenses	334,560	360,170
Broadcasting and transmission	12,495	14,500
Sales and marketing	36,803	43,180
Technology and development	20,145	20,040
General and administrative	27,796	18,509
Depreciation and amortization	9,908	9,261
Total operating expenses	441,707	465,660
Operating loss	(25,421)	(63,313)

Other income (expense)
Interest expense	(4,746)	(5,256)
Interest income	3,428	2,527
Amortization of debt premium, net	361	253
Gain on settlement of litigation, net	219,695	—
Gain on extinguishment of debt	—	9,637
Other expense	(181)	(64)
Total other income (expense)	218,557	7,097

Income (loss) from continuing operations before income taxes	193,136	(56,216)
Income tax provision	(4,648)	(113)
Net income (loss) from continuing operations	$188,488	$(56,329)

Discontinued operations
Net loss from discontinued operations before income taxes	—	(255)
Income tax benefit	—	—
Net loss from discontinued operations	—	(255)

Net income (loss)	188,488	(56,584)

Revenue, net
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized revenues of $416.3 million compared to $402.3 million during the three months ended March 31, 2024. The increase of $13.9 million was primarily due to an increase in subscription revenue of $17.7 million, comprising $7.8 million from an increase in our subscriber base and $9.9 million from increases in subscription package prices and attachments sold. Advertising revenue decreased $4.6 million primarily due to a decrease in number of impressions sold and CPMs. Other revenue increased $0.8 million due to new contracts for distribution and carriage fees.
Subscriber related expenses
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized subscriber related expenses of $334.6 million compared to $360.2 million during the three months ended March 31, 2024. The decrease of $25.6 million was primarily due to a decrease in subscribers and the expiration of certain content agreements that were not renewed.
Broadcasting and transmission
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized broadcasting and transmission expenses of $12.5 million compared to $14.5 million during the three months ended March 31, 2024. The decrease of $2.0 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company during 2024 to optimize our cloud infrastructure.
Sales and marketing
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized sales and marketing expenses of $36.8 million compared to $43.2 million during the three months ended March 31, 2024. The decrease of $6.4 million was primarily due to a $7.8 million decrease in stock-based compensation expense partially offset by a $2.1 million increase in marketing expenses to attract new customers.
Technology and development
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized technology and development expenses of $20.1 million, essentially flat to $20.0 million during the three months ended March 31, 2024.
General and Administrative
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, general and administrative expenses totaled $27.8 million compared to $18.5 million during the three months ended March 31, 2024. The increase of $9.3 million was primarily due to a $8.0 million increase in legal and professional fees associated with the Business Combination and $2.1 million increase in payroll expense offset by $1.0 million decrease in stock based-compensation expense.

Depreciation and amortization
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized depreciation and amortization expenses of $9.9 million compared to $9.3 million during the three months ended March 31, 2024. The increase of $0.6 million was primarily due to an increase in the amortization of capitalized internal use software.
Other Income (Expense)
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized $218.6 million of other income, net compared to $7.1 million of other income, net during the three months ended March 31, 2024. The change of $211.5 million was primarily due to a $220.0 million gain on settlement of litigation related to the antitrust litigation against Disney, Fox, and WBD and their affiliates in January 2025 (the "Antitrust Settlement"), whereas during 2024, the Company recognized $9.6 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Convertible Notes with the 2029 Convertible Notes.
Income tax provision
Three Months Ended March 31, 2025 and 2024
During the three months ended March 31, 2025, we recognized income tax provision of $4.6 million compared to an income tax provision of $0.1 million during the three months ended March 31, 2024. The change of $4.5 million was primarily driven by quarter-to-date pre-tax earnings primarily as a result of the Antitrust Settlement. The Company has not provided any income tax benefit relating to its current operating losses in France and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Net loss from discontinued operations, net of tax
Three Months Ended March 31, 2025 and 2024
There was no activity during the three months ended March 31, 2025. During the three months ended March 31, 2024, we recognized net loss of $0.3 million due to the change in impact from the re-evaluation of certain contract termination costs. We discontinued the operations of our wagering business in October 2022.
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
We had 1.5 million paid subscribers in the United States and Canada ("North America" or "NA") as of March 31, 2025 and 2024, and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of March 31, 2025 and 2024.

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
Our NA ARPU was $85.37 and $84.54 for the three months ended March 31, 2025 and 2024, respectively, and our ROW ARPU was $7.76 and $7.00 for the three months ended March 31, 2025 and 2024, respectively.
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
Our Gross Profit was $69.2 million and $27.7 million for the three months ended March 31, 2025 and 2024, respectively. Our Gross Margin was 16.6% and 6.9% for the same periods, respectively.
The tables below provide a reconciliation of NA ARPU and ROW ARPU to GAAP Subscription and Advertising Revenue (in thousands, except average subscribers and average per user amounts):
Reconciliation of GAAP Subscription and Advertising Revenue to North America ARPU

	Three Months Ended March 31,
	2025	2024
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$391,432	$373,714
Advertising Revenue (GAAP)	22,881	27,469
(Subtract):
ROW Subscription Revenue	(7,996)	(8,143)
ROW Advertising Revenue	(354)	(244)
Total	405,963	392,796
Divide:
Average Subscribers (North America)	1,585,130	1,548,782
Months in Period	3	3
North America Monthly Average Revenue per User (NA ARPU)	$85.37	$84.54

Reconciliation of GAAP Subscription and Advertising Revenue to ROW ARPU

	Three Months Ended March 31,
	2025	2024
	As-Reported	As-Reported
Subscription Revenue (GAAP)	$391,432	$373,714
Advertising Revenue (GAAP)	22,881	27,469
(Subtract):
North America Subscription Revenue	(383,436)	(365,571)
North America Advertising Revenue	(22,527)	(27,225)
Total	8,350	8,387
Divide:
Average Subscribers (ROW)	358,463	399,528
Months in Period	3	3
ROW Monthly Average Revenue per User (ROW ARPU)	$7.76	$7.00
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 14 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of March 31, 2025, including lease obligations and sponsorship agreements.
Our primary sources of cash are receipts from subscription and advertising revenue as well as proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees.
On February 2, 2021, we raised $389.4 million, net of offering expenses, through the sale of $402.5 million aggregate principal amount of 3.25% senior convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually each year. In October 2023, the Company repurchased $5.0 million principal amount of the 2026 Convertible Notes for $3.3 million. In January 2024, we exchanged (the "Exchange") $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Convertible Notes”). At our election for any interest period, the 2029 Convertible Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually each year. Upon completion of the Exchange and prior repurchases during 2024, the aggregate principal amount of the 2026 Convertible Notes outstanding is $144.8 million, and the aggregate principal amount of the 2029 Convertible Notes outstanding is $177.5 million.
On January 6, 2025, concurrently with the execution of the Business Combination Agreement (see "Recent Developments—Business Combination" above), the Company settled its antitrust litigation against Disney, Fox, and WBD and their affiliates (collectively, the “Defendants”). In conjunction therewith, the Defendants made an aggregate cash payment to the Company of $220.0 million. See Part II, "Item 1. Legal Proceedings."
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

We currently have an effective shelf registration statement on Form S-3 (No. 333-266557) filed with the SEC on August 5, 2022 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units of up to $750.0 million in the aggregate. In addition, we have an effective shelf registration statement on Form S-3 (No. 333-277677) filed with the SEC on March 5, 2024 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3. On August 6, 2024, we filed a prospectus supplement to the base prospectus accompanying the 2024 Form S-3 in order to migrate the ATM Program from a prior effective registration to the 2024 Form S-3. Upon the filing of such prospectus supplement, all offers or sales under the ATM Program shall be made under the 2024 Form S-3. As of March 31, 2025, there was $112.0 million of common stock remaining available for sale under the 2022 Sales Agreement.
As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $327.8 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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

Cash Flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Continuing operations:
Net cash provided by (used in) operating activities	$161,402	$(67,046)
Net cash used in investing activities	(3,701)	(4,257)
Net cash provided by (used in) financing activities	2,484	(4,890)
Discontinued operations:
Net cash provided by (used in) operating activities	—	(233)
Net cash used in investing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$160,185	$(76,426)
Continuing operations:
Operating Activities
Net cash provided by operating activities was $161.4 million during the three months ended March 31, 2025 compared to net cash used in operating activities of $67.0 million during the three months ended March 31, 2024. The change was primarily driven by proceeds of $220.0 million received in conjunction with the settlement of the anti-trust litigation against the Defendants and an increase in cash receipts from accounts receivables partially offset by an increase in payments for programming license fees.
Investing Activities
Net cash used in investing activities was $3.7 million during the three months ended March 31, 2025 compared to $4.3 million during the three months ended March 31, 2024. The decrease was primarily driven by lower capitalization of internal use software.
Financing Activities
Net cash provided by financing activities was $2.5 million during the three months ended March 31, 2025 compared to net cash used in financing activities of $4.9 million during the three months ended March 31, 2024. The change was primarily driven by proceeds of $2.7 million received from the exercise of stock options compared to payments for financing costs of $4.6 million associated with the issuance of the 2029 Convertible Notes during the three months ended March 31, 2024.
Discontinued operations:
Operating Activities
There was no activity during the three months ended March 31, 2025 related to the wind down of Fubo Sportsbook, which was terminated in October 2022. Net cash used in operating activities was $0.2 million during the three months ended March 31, 2024.
Off-Balance Sheet Arrangements
As of March 31, 2025, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include, but are not limited to, allocating the fair value of purchase consideration issued in business acquisitions, recoverability of goodwill and intangible assets, valuation of warrants, and equity instruments and accounting for income taxes, including the valuation allowance on deferred tax assets.
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
During the three months ended March 31, 2025, we performed a qualitative assessment of goodwill impairment and concluded that it was not more-likely-than-not that the fair value was less than the carrying value.
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
There were no stock options granted during the three months ended March 31, 2025.
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

Interest Rate Risk
As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $327.8 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of March 31, 2025, we had $330.3 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.1 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2025, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.0% of the consolidated amount for the three months ended March 31, 2025. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of March 31, 2025, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
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
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Brothers Discovery, Inc. (“WBD”). On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the announced joint venture (the "Network JV") between Disney, WBD, and Fox pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On January 6, 2025, the Company entered into a settlement agreement with the Defendants to settle all claims asserted in this matter. As part of that settlement, Fubo agreed to dismiss, with prejudice, its lawsuit against the Defendants.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis, subject to approval by the court. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
We have incurred operating losses since inception. We expect that expanding our operations and pursuing growth opportunities will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors, including, without limitation, in connection with the Business Combination or other strategic investments, that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, increase marketing efforts to acquire and retain subscribers, expand into additional markets around the world, improve our operating infrastructure or merge with or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure, including the senior unsecured term loan available to us on January 5, 2026 and described elsewhere in this Quarterly Report (the “Facility”), could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants contained in the indenture governing our 2029 Convertible Notes (the “2029 notes indenture”) or in any future document governing our indebtedness, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. In addition, if the Business Combination is completed as contemplated as of the date hereof and as described elsewhere in this Quarterly Report, we will be required to offer to repurchase any of our outstanding 3.25% senior convertible notes due 2026 (the “2026 Convertible Notes”) and convertible senior secured notes due 2029 (the “2029 Convertible Notes”) at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Convertible Notes or 2029 Convertible Notes surrendered therefor.

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
As of March 31, 2025, we had $330.3 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.1 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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
We have periodically experienced significant growth rates in both the number of subscribers on our platform and revenue since our inception. As we have grown larger and increased our subscriber base, our overall rate of growth has decelerated.
In addition, our growth to date has placed significant demands on our management and on our operational and financial infrastructure, and we expect that further growth will continue to impose such demands. In order to attain and maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to subscribers, advertisers, and business partners and who can increase the monetization of our platform. Continued growth could also strain our ability to maintain reliable service levels for our customers, effectively monetize the content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we also may be unable to meet our obligations under advertising agreements with respect to the delivery of advertising or other performance obligations. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.
We have also expanded our operations internationally in recent years, and as our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments.
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
In addition, the Business Combination Agreement restricts Fubo from making certain acquisitions, entering into certain partnerships and joint ventures and taking certain other specified actions without the consent of Hulu until the Business Combination is consummated, or the Business Combination Agreement is terminated. These restrictions may prevent Fubo from pursuing otherwise attractive business opportunities and making certain other changes to its business before completion of the Business Combination or termination of the Business Combination Agreement.
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

We enter into agreements with our content providers, which have varying terms and conditions, including expiration dates. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these providers on our streaming platform. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content providers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of such channels from our streaming platform for any period of time may harm our business, including as a result of customer confusion and/or dissatisfaction regarding the change in programming available on our platform. From time to time, we experience negative subscriber impact attributable to the loss of specific content or distribution rights. If we fail to maintain our relationships with the content providers on terms favorable to us, or at all, or if these content providers face problems in delivering their content across our platform, we may lose channel partners or subscribers and our business may be harmed.
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
In addition, from time to time, we release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Any such guidance will be composed of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed, and could differ materially from, any guidance we have provided, especially in times of economic uncertainty such as the current environment. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce or withdraw our guidance for future periods, the market price of our common stock may decline.
Impairment in the carrying value of goodwill or long-lived assets could negatively affect our operating results.
We have a significant amount of goodwill and long-lived assets on our unaudited condensed consolidated balance sheet. Under generally accepted accounting principles, annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill and long-lived assets. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. If the carrying value of our reporting unit exceeds the current fair value, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.
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

Furthermore, the interpretation and application of laws, regulations, standards, contractual obligations and other obligations relating to privacy, data processing and protection, and information security are uncertain, and these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management and processing practices, our policies or procedures, or the features of our platform. We have in the past and may in the future face regulatory outreach or investigations, litigation, claims or allegations that we are in violation of these laws, regulations, standards, or contractual or other obligations. We could be required to fundamentally change our business activities and practices or modify our platform or practices to address laws, regulations, or other obligations relating to privacy, data protection, or information security, or claims or allegations that we have failed to comply with any of the foregoing, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited.
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
Holders of the 2026 Convertible Notes will have the right to require us to repurchase all or a portion of the 2026 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2026 Convertible Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2026 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. If the Business Combination is completed as contemplated as of the date hereof and as described elsewhere in this Quarterly Report, we will be required to offer to repurchase any of our outstanding 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Convertible Notes surrendered therefor.
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
Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid cash interest, if any. In addition, upon conversion of the 2029 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2029 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. If the Business Combination is completed as contemplated as of the date hereof and as described elsewhere in this Quarterly Report, we will be required to offer to repurchase any of our outstanding 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2029 Convertible Notes surrendered therefor.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	01/10/2025
3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016

3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020
3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	08/07/2023
3.1(x)	Articles of Amendment to Articles of Incorporation dated June 18, 2024	10-Q	001-39590	3.1(x)	08/06/2024
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022

4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.3	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39590	4.2	02/02/2021
4.4	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.5	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.4)	8-K	001-39590	4.2	01/02/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

#	Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: May 5, 2025	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: May 5, 2025	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)