Form 10-Q
period 2025-06-30
fuboTV Inc. /FL
filed 2025-08-11
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 342,433,118 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
fuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$283,580	$161,435
Accounts receivable, net	61,344	71,078
Prepaid sports rights	25,343	24,821
Prepaid and other current assets	16,377	16,699
Total current assets	386,644	274,033

Property and equipment, net	6,118	6,080
Restricted cash	6,148	6,137
Intangible assets, net	121,011	133,703
Goodwill	631,016	615,399
Right-of-use assets	29,956	31,837
Other non-current assets	11,493	10,239
Total assets	$1,192,386	$1,077,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,641	$67,844
Accrued expenses and other current liabilities	278,304	335,967
Notes payable	7,401	7,024
Deferred revenue	80,545	98,421
Convertible notes, net - current portion	144,130	—
Long-term borrowings - current portion	821	1,042
Current portion of lease liabilities	4,150	5,024
Total current liabilities	558,992	515,322

Convertible notes, net	187,525	332,383
Lease liabilities	31,225	32,951
Other long-term liabilities	14,285	15,990
Total liabilities	792,027	896,646

COMMITMENTS AND CONTINGENCIES (Note 14)

Shareholders’ equity:
Common stock par value $0.0001: 1,000,000,000 and 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively ; 342,386,328 and 339,144,854 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	2,237,568	2,219,002
Accumulated deficit	(1,837,333)	(2,017,796)
Non-controlling interest	(11,352)	(15,588)
Accumulated other comprehensive income (loss)	11,442	(4,870)
Total shareholders’ equity	$400,359	$180,782
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,192,386	$1,077,428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Subscription	$352,673	$362,936	$744,105	$736,650
Advertising	25,851	26,285	48,732	53,754
Other	1,444	1,744	3,417	2,908
Total revenues	379,968	390,965	796,254	793,312
Operating expenses
Subscriber related expenses	291,402	326,499	625,962	686,669
Broadcasting and transmission	10,877	15,173	23,372	29,673
Sales and marketing	29,957	35,883	66,760	79,063
Technology and development	19,259	19,349	39,404	39,389
General and administrative	24,334	20,217	52,130	38,726
Depreciation and amortization	10,138	9,519	20,046	18,780
Total operating expenses	385,967	426,640	827,674	892,300
Operating loss	(5,999)	(35,675)	(31,420)	(98,988)

Other income (expense)
Interest expense	(4,732)	(5,563)	(9,478)	(10,819)
Interest income	2,957	1,659	6,385	4,186
Amortization of debt premium, net	367	268	728	521
Gain (loss) on settlement of litigation, net	(153)	$—	219,542	—
Gain on extinguishment of debt	—	12,124	—	21,761
Other income (expense)	(314)	1,453	(495)	1,389
Total other income (expense)	(1,875)	9,941	216,682	17,038

Income (loss) from continuing operations before income taxes	(7,874)	(25,734)	185,262	(81,950)
Income tax provision	(152)	(99)	(4,800)	(212)
Net income (loss) from continuing operations	(8,026)	(25,833)	180,462	(82,162)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	—	106	—	(149)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	—	106	—	(149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	(8,026)	(25,727)	180,462	(82,311)

Less: Net (income) loss attributable to non-controlling interest	(4)	455	1	1,029
Net income (loss) attributable to common shareholders	$(8,030)	$(25,272)	$180,463	$(81,282)

Other comprehensive income (loss)
Foreign currency translation adjustment	11,115	(2,367)	16,312	(5,382)
Comprehensive income (loss) attributable to common shareholders	$3,085	$(27,639)	$196,775	$(86,664)

Net income (loss) per share - basic
Continuing operations	$(0.02)	$(0.08)	$0.53	$(0.27)
Discontinued operations	$—	$—	$—	$—
Total net income (loss) per share - basic	$(0.02)	$(0.08)	$0.53	$(0.27)

Net income (loss) per share - diluted
Continuing operations	$(0.02)	$(0.08)	$0.46	$(0.27)
Discontinued operations	$—	$—	$—	$—
Total net income (loss) per share - diluted	$(0.02)	$(0.08)	$0.46	$(0.27)

Weighted average shares outstanding:
Basic	341,683,408	311,253,856	341,372,099	305,339,121
Diluted	341,683,408	311,253,856	402,953,876	305,339,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

fuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended June 30, 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	339,144,854	34	2,219,002	(2,017,796)	(15,588)	(4,870)	$180,782
Exercise of stock options	2,150,631	—	2,700	—	—	—	2,700
Delivery of common stock underlying restricted stock units	244,312	—	—	—	—	—	—
Stock-based compensation	—	—	11,868	—	—	—	11,868
Foreign currency translation adjustment	—	—	—	—	—	5,197	5,197
Reduction in non-controlling interest	—	—	(4,237)	—	4,237	—	—
Net loss attributable to non-controlling interest	—	—	—	—	(5)	—	(5)
Net income attributable to common shareholders	—	—	—	188,493	—	—	188,493
Balance at March 31, 2025 (Unaudited)	341,539,797	34	2,229,333	(1,829,303)	(11,356)	327	389,035
Exercise of stock options	1,000	—	—	—	—	—	—
Delivery of common stock underlying restricted stock units	845,531	—	—	—	—	—	—
Stock-based compensation	—	—	8,235	—	—	—	8,235
Foreign currency translation adjustment	—	—	—	—	—	11,115	11,115
Net income attributable to non-controlling interest	—	—	—	—	4	—	4
Net loss attributable to common shareholders	—	—	—	(8,030)	—	—	(8,030)
Balance at June 30, 2025 (Unaudited)	342,386,328	34	2,237,568	(1,837,333)	(11,352)	11,442	400,359
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
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$180,462	$(82,311)
Less: Net loss from discontinued operations, net of tax	—	(149)
Net income (loss) from continuing operations	180,462	(82,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,046	18,780
Stock-based compensation	11,720	23,285
Amortization of debt premium, net	(728)	(521)
Gain on extinguishment of debt	—	(21,761)
Deferred income tax provision	4,800	212
Amortization of right-of-use assets	1,881	1,964
Other adjustments	377	341
Changes in operating assets and liabilities of business:
Accounts receivable, net	10,098	8,383
Prepaid expenses and other assets	1,365	3,736
Prepaid sports rights	(1,665)	4,862
Accounts payable	(24,775)	(37,133)
Accrued expenses and other liabilities	(55,764)	(12,518)
Deferred revenue	(18,203)	(3,812)
Lease liabilities	(2,829)	(2,576)
Net cash provided by (used in) operating activities - continuing operations	126,785	(98,920)
Net cash used in operating activities - discontinued operations	—	(629)
Net cash provided by (used in) operating activities	126,785	(99,549)

Cash flows from investing activities
Purchases of property and equipment	(714)	(316)
Capitalization of internal use software	(6,213)	(6,830)
Purchase of intangible assets	(50)	(540)
Net cash used in investing activities - continuing operations	(6,977)	(7,686)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(6,977)	(7,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
fuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	36,860
Repurchase of convertible notes	—	(14,657)
Vested restricted stock units settled for cash	—	(181)
Payments for financing costs	—	(4,657)
Proceeds from exercise of stock options	2,700	3
Repayments of notes payable and long-term borrowings	(352)	(225)
Net cash provided by financing activities - continuing operations	2,348	17,143
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	2,348	17,143

Net increase (decrease) in cash, cash equivalents and restricted cash	122,156	(90,092)
Cash, cash equivalents and restricted cash at beginning of period	167,572	251,420
Cash, cash equivalents and restricted cash at end of period	$289,728	$161,328

Supplemental disclosure of cash flows information:
Interest paid	$9,032	$5,094
Income taxes paid	$224	$120

Non-cash financing and investing activities:
Unpaid At-the-market offering costs included in accrued expenses	$—	$37
Unpaid financing costs included in accounts payable	$—	$25
Unpaid property and equipment included accounts payable	$—	$1,374
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
The Company will account for the acquisition contemplated by the Business Combination Agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).
On January 6, 2025, concurrently with the execution of the Business Combination Agreement, the Company settled its antitrust litigation (the "Antitrust Settlement") against The Walt Disney Company (“Disney”), Fox Corporation (“Fox”), and Warner Bros. Discovery, Inc. (“WBD”) and their affiliates (collectively, the “Defendants”). In conjunction therewith, the Defendants made an aggregate cash payment to the Company of $220.0 million, which has been recorded within non-operating gain on settlement of litigation, net on the accompanying statement of operations and comprehensive income (loss) during the six months ended June 30, 2025.
Revision of previously issued interim financial statements (unaudited)
During the preparation of the second quarter 2025 financial statements, management identified an error in the calculation of diluted earnings per share related to the financial statements for the three months ended March 31, 2025. Management determined that it did not properly include potential common stock equivalents related to the Company’s convertible debt instruments, stock options, and unvested restricted stock units in the weighted-average shares outstanding calculation which resulted in an overstatement of diluted earnings per share. Management determined that the error was not material to the previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2025. However, management will revise the calculation in future filings. This matter also had a corresponding impact on the Company’s disclosure of the quantity of potential common stock equivalents excluded from diluted earnings per share (as such shares were previously disclosed as excluded shares). The impact of the revision for diluted earnings per share from continuing operations (for the three months ended March 31, 2025) is as follows:

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31. 2025
	As previously reported	Adjustment	As revised

Net income (loss) attributable to common shareholders - basic	$188,493	$—	$188,493
Add: Dilutive effect of convertible notes, net (1)	$—	$2,786	$2,786
Net income attributable to common shareholders - diluted	$188,493	$2,786	$191,279

Weighted-average common shares outstanding - basic	341,059,213	—	341,059,213
Convertible notes	—	46,266,486	46,266,486
Common stock options and restricted stock units	—	16,476,388	16,476,388
Weighted-average common shares outstanding - diluted	341,564,503		403,802,087

Net income (loss) per share - diluted
Continuing operations	$0.55		$0.47
Total net income (loss) per share - diluted	$0.55		$0.47
(1) Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
Note 2 - Liquidity, Going Concern and Management Plans
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $289.7 million, a working capital deficit of $172.3 million and an accumulated deficit of $1,837.3 million as of June 30, 2025. During the six months ended June 30, 2025, the Company generated net income from continuing operations of $180.5 million, which included a $219.5 million gain on settlement of litigation, net recorded in the first quarter of 2025. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial information and pursuant to the instructions to Form 10-Q. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair statement of such interim results. Unless otherwise indicated, amounts provided in these notes pertain to continuing operations only (see Note 4 for information on discontinued operations).
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer ("CEO") is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of June 30, 2025, the streaming business.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$283,580	$161,435
Restricted cash	6,148	6,137
Total cash, cash equivalents and restricted cash	$289,728	$167,572
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
Net income (loss) per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units (under the treasury stock method) and convertible notes (under the if-converted method) on the weighted-average common shares outstanding.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$(8,026)	$(25,833)	$180,462	$(82,162)
Less: net (income) loss attributable to non-controlling interest	(4)	455	1	1,029
Net income (loss) from continuing operations available to common shareholders	(8,030)	(25,378)	180,463	(81,133)
Net income (loss) from discontinued operations, net of tax	—	106	—	(149)
Net income (loss) attributable to common shareholders - basic	$(8,030)	$(25,272)	$180,463	$(81,282)
Add: Dilutive effect of convertible notes, net (1)	—	—	5,562	—
Net income (loss) attributable to common shareholders - diluted	$(8,030)	$(25,272)	$186,025	$(81,282)

Denominator:
Weighted-average common shares outstanding - basic	341,683,408	311,253,856	341,372,099	305,339,121
Convertible notes	—	—	46,266,486	—
Common stock options and restricted stock units	—	—	15,315,291	—
Weighted-average common shares outstanding - diluted	341,683,408	311,253,856	402,953,876	305,339,121

Net income (loss) per share - basic
Continuing operations	$(0.02)	$(0.08)	$0.53	$(0.27)
Discontinued operations	$—	$—	$—	$—
Total net income (loss) per share - basic	$(0.02)	$(0.08)	$0.53	$(0.27)

Net income (loss) per share - diluted
Continuing operations	$(0.02)	$(0.08)	$0.46	$(0.27)
Discontinued operations	$—	$—	$—	$—
Total net income (loss) per share - diluted	$(0.02)	$(0.08)	$0.46	$(0.27)
(1) Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants to purchase common stock	166,667	166,670	166,667	166,670
Stock options	16,597,598	18,859,624	14,964,036	18,859,624
Unvested restricted stock units	33,072,678	23,066,094	2,113,384	23,066,094
Convertible notes variable settlement feature	48,771,938	49,115,898	2,505,452	49,115,898
Total	98,608,881	91,208,286	19,749,539	91,208,286
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
During the three and six months ended June 30, 2024, net income (loss) from Fubo Gaming's discontinued operations consists of $0.1 million net income and $0.1 million net loss, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2024, $14.0 million of Fubo Gaming liabilities that are guaranteed by the Company were transferred to the streaming business.
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following tables summarize subscription revenue and advertising revenue by region:
Subscription

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States and Canada (North America)	$344,356	$354,887	$727,792	$720,457
Rest of world	8,317	8,049	16,313	16,193
Total subscription revenues	$352,673	$362,936	$744,105	$736,650
Advertising

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States and Canada (North America)	$25,474	$26,028	$48,001	$53,253
Rest of world	377	257	731	501
Total advertising revenues	$25,851	$26,285	$48,732	$53,754
Contract balances
For the three and six months ended June 30, 2025 and 2024, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of June 30, 2025, and December 31, 2024, the Company’s contract liabilities totaled approximately $80.5 million and $98.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized as revenue within the next month. The remaining deferred revenue balance is expected to be recognized as revenue within the next twelve months. Given the nature of the Company's revenue arrangements, substantially all of the contract liability balance at the beginning of the period was recognized during the six months ended June 30, 2025 and 2024, respectively.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and equipment, net
The table below summarizes the Company’s property and equipment, net (in thousands):

	Useful Life (Years)	June 30, 2025	December 31, 2024
Furniture and fixtures	5	$919	$693
Computer equipment	3-5	7,000	6,431
Leasehold improvements	Term of lease	5,346	5,304
		13,265	12,428
Less: Accumulated depreciation		(7,147)	(6,348)
Total property and equipment, net		$6,118	$6,080
Depreciation expense totaled approximately $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively.
Depreciation expense totaled approximately $0.7 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets(in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	June 30, 2025
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	3.7	38,900	(22,985)	15,915
Capitalized internal use software	3	1.4	43,451	(21,878)	21,573
Software and technology	3 - 9	3.6	197,801	(114,278)	83,523
Total			$280,152	$(159,141)	$121,011

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	4.2	38,822	(20,784)	18,038
Capitalized internal use software	3	1.8	37,238	(16,087)	21,151
Software and technology	3 - 9	4.1	196,821	(102,307)	94,514
Total			$272,881	$(139,178)	$133,703
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years. The Company recorded amortization expense related to the above intangible assets of approximately $9.8 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $19.3 million and $18.1 million for the six months ended June 30, 2025 and 2024, respectively.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2025	$19,692
2026	37,370
2027	31,311
2028	26,318
2029	6,320
Total	$121,011
Goodwill
The following table is a summary of the changes to goodwill for the six months ended June 30, 2025 (in thousands):

Balance - December 31, 2024	$615,399
Foreign currency translation adjustment	15,617
Balance - June 30, 2025	$631,016
Goodwill includes a cumulative impairment charge of $148.1 million as of June 30, 2025 related to the historical FaceBank reporting unit.
Note 8 – Accounts Payable, Accrued Expenses, and Other Long-term Liabilities
Accounts payable, accrued expenses, and other long-term liabilities are presented below (in thousands):

	June 30, 2025	December 31, 2024
Affiliate fees	$233,857	$283,953
Broadcasting and transmission	8,598	10,921
Selling and marketing	7,743	22,580
Accrued compensation	9,654	11,726
Legal and professional fees	15,015	14,500
Income tax payable	4,866	315
Sales tax	28,929	33,752
Guaranteed liabilities of Fubo Gaming	11,775	12,488
Accrued interest	6,767	6,772
Subscriber related	1,592	1,568
Shares settled liability	—	8,424
Other	7,434	12,802
Total	$336,230	$419,801

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Income Taxes
The following table presents income tax provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision	(152)	(99)	(4,800)	(212)
Effective tax rate	1.93%	0.38%	2.59%	0.26%
During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $0.2 million and $4.8 million, respectively. The income tax provision for the six months ended June 30, 2025 included a discrete tax expense of $5.3 million related to the Antitrust Settlement and stock-based compensation expense. The Antitrust Settlement was treated as an infrequent and unusual item and the tax impact reported discretely during the six months ended June 30, 2025. The effective tax rate was 1.93% on pre-tax loss of $7.9 million and 2.59% on pre-tax income of $185.3 million. The effective tax rate differs from the U.S. Statutory rate of 21% as a result of the discrete item related to the Antitrust Settlement and changes in the Company's valuation allowance.
During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively and the effective tax rate was 0.26% on pre-tax loss of $25.7 million and $82.0 million, respectively. The effective tax rate differs from the U.S. Statutory rate of 21% as a result of changes in the Company's valuation allowance.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years which is a significant piece of negative evidence to overcome. During the three and six months ended June 30, 2025, there have been no changes in the Company’s valuation allowance assessment from December 31, 2024. The Company maintains a full valuation allowance on all its U.S., French, and Spanish deferred tax assets as the Company concluded that such deferred tax assets are not realizable on a more-likely-than-not basis.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025. The Company is currently evaluating the impact of OBBBA on the consolidated financial statements.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	June 30, 2025
2026 Convertible Notes	3.25%	$144,765	$—	$(635)	$144,130
2029 Convertible Notes	7.5%	177,506	—	10,019	$187,525
Note payable	10.0%	2,700	4,661	—	7,361
Bpifrance	2.25%	821	—	—	821
Other	4.0%	30	10	—	40
		$325,822	$4,671	$9,384	$339,877

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	December 31, 2024
2026 Convertible Notes	3.25%	$144,765	$—	$(1,132)	$143,633
2029 Convertible Notes	7.5%	177,506	—	11,244	$188,750
Note payable	10.0%	2,700	4,284	—	$6,984
Bpifrance	2.25%	1,042	—	—	$1,042
Other	4.0%	30	10	—	40
		$326,043	$4,294	$10,112	$340,449
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three and six months ended June 30, 2024, the Company completed the repurchase of $27.0 million principal amount of the 2026 Convertible Notes with a net book value of $26.7 million for $14.7 million resulting in a gain of $12.1 million, which is included in gain on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss).
During the three months ended June 30, 2024, the Company paid approximately $0.3 million of interest expense in connection with the 2026 Convertible Notes. There was no interest expense paid during the three months ended June 30, 2025.
During the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $0.3 million and $0.3 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
During the six months ended June 30, 2025 and 2024, the Company paid approximately $2.4 million and $3.4 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.5 million and $0.6 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
The fair value (Level 2) of the 2026 Convertible Notes was $141.2 million and $111.8 million as of June 30, 2025 and December 31, 2024, respectively.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended June 30, 2025 and 2024, the Company recorded amortization income of $0.6 million and $0.6 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
During the six months ended June 30, 2025 and 2024, the Company paid approximately $6.7 million and $1.6 million, respectively, of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $1.2 million and $1.1 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
The fair value (Level 2) of the 2029 Convertible Notes was $224.2 million and $161.7 million as of June 30, 2025 and December 31, 2024, respectively.
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $4.3 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of June 30, 2025 and December 31, 2024, including interest and penalties, is $7.4 million and $7.0 million, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.
Bpifrance
In December 2021, the Company assumed through the acquisition of Molotov, $2.4 million in notes bearing interest rates of 2.25% per annum. During the six months ended June 30, 2025 and 2024, the Company made principal payments of $0.3 million and $0.3 million, respectively. As of June 30, 2025 and December 31, 2024, the principal balance totaled approximately $0.8 million and $1.0 million, respectively, and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheets.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former CEO, John Textor, bearing interest at the rate of 4.0% per annum. As of June 30, 2025 and December 31, 2024, the principal balance and accrued interest totaled approximately $40,000 and $40,000, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 11 – Segments and Geographic Information
The Company has one operating segment as of June 30, 2025 and 2024, the streaming business. Substantially all of the tangible long-lived assets are located in the United States.
Total revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$363,751	$376,010	$763,017	$762,793
Rest of world	16,217	14,955	33,237	30,519
Total revenue	$379,968	$390,965	$796,254	$793,312
The Company’s method for measuring profitability includes gross profit and net income (loss) from continuing operations, which the CODM uses to assess performance and make decisions for resource allocation. Gross Profit is defined as revenue less subscriber related expenses and broadcasting and transmission. Net income (loss) from continuing operations is consistent with the measurement principals for net income (loss) from continuing operations as reported on the Company’s consolidated statement of operations and comprehensive income (loss).
The following table provides the significant expenses and gross profit with a reconciliation to net income (loss) from continuing operations for the periods indicated, which are regularly reviewed by the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$379,968	$390,965	$796,254	$793,312
Gross profit (1)	77,689	49,293	146,920	76,970
Significant expenses:
Sales and marketing (2)	27,806	31,213	67,810	69,686
Technology and development (2)	16,624	16,718	33,489	32,880
General and administrative (2)	20,883	17,289	45,363	31,485
Other segment (income) expenses (3)	20,402	9,906	(180,204)	25,081
Net income (loss) from continuing operations	(8,026)	(25,833)	180,462	(82,162)
(1) Gross profit is calculated as total revenue less Subscriber related expenses and Broadcasting and transmission expenses.
(2) Sales and marketing, Technology and development, and General and administrative expense categories regularly provided to the CODM exclude stock-based compensation.
(3) Other segment expenses include depreciation and amortization, stock-based compensation expense, interest expense, interest income, amortization of debt premium, net, gain on settlement of litigation, net, gain on extinguishment of debt, other income (expense) and provision for income taxes.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 12 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following (in thousands):

	Fair value measured at June 30, 2025
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$233,120	$—	$—	$233,120
Total financial assets at fair value	$233,120	$—	$—	$233,120

	Fair value measured at December 31, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$111,130	$—	$—	$111,130
Total financial assets at fair value	$111,130	$—	$—	$111,130
There were no liabilities from continuing operations measured at fair value as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, there was $112.0 million remaining available for sale under the Sales Agreement.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscriber related	$19	$79	$88	$158
Sales and marketing	2,151	4,670	(1,050)	9,377
Technology and development	2,635	2,631	5,915	6,509
General and administrative	3,451	2,928	6,767	7,241
Total stock-based compensation expense	$8,256	$10,308	$11,720	$23,285
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. On June 17, 2025, the Company further amended the 2020 Plan to, among other things, increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 20,000,000 shares. As of June 30, 2025, there are 27,565,801 shares available for future issuance under the 2020 Plan.
On August 3, 2022, August 7, 2023, and August 5, 2024, the Company's board of directors (the "Board") adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan") and the 2024 Employment Inducement Equity Incentive Plan (the “2024 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of June 30, 2025, there are no shares available for future issuance under the 2022 Plan and 2023 Plan, and there are 2,826,840 shares available for future issuance under the 2024 Plan.
Time-based Stock Options
A summary of time-based stock option activity for the six months ended June 30, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	10,196,232	$6.13	$1,036	4.4
Exercised	(2,151,631)	$1.31
Forfeited or expired	(300)	$9.98
Outstanding as of June 30, 2025	8,044,301	$7.42	$3,480	4.1

Options vested and exercisable as of June 30, 2025	7,726,114	$7.66	$2,894	4.4

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted during the three and six months ended June 30, 2025 and 2024. Time-based stock options generally vest annually over one-year (in the case of annual grants to directors) to four-years (in the case of grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date.
As of June 30, 2025, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.3 million to be recognized over a weighted average period of 1.7 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the six months ended June 30, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	4,453,297	$12.75	$—	2.7
Outstanding as of June 30, 2025	4,453,297	$12.75	$—	2.2

Options vested and exercisable as of June 30, 2025	3,994,964	$11.96	$—	2.1
There were no market and service-based options granted during the six months ended June 30, 2025 and 2024.
As of June 30, 2025, there was no unrecognized stock-based compensation expense for market and service-based stock options.
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

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	26,709,357	$2.47
Granted	3,356,913	$1.50
Vested	(1,089,843)	$3.15
Forfeited or expired	(1,503,652)	$2.69
Unvested at June 30, 2025	27,472,775	$2.31
During the six months ended June 30, 2025, the Company granted 3,356,913 time-based restricted stock units which generally vest annually over one-year (in the case of annual grants to directors) to four-years (in the case of grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $5.0 million.
As of June 30, 2025, the unrecognized stock-based compensation related to time-based restricted stock units totaled $48.1 million, had an aggregate intrinsic value of approximately $106.0 million, and a weighted average remaining contractual term of 2.5 years.
Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	3,031,828	$5.61
Granted	1,263,273	$3.01
Unvested at June 30, 2025	4,295,101	$4.85
During the six months ended June 30, 2025, the Company granted an aggregate of 1,263,273 PRSUs with a grant date fair value of $3.8 million to certain executives which vest upon the achievement of certain established performance metrics. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds.
During the three months ended June 30, 2025 and 2024, the Company recognized aggregate stock-based compensation expense of $1.6 million and $1.1 million, respectively, related to these PRSUs.
During the six months ended June 30, 2025 and 2024, the Company recognized aggregate stock-based compensation expense of $3.2 million and $2.2 million, respectively, related to these PRSUs. As of June 30, 2025, aggregate unrecognized stock-based compensation related to these PRSUs totaled $6.0 million.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Restricted Stock Units
A summary of the Company’s market and service-based restricted stock unit activity during the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	1,304,802	$2.81
Unvested at June 30, 2025	1,304,802	$2.81
During the six months ended June 30, 2025, the Company granted an aggregate of 1,304,802 market and service condition based restricted stock units with a grant date fair value of $3.7 million to the CEO which vest upon the achievement of certain established market and service conditions. Compensation cost related to the restricted stock units will be recognized over the requisite service period. During the three and six months ended June 30, 2025, the stock-based compensation expense was not material. As of June 30, 2025, aggregate unrecognized stock-based compensation related to these restricted stock units totaled $3.7 million.
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
The shares of the Company’s common stock were issued as consideration for the MEP Framework Agreement. The Company accounted for the MEP RSA Agreement pursuant to the non-employee guidance in ASC 718, Compensation – Stock Compensation.
Stock-based compensation cost for MEP Project restricted stock awards (the "MEP Project RSAs") totaled approximately $23.0 million measured as the fair value of the 1,600,000 shares issued for the first tranche issued on August 12, 2022, at $7.0 million, plus the fixed monetary amount of $8.0 million settleable in shares on August 2, 2023, and the fixed monetary amount of $8.0 million, settleable in shares on August 2, 2024. Compensation cost is recognized on a straight-line basis over the term of the three-year service period as if the Company paid cash for the services. The second two tranches are liability classified because they are a fixed monetary amount, settleable in shares. As compensation cost is recognized for these tranches, a corresponding credit to shares settled liabilities was recorded and reclassified to equity upon issuance of the related shares.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2025, the Company reversed $8.4 million of stock-based compensation expense recorded in prior periods and $8.4 million of shares settled liability in connection with the forfeiture of the third tranche.
Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant is exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date. The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. The expense recognized during the three and six months ended June 30, 2024 was immaterial. There was no expense recognized during the three and six months ended June 30, 2025. There was no unrecognized expense outstanding as of June 30, 2025.
A summary of the Company’s outstanding warrants as of June 30, 2025, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	166,670	$17.40	$—	7.6
Forfeited or expired	(3)	$133,500.00
Outstanding as of June 30, 2025	166,667	$15.00	$—	7.1
There were no warrants granted during the three and six months ended June 30, 2025 and 2024.
Note 14 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating leases
Operating lease cost	$1,761	$1,752	$3,526	$3,508
Other lease cost	231	190	471	414
Operating lease expense	1,992	1,942	3,997	3,922
Total rent expense	$1,992	$1,942	$3,997	$3,922
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$1,761	$2,093	$3,526	$4,182
Weighted average remaining lease term - operating leases	9.5	9.7	9.5	9.7
Weighted average discount rate - operating leases	7.7%	7.8%	7.7%	7.8%

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2025	$3,602
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Year Ended December 31, 2029	4,403
Thereafter	27,334
Total	50,564
Less present value discount	(15,189)
Operating lease liabilities	$35,375
Other Contractual Obligations
Annual Sponsorship Agreements
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):

2025	$1,650
2026	3,325
2027	3,425
2028	3,525
2029	3,575
Thereafter	9,150
Total	$24,650
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows (in thousands):

2025	$17,370
2026	32,018
2027	23,558
2028	4,583
Total	$77,529
During the six months ended June 30, 2025, the Company made upfront payments totaling approximately $23.6 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheets.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Contingencies
The Company is subject to certain inquiries, investigations, legal proceedings and claims that arise from time to time in the ordinary course of its business, including relating to business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the financial statements taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal expenses associated with any contingency are expensed as incurred.
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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes ("IPR") review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions. Those requests are pending. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
After filing its IPR petitions, fuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five then-instituted patents and any appeals therefrom, and ordered that the stay would remain in place for the duration of any instituted IPRs and appeals therefrom on the remaining three patents. On December 5, 2024, the parties informed the Court that the PTAB instituted review for the remaining three patents. Currently, the case is fully stayed pending the instituted IPRs.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

fuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Bros. Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Bros. Discovery, Inc. (“WBD”). On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the announced joint venture (the "Network JV") between Disney, WBD, and Fox pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On January 6, 2025, the Company entered into a settlement agreement with the Defendants to settle all claims asserted in this matter and received a cash payment of $220.0 million. As part of that settlement, Fubo agreed to dismiss, with prejudice, its lawsuit against the Defendants.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis for $3,400,000. The court preliminarily approved the settlement agreement on May 29, 2025, and the final approval hearing is scheduled for October 6, 2025. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. The Perez case was also voluntarily dismissed on May 22, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

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
Net income (loss) from discontinued operations
The net income (loss) from discontinued operations primarily consists of operating expenses related to the wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and re-evaluation of certain contract termination costs.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Subscription	$352,673	$362,936	$744,105	$736,650
Advertising	25,851	26,285	48,732	53,754
Other	1,444	1,744	3,417	2,908
Total revenues	379,968	390,965	796,254	793,312
Operating expenses
Subscriber related expenses	291,402	326,499	625,962	686,669
Broadcasting and transmission	10,877	15,173	23,372	29,673
Sales and marketing	29,957	35,883	66,760	79,063
Technology and development	19,259	19,349	39,404	39,389
General and administrative	24,334	20,217	52,130	38,726
Depreciation and amortization	10,138	9,519	20,046	18,780
Total operating expenses	385,967	426,640	827,674	892,300
Operating loss	(5,999)	(35,675)	(31,420)	(98,988)

Other income (expense)
Interest expense	(4,732)	(5,563)	(9,478)	(10,819)
Interest income	2,957	$1,659	6,385	4,186
Amortization of debt premium, net	367	268	728	521
Gain (loss) on settlement of litigation, net	(153)	$—	219,542	—
Gain on extinguishment of debt	—	12,124	—	21,761
Other income (expense)	(314)	1,453	(495)	1,389
Total other income (expense)	(1,875)	9,941	216,682	17,038

Income (loss) from continuing operations before income taxes	(7,874)	(25,734)	185,262	(81,950)
Income tax provision	(152)	(99)	(4,800)	(212)
Net income (loss) from continuing operations	$(8,026)	$(25,833)	$180,462	$(82,162)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	—	106	—	(149)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	—	106	—	(149)

Net income (loss)	(8,026)	(25,727)	180,462	(82,311)

Revenue, net
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized revenues of $380.0 million compared to $391.0 million during the three months ended June 30, 2024. The decrease of $11.0 million was primarily due to a decrease in subscription revenue of $10.3 million, comprising $13.5 million from decreases in our subscriber base, offset by $3.2 million from increases in subscription package prices and attachments sold. Advertising revenue decreased $0.4 million primarily due to a decrease in number of impressions sold offset by a slight increase in CPMs. Other revenue decreased $0.3 million due to the expiration of certain contracts for distribution and carriage fees.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized revenues of $796.3 million compared to $793.3 million during the six months ended June 30, 2024. The increase of $2.9 million was primarily due to an increase in subscription revenue of $7.5 million, comprising $13.2 million from increases in subscription package prices and attachments sold, offset by $5.7 million from decreases in our subscriber base. Advertising revenue decreased $5.0 million primarily due to a decrease in number of impressions sold and CPMs. Other revenue increased $0.5 million due to new contracts for distribution and carriage fees.
Subscriber related expenses
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized subscriber related expenses of $291.4 million compared to $326.5 million during the three months ended June 30, 2024. The decrease of $35.1 million was primarily due to a decrease in subscribers and the expiration of certain content agreements that were not renewed.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized subscriber related expenses of $626.0 million compared to $686.7 million during the six months ended June 30, 2024. The decrease of $60.7 million was primarily due to a decrease in subscribers and the expiration of certain content agreements that were not renewed.
Broadcasting and transmission
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized broadcasting and transmission expenses of $10.9 million compared to $15.2 million during the three months ended June 30, 2024. The decrease of $4.3 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company during 2024 to optimize our cloud infrastructure.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized broadcasting and transmission expenses of $23.4 million compared to $29.7 million during the six months ended June 30, 2024. The decrease of $6.3 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company during 2024 to optimize our cloud infrastructure.
Sales and marketing
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized sales and marketing expenses of $30.0 million compared to $35.9 million during the three months ended June 30, 2024. The decrease of $5.9 million was primarily due to a $2.5 million decrease in stock-based compensation expense and a $4.1 million decrease in marketing expenses.

Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized sales and marketing expenses of $66.8 million compared to $79.1 million during the six months ended June 30, 2024. The decrease of $12.3 million was primarily due to a $10.4 million decrease in stock-based compensation expense and a $2.0 million decrease in marketing expenses.
Technology and development
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized technology and development expenses of $19.3 million, flat to $19.3 million during the three months ended June 30, 2024.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized technology and development expenses of $39.4 million, flat to $39.4 million during the six months ended June 30, 2024.
General and Administrative
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, general and administrative expenses totaled $24.3 million compared to $20.2 million during the three months ended June 30, 2024. The increase of $4.1 million was primarily due to a $3.2 million increase in legal and professional fees associated with the Business Combination, a $0.4 million increase in payroll expense and a $0.6 million increase in stock based-compensation expense.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, general and administrative expenses totaled $52.1 million compared to $38.7 million during the six months ended June 30, 2024. The increase of $13.4 million was primarily due to a $11.6 million increase in legal and professional fees associated with the Business Combination and a $2.5 million increase in payroll expense, partially offset by a $0.4 million decrease in stock based-compensation expense.
Depreciation and amortization
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized depreciation and amortization expenses of $10.1 million compared to $9.5 million during the three months ended June 30, 2024. The increase of $0.6 million was primarily due to an increase in the amortization of capitalized internal use software.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized depreciation and amortization expenses of $20.0 million compared to $18.8 million during the six months ended June 30, 2024. The increase of $1.3 million was primarily due to an increase in the amortization of capitalized internal use software.
Other Income (Expense)
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized $1.9 million of other expense, net compared to $9.9 million of other income, net during the three months ended June 30, 2024. The change of $11.8 million was primarily due to a $12.1 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Convertible Notes with the 2029 Convertible Notes recognized during 2024.

Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized $216.7 million of other income, net compared to $17.0 million of other income, net during the six months ended June 30, 2024. The change of $199.6 million was primarily due to a $220.0 million gain on settlement of litigation related to the antitrust litigation against Disney, Fox, and WBD and their affiliates in January 2025 (the "Antitrust Settlement") and an increase of $2.2 million in interest income, whereas during 2024, we recognized $21.8 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Convertible Notes with the 2029 Convertible Notes.
Income tax provision
Three Months Ended June 30, 2025 and 2024
During the three months ended June 30, 2025, we recognized an income tax provision of $0.2 million, essentially flat to $0.1 million during the three months ended June 30, 2024. The Company has not provided any income tax benefit relating to its current operating losses in France and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Six Months Ended June 30, 2025 and 2024
During the six months ended June 30, 2025, we recognized an income tax provision of $4.8 million compared to $0.2 million during the six months ended June 30, 2024. The change of $4.6 million was primarily driven by pre-tax income primarily as a result of the Antitrust Settlement. The Company has not provided any income tax benefit relating to its current operating losses in France and Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Net income (loss) from discontinued operations, net of tax
Three Months Ended June 30, 2025 and 2024
There was no activity during the three months ended June 30, 2025. During the three months ended June 30, 2024, we recognized a net loss of $0.1 million due to the change in impact from the re-evaluation of certain contract termination costs. We discontinued the operations of our wagering business in October 2022.
Six Months Ended June 30, 2025 and 2024
There was no activity during the six months ended June 30, 2025. During the six months ended June 30, 2024, we recognized a net loss of $0.1 million due to the change in impact from the re-evaluation of certain contract termination costs. We discontinued the operations of our wagering business in October 2022.
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
We had 1.4 million and 1.5 million paid subscribers in the United States and Canada ("North America" or "NA") as of June 30, 2025 and 2024, respectively, and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of June 30, 2025 and 2024.

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
Our Gross Profit was $77.7 million and $49.3 million for the three months ended June 30, 2025 and 2024, respectively. Our Gross Margin was 20.4% and 12.6% for the same periods, respectively.
Our Gross Profit was $146.9 million and $77.0 million for the six months ended June 30, 2025 and 2024, respectively. Our Gross Margin was 18.5% and 9.7% for the same periods, respectively.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 14 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of June 30, 2025, including lease obligations and sponsorship agreements.
Our primary sources of cash are receipts from subscription and advertising revenue. Historically, we have also received proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees.
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

We have an effective shelf registration statement on Form S-3 (No. 333-277677) filed with the SEC on March 5, 2024 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3. On August 6, 2024, we filed a prospectus supplement to the base prospectus accompanying the 2024 Form S-3 in order to migrate the ATM Program from a prior effective registration to the 2024 Form S-3. Upon the filing of such prospectus supplement, all offers or sales under the ATM Program shall be made under the 2024 Form S-3. As of June 30, 2025, there was $112.0 million of common stock remaining available for sale under the 2022 Sales Agreement.
As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $289.7 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM Program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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

Cash Flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Continuing operations:
Net cash provided by (used in) operating activities	$126,785	$(98,920)
Net cash used in investing activities	(6,977)	(7,686)
Net cash provided by financing activities	2,348	17,143
Discontinued operations:
Net cash provided by (used in) operating activities	—	(629)
Net cash used in investing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$122,156	$(90,092)
Continuing operations:
Operating Activities
Net cash provided by operating activities was $126.8 million during the six months ended June 30, 2025 compared to net cash used in operating activities of $98.9 million during the six months ended June 30, 2024. The change was primarily driven by proceeds of $220.0 million received from the Antitrust Settlement and an increase in cash receipts from accounts receivables partially offset by an increase in payments for programming license fees.
Investing Activities
Net cash used in investing activities was $7.0 million during the six months ended June 30, 2025 compared to $7.7 million during the six months ended June 30, 2024. The decrease was primarily driven by lower capitalization of internal use software.
Financing Activities
Net cash provided by financing activities was $2.3 million during the six months ended June 30, 2025 compared to net cash provided by financing activities of $17.1 million during the six months ended June 30, 2024. The change was primarily driven by proceeds of $2.7 million received from the exercise of stock options compared to proceeds of $36.7 million received from ATM sales offset by payments of $14.7 million for the repurchase of the 2026 Convertible Notes and $4.7 million associated with the issuance of the 2029 Convertible Notes during the six months ended June 30, 2024.
Discontinued operations:
Operating Activities
There was no activity during the six months ended June 30, 2025 related to the wind down of Fubo Sportsbook, which was terminated in October 2022. Net cash used in operating activities was $0.6 million during the six months ended June 30, 2024.
Off-Balance Sheet Arrangements
As of June 30, 2025, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"or "U.S. GAAP"). The preparation of these unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include, but are not limited to, allocating the fair value of purchase consideration issued in business acquisitions, recoverability of goodwill and intangible assets, valuation of warrants, and equity instruments and accounting for income taxes, including the valuation allowance on deferred tax assets.
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
During the three and six months ended June 30, 2025, we performed a qualitative assessment of goodwill impairment and concluded that it was not more-likely-than-not that the fair value was less than the carrying value.
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
There were no stock options granted during the six months ended June 30, 2025.
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

Interest Rate Risk
As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $289.7 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of June 30, 2025, we had $330.5 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.2 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2025, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.3% and 2.1% of the consolidated amount for the three and six months ended June 30, 2025, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of June 30, 2025, a hypothetical 10% weakening of the euro relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot fuboTV Media’s motion to dismiss. fuboTV Media also filed petitions for inter partes ("IPR") review on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions. Those requests are pending. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
After filing its IPR petitions, fuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five then-instituted patents and any appeals therefrom, and ordered that the stay would remain in place for the duration of any instituted IPRs and appeals therefrom on the remaining three patents. On December 5, 2024, the parties informed the Court that the PTAB instituted review for the remaining three patents. Currently, the case is fully stayed pending the instituted IPRs.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
FuboTV Inc. and FuboTV Media Inc. vs. The Walt Disney Company, ESPN, Inc., ESPN Enterprises, Inc., Hulu, LLC, Fox Corporation, and Warner Bros. Discovery, Inc.
On February 20, 2024, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York asserting federal and state antitrust claims against The Walt Disney Company (“Disney”), ESPN, Inc. and ESPN Enterprises, Inc. (collectively, “ESPN”), Hulu, LLC (“Hulu”), Fox Corporation (“Fox”), and Warner Bros. Discovery, Inc. (“WBD”). On April 8, 2024, the Company filed a motion for preliminary injunction (“PI Motion”) seeking to enjoin the launch of the announced joint venture (the "Network JV") between Disney, WBD, and Fox pending the outcome of the lawsuit. On August 16, 2024, after a five-day hearing, the district court granted the Company’s PI Motion. On January 6, 2025, the Company entered into a settlement agreement with the Defendants to settle all claims asserted in this matter. As part of that settlement, Fubo agreed to dismiss, with prejudice, its lawsuit against the Defendants.

Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis for $3,400,000. The court preliminarily approved the settlement agreement on May 29, 2025, and the final approval hearing is scheduled for October 6, 2025. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. The Perez case was also voluntarily dismissed on May 22, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

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
As of June 30, 2025, we had $330.5 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.2 million. Additionally, the terms of the 2029 notes indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition or results of operations may be adversely impacted. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate. In 2022, the U.S. enacted the Inflation Reduction Act, which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The recently enacted One Big Beautiful Bill Act (“OBBBA”) introduced additional reforms, including by permanently extending certain provisions of the Tax Cuts and Jobs Act. Furthermore, governmental agencies in domestic and international jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development, have recently focused on issues related to the taxation of multinational corporations (such as “base erosion and profit shifting”) and proposed potential changes to existing legislation (such as the imposition of minimum taxes). We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)

2025 Employment Inducement Equity Incentive Plan

On August 8, 2025, the Board approved the adoption of the 2025 Employment Inducement Equity Incentive Plan (the "2025 Inducement Plan"), which was adopted without shareholder approval pursuant to Rule 303A.08 of the NYSE Listed Company Manual. The 2025 Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the Company's 2020 Equity Incentive Plan, as amended and restated, including with respect to treatment of equity awards in the event of a merger or "Change in Control" as defined under the 2025 Inducement Plan, but with such other terms and conditions intended to comply with the NYSE inducement award exception or to comply with the NYSE acquisition and merger exception. In accordance with Rule 303A.08 of the NYSE Listed Company Manual, awards under the 2025 Inducement Plan may only be made as an inducement material to the individuals' entry into employment with the Company, or, to the extent permitted by Rule 303A.08 of the NYSE Listed Company Manual, in connection with a merger or acquisition. The Board has reserved an initial total of 3,000,000 shares of the Company's common stock for issuance under the 2025 Inducement Plan. The foregoing description of the 2025 Inducement Plan is not complete and is qualified in its entirety by reference to the full text of the 2025 Inducement Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

(b) None.

(c) During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	01/10/2025

3.1(a)	Articles of Incorporation dated February 20, 2009	S-1	333-176093	3.1(i)	08/05/2011
3.1(b)	Articles of Amendment to Articles of Incorporation dated October 5, 2010	S-1	333-176093	3.1(ii)	08/05/2011
3.1(c)	Articles of Amendment to Articles of Incorporation dated December 31, 2014	10-K	000-55353	3.1(iii)	03/31/2015
3.1(d)	Articles of Amendment to Articles of Incorporation dated January 11, 2016	8-K	000-55353	3.1	01/29/2016
3.1(e)	Certificate of Designation of Series A Preferred Stock dated June 23, 2016	8-K	000-55353	4.1	06/28/2016
3.1(f)	Certificate of Designation of Series B Preferred Stock dated June 23, 2016	8-K	000-55353	4.2	06/28/2016
3.1(g)	Certificate of Designation of Series C Preferred Stock dated July 21, 2016	8-K	000-55353	4.1	07/26/2016
3.1(h)	Second Amended Certificate of Designation of Series C Preferred Stock dated March 3, 2017	8-K	000-55353	3.1	03/06/2017
3.1(i)	Articles of Amendment to Articles of Incorporation dated October 17, 2017	8-K	000-55353	3.1	12/05/2017
3.1(j)	Certificate of Designation of Preferences and Rights of Series X Convertible Preferred Stock dated August 3, 2018	8-K	000-55353	3.1	08/06/2018
3.1(k)	Articles of Amendment to Articles of Incorporation dated September 9, 2019	8-K	000-55353	3.1	09/11/2019
3.1(l)	Articles of Amendment to Articles of Incorporation dated March 16, 2020	8-K	000-55353	3.1	03/23/2020
3.1(m)	Certificate of Designation of Series AA Convertible Preferred Stock dated March 20, 2020	8-K	000-55353	3.2	03/23/2020
3.1(n)	Articles of Amendment to Articles of Incorporation dated September 29, 2016	10-Q	000-55353	3.1(n)	07/06/2020
3.1(o)	Articles of Amendment to Articles of Incorporation dated January 9, 2017	10-Q	000-55353	3.1(o)	07/06/2020
3.1(p)	Articles of Amendment to Articles of Incorporation dated May 11, 2017	10-Q	000-55353	3.1(p)	07/06/2020
3.1(q)	Articles of Amendment to Articles of Incorporation dated February 12, 2018	10-Q	000-55353	3.1(q)	07/06/2020
3.1(r)	Articles of Amendment to Articles of Incorporation dated January 29, 2019	10-Q	000-55353	3.1(r)	07/06/2020
3.1(s)	Articles of Amendment to Articles of Incorporation dated July 12, 2019	10-Q	000-55353	3.1(s)	07/06/2020
3.1(t)	Articles of Amendment to Articles of Incorporation dated August 10, 2020	8-K	000-55353	3.1	08/13/2020

3.1(u)	Articles of Amendment to Articles of Incorporation dated September 29, 2020	S-1	333-249783	3.1(u)	10/30/2020
3.1(v)	Articles of Amendment to Articles of Incorporation dated June 9, 2022	S-3	333-266557	3.1(v)	08/05/2022
3.1(w)	Articles of Amendment to Articles of Incorporation dated June 15, 2023	10-Q	001-39590	3.1(w)	08/07/2023
3.1(x)	Articles of Amendment to Articles of Incorporation dated June 18, 2024	10-Q	001-39590	3.1(x)	08/06/2024
3.2	Amended and Restated Bylaws of the Company, dated March 1, 2022	8-K	001-39590	3.1	03/02/2022
4.1	Form of Common Stock Certificate	10-K	001-39590	4.1	03/25/2021
4.2	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.3	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39590	4.2	02/02/2021
4.4	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.5	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.4)	8-K	001-39590	4.2	01/02/2024
10.1	fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan					*
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan (standard)					*
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan (key employee)					*
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan					*
10.5	fuboTV Inc. 2020 Equity Incentive Plan, as amended and restated	8-K	001-39590	10.1	06/18/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 11, 2025	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 11, 2025	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)