Form 10-Q
period 2025-09-30
FuboTV Inc.
filed 2025-11-03
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number: 001-39590
FuboTV Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-4330545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, NY	10104
(Address of Principal Executive Offices)	(Zip Code)
(212) 672-0055
(Registrant’s Telephone Number, Including Area Code)
Former Name: fuboTV Inc.
Former Fiscal Year: December 31
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FUBO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 342,724,309 shares of the registrant's Class A common stock, par value $0.0001 per share, and 947,910,220 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

1

FuboTV Inc.

		Page

	PART I - FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

	PART II - OTHER INFORMATION	49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3.	Defaults Upon Senior Securities	92

Item 4.	Mine Safety Disclosures	92

Item 5.	Other Information	92

Item 6.	Exhibits	93

Signatures		96
i

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “FuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer (i) prior to the consummation of the Conversion and Business Combination (each as defined below), to fuboTV Inc., a Florida corporation, and its consolidated subsidiaries, and (ii) after the consummation of the Conversion and Business Combination, to FuboTV Inc., a Delaware corporation, and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, strategic partnerships, impacts of the dissolution of our gaming business, the Business Combination (as defined below) and anticipated benefits therefrom, and our international operations.
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
•The integration of the historical Fubo business and the Hulu Live business presents challenges that may result in failure to achieve the anticipated benefits of the Business Combination.
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
•Preparing and forecasting our financial results requires us to make judgments and estimates which may differ materially from actual results, and if our operating and financial performance does not meet the guidance that we provide to the public, the market price of our Class A Common Stock may decline.
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
•We may be unable to successfully expand our international operations, and our international expansion plans, if implemented, will subject us to a variety of economic, political, regulatory and other risks.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$274,150	$161,435
Accounts receivable, net	83,439	71,078
Prepaid sports rights	28,564	24,821
Prepaid and other current assets	15,656	16,699
Total current assets	401,809	274,033

Property and equipment, net	5,777	6,080
Restricted cash	6,148	6,137
Intangible assets, net	113,954	133,703
Goodwill	631,052	615,399
Right-of-use assets	28,862	31,837
Other non-current assets	11,253	10,239
Total assets	$1,198,855	$1,077,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,730	$67,844
Accrued expenses and other current liabilities	279,333	335,967
Notes payable	7,597	7,024
Deferred revenue	102,217	98,421
Convertible notes, net - current portion	144,382	—
Long-term borrowings - current portion	704	1,042
Current portion of lease liabilities	3,723	5,024
Total current liabilities	578,686	515,322

Convertible notes, net	186,899	332,383
Lease liabilities	30,316	32,951
Other long-term liabilities	12,213	15,990
Total liabilities	808,114	896,646

COMMITMENTS AND CONTINGENCIES (Note 14)

Shareholders’ equity:
Common stock par value $0.0001: 1,000,000,000 and 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively ; 342,664,855 and 339,144,854 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	2,246,744	2,219,002
Accumulated deficit	(1,856,199)	(2,017,796)
Non-controlling interest	(11,352)	(15,588)
Accumulated other comprehensive income (loss)	11,514	(4,870)
Total shareholders’ equity	$390,741	$180,782
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,198,855	$1,077,428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Subscription	$350,338	$356,575	$1,094,443	$1,093,225
Advertising	25,386	27,054	74,118	80,808
Other	1,471	2,578	4,888	5,486
Total revenues	377,195	386,207	1,173,449	1,179,519
Operating expenses
Subscriber related expenses	289,460	317,692	915,422	1,004,361
Broadcasting and transmission	9,354	14,390	32,726	44,063
Sales and marketing	42,007	55,226	108,767	134,289
Technology and development	19,475	21,187	58,879	60,576
General and administrative	26,740	26,528	78,870	65,254
Depreciation and amortization	10,309	9,816	30,355	28,596
Total operating expenses	397,345	444,839	1,225,019	1,337,139
Operating loss	(20,150)	(58,632)	(51,570)	(157,620)

Other income (expense)
Interest expense	(4,747)	(5,277)	(14,225)	(16,096)
Interest income	2,478	1,565	8,863	5,751
Amortization of debt premium, net	374	348	1,102	869
Gain (loss) on settlement of litigation, net	(3)	—	219,539	—
Gain on extinguishment of debt	—	7,752	—	29,513
Other income (expense)	(13)	(245)	(508)	1,144
Total other income (expense)	(1,911)	4,143	214,771	21,181

Income (loss) from continuing operations before income taxes	(22,061)	(54,489)	163,201	(136,439)
Income tax benefit (provision)	3,195	(195)	(1,605)	(407)
Net income (loss) from continuing operations	(18,866)	(54,684)	161,596	(136,846)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	—	1,836	—	1,687
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	—	1,836	—	1,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	(18,866)	(52,848)	161,596	(135,159)

Less: Net (income) loss attributable to non-controlling interest	—	425	1	1,454
Net income (loss) attributable to common shareholders	$(18,866)	$(52,423)	$161,597	$(133,705)

Other comprehensive income (loss)
Foreign currency translation adjustment	72	5,817	16,384	435
Comprehensive income (loss) attributable to common shareholders	$(18,794)	$(46,606)	$177,981	$(133,270)

Net income (loss) per share - basic
Continuing operations	$(0.06)	$(0.17)	$0.47	$(0.44)
Discontinued operations	$—	$0.01	$—	$0.01
Total net income (loss) per share - basic	$(0.06)	$(0.16)	$0.47	$(0.43)

Net income (loss) per share - diluted
Continuing operations	$(0.06)	$(0.17)	$0.42	$(0.44)
Discontinued operations	$—	$0.01	$—	$0.01
Total net income (loss) per share - diluted	$(0.06)	$(0.16)	$0.42	$(0.43)

Weighted average shares outstanding:
Basic	342,504,107	331,582,813	341,752,619	314,126,997
Diluted	342,504,107	331,582,813	404,652,215	314,126,997
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Nine Months Ended September 30, 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	339,144,854	34	2,219,002	(2,017,796)	(15,588)	(4,870)	$180,782
Exercise of stock options	2,150,631	—	2,700	—	—	—	2,700
Delivery of common stock underlying restricted stock units	244,312	—	—	—	—	—	—
Stock-based compensation	—	—	11,868	—	—	—	11,868
Foreign currency translation adjustment	—	—	—	—	—	5,197	5,197
Reduction in non-controlling interest	—	—	(4,237)	—	4,237	—	—
Net loss attributable to non-controlling interest	—	—	—	—	(5)	—	(5)
Net income attributable to common shareholders	—	—	—	188,493	—	—	188,493
Balance at March 31, 2025 (Unaudited)	341,539,797	34	2,229,333	(1,829,303)	(11,356)	327	389,035
Exercise of stock options	1,000	—	—	—	—	—	—
Delivery of common stock underlying restricted stock units	845,531	—	—	—	—	—	—
Stock-based compensation	—	—	8,235	—	—	—	8,235
Foreign currency translation adjustment	—	—	—	—	—	11,115	11,115
Net income attributable to non-controlling interest	—	—	—	—	4	—	4
Net loss attributable to common shareholders	—	—	—	(8,030)	—	—	(8,030)
Balance at June 30, 2025 (Unaudited)	342,386,328	34	2,237,568	(1,837,333)	(11,352)	11,442	400,359
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—
Exercise of stock options	102,055	—	97	—	—	—	97
Delivery of common stock underlying restricted stock units	176,472	—	—	—	—	—	—
Stock-based compensation	—	—	9,079	—	—	—	9,079
Foreign currency translation adjustment	—	—	—	—	—	72	72
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	(18,866)	—	—	(18,866)
Balance at September 30, 2025 (Unaudited)	342,664,855	$34	2,246,744	$(1,856,199)	$(11,352)	$11,514	$390,741
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Nine Months Ended September 30, 2024
(Unaudited)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	299,215,160	$30	$2,136,870	$(1,845,542)	$(11,751)	$4,218	$283,825
Exercise of stock options	2,042	—	2	—	—	—	2
Delivery of common stock underlying restricted stock units	507,198	—	—	—	—	—	—
Stock-based compensation	—	—	11,873	—	—	—	11,873
Foreign currency translation adjustment	—	—	—	—	—	(3,015)	(3,015)
Net loss attributable to non-controlling interest	—	—	—	—	(574)	—	(574)
Net loss attributable to common shareholders	—	—	—	(56,010)	—	—	(56,010)
Balance at March 31, 2024 (Unaudited)	299,724,400	$30	$2,148,745	$(1,901,552)	$(12,325)	$1,203	$236,101
Issuance of common stock, net of offering costs	28,791,969	3	36,835	—	—	—	36,838
Exercise of stock options	2,000	—	1	—	—	—	1
Delivery of common stock underlying restricted stock units	818,252	—	—	—	—	—	—
Stock-based compensation	—	—	9,385	—	—	—	9,385
Foreign currency translation adjustment	—	—	—	—	—	(2,367)	(2,367)
Net loss attributable to non-controlling interest	—	—	—	—	(455)	—	(455)
Net loss attributable to common shareholders	—	—	—	(25,272)	—	—	(25,272)
Balance at June 30, 2024 (Unaudited)	329,336,621	33	2,194,966	(1,926,824)	(12,780)	(1,164)	254,231
Issuance of common stock, net of offering costs	4,426,882	—	6,472	—	—	—	6,472
Exercise of stock options	—	—	—	—	—	—	—
Delivery of common stock underlying restricted stock units	329,127	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,555	—	—	—	8,555
Foreign currency translation adjustment	—	—	—	—	—	5,817	5,817
Net loss attributable to non-controlling interest	—	—	—	—	(425)	—	(425)
Net loss attributable to common shareholders	—	—	—	(52,423)	—	—	(52,423)
Balance at September 30, 2024 (Unaudited)	334,092,630	$33	2,209,993	$(1,979,247)	$(13,205)	$4,653	$222,227
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$161,596	$(135,159)
Less: Net loss from discontinued operations, net of tax	—	1,687
Net income (loss) from continuing operations	161,596	(136,846)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,355	28,596
Stock-based compensation	20,821	32,609
Amortization of debt premium, net	(1,102)	(869)
Gain on extinguishment of debt	—	(29,513)
Deferred income tax provision	1,605	—
Amortization of right-of-use assets	3,204	2,849
Other adjustments	573	518
Changes in operating assets and liabilities of business:
Accounts receivable, net	(11,997)	3,470
Prepaid expenses and other assets	2,209	4,214
Prepaid sports rights	(4,791)	4,433
Accounts payable	(27,695)	(13,312)
Accrued expenses and other liabilities	(53,813)	(1,631)
Deferred revenue	3,469	12,907
Lease liabilities	(4,165)	(3,902)
Net cash provided by (used in) operating activities - continuing operations	120,269	(96,477)
Net cash used in operating activities - discontinued operations	—	(2,837)
Net cash provided by (used in) operating activities	120,269	(99,314)

Cash flows from investing activities
Purchases of property and equipment	(717)	(1,899)
Capitalization of internal use software	(9,104)	(8,813)
Purchase of intangible assets	(50)	(540)
Net cash used in investing activities - continuing operations	(9,871)	(11,252)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(9,871)	(11,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
FuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	43,330
Repurchase of convertible notes	—	(26,557)
Vested restricted stock units settled for cash	—	(181)
Payments for financing costs	—	(4,682)
Proceeds from exercise of stock options	2,797	3
Repayments of notes payable and long-term borrowings	(469)	(449)
Net cash provided by financing activities - continuing operations	2,328	11,464
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	2,328	11,464

Net increase (decrease) in cash, cash equivalents and restricted cash	112,726	(99,102)
Cash, cash equivalents and restricted cash at beginning of period	167,572	251,420
Cash, cash equivalents and restricted cash at end of period	$280,298	$152,318

Supplemental disclosure of cash flows information:
Interest paid	$18,023	$14,627
Income taxes paid	$468	$190

Non-cash financing and investing activities:
Unpaid At-the-market offering costs included in accrued expenses	$—	$34
Unpaid property and equipment included in accounts payable	$9	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Nature of Business
On October 29, 2025 (the “Closing Date”), FuboTV Inc. (the "Company"), The Walt Disney Company (“Disney”) and Hulu, LLC (“Hulu”) consummated the transactions contemplated by the Business Combination Agreement, dated as of January 6, 2025 (the “Business Combination Agreement”), by and among Fubo, Disney and Hulu, pursuant to which the parties combined Fubo’s business with Disney’s Hulu + Live TV business. Immediately prior to the consummation of the Business Combination, the Company effected a conversion from a Florida corporation to a Delaware corporation pursuant to a plan of conversion (the "Conversion") by filing a certificate of conversion with the Secretary of State of the State of Delaware and articles of conversion with the Florida Department of State, Division of Corporations. In connection with the Conversion, the Company changed its name from fuboTV Inc. to FuboTV Inc. See Note 15 for additional information.
Unless expressly indicated or the context otherwise requires, references to “FuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer (i) prior to the consummation of the Conversion and Business Combination, to fuboTV Inc., a Florida corporation, and its consolidated subsidiaries, and (ii) after the consummation of the Conversion and Business Combination, to FuboTV Inc., a Delaware corporation, and its consolidated subsidiaries.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company had cash and cash equivalents and restricted cash of $280.3 million, a working capital deficit of $176.9 million and an accumulated deficit of $1,856.2 million as of September 30, 2025. During the nine months ended September 30, 2025, the Company generated net income from continuing operations of $161.6 million, which included a $219.5 million gain on settlement of litigation, net recorded in the first quarter of 2025 in connection with the Company's settlement of its antitrust litigation (the "Antitrust Settlement") against Disney, Fox Corporation (“Fox”), and Warner Bros. Discovery, Inc. (“WBD”) and their affiliates. Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. In addition, in connection with the Business Combination (described below in Note 15), the Company and an affiliate of the Walt Disney Company entered into a commitment letter (the "Commitment Letter") providing the Company the ability to borrow up to $145.0 million of indebtedness in the form of a senior unsecured term loan on January 5, 2026, subject to customary conditions and the terms set forth in the Commitment Letter. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors.
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
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer ("CEO") is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment as of September 30, 2025, the streaming business.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same on the condensed consolidated statement of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$274,150	$161,435
Restricted cash	6,148	6,137
Total cash, cash equivalents and restricted cash	$280,298	$167,572
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$(18,866)	$(54,684)	$161,596	$(136,846)
Less: net (income) loss attributable to non-controlling interest	—	425	1	1,454
Net income (loss) from continuing operations available to common shareholders	(18,866)	(54,259)	161,597	(135,392)
Net income (loss) from discontinued operations, net of tax	—	1,836	—	1,687
Net income (loss) attributable to common shareholders - basic	$(18,866)	$(52,423)	$161,597	$(133,705)
Add: Dilutive effect of convertible notes, net (1)	—	—	8,376	—
Net income (loss) attributable to common shareholders - diluted	$(18,866)	$(52,423)	$169,973	$(133,705)

Denominator:
Weighted-average common shares outstanding - basic	342,504,107	331,582,813	341,752,619	314,126,997
Convertible notes	—	—	46,266,486	—
Common stock options and restricted stock units	—	—	16,633,110	—
Weighted-average common shares outstanding - diluted	342,504,107	331,582,813	404,652,215	314,126,997

Net income (loss) per share - basic
Continuing operations	$(0.06)	$(0.17)	$0.47	$(0.44)
Discontinued operations	$—	$0.01	$—	$0.01
Total net income (loss) per share - basic	$(0.06)	$(0.16)	$0.47	$(0.43)

Net income (loss) per share - diluted
Continuing operations	$(0.06)	$(0.17)	$0.42	$(0.44)
Discontinued operations	$—	$0.01	$—	$0.01
Total net income (loss) per share - diluted	$(0.06)	$(0.16)	$0.42	$(0.43)
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants to purchase common stock	—	166,670	—	166,670
Stock options	16,491,907	18,846,277	14,964,036	18,846,277
Unvested restricted stock units	32,604,690	22,284,523	1,676,126	22,284,523
Convertible notes variable settlement feature	48,771,938	48,771,938	2,505,452	48,771,938
Total	97,868,535	90,069,408	19,145,614	90,069,408
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the effects of the new guidance.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This update improves the requirements for identifying the accounting acquirer in Topic 805, particularly in improving the comparability between transactions involving VIEs and those not involving VIEs. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other transactions. It is effective for fiscal periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the effects of the new guidance.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). This update introduces a practical expedient for all entities and an accounting policy election other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. It is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently in the process of evaluating the effects of the new guidance.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40). This update is intended to modernize the accounting software costs that are accounted for under Subtopic 350-40. It is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently in the process of evaluating the effects of the new guidance.
Note 4 – Discontinued Operations
Dissolution of Fubo Gaming
On October 17, 2022, the Company dissolved its wholly owned subsidiary Fubo Gaming Inc. ("Fubo Gaming"). In connection with the dissolution of Fubo Gaming, the Company concurrently ceased operation of Fubo Sportsbook.
During the three and nine months ended September 30, 2024, net income (loss) from Fubo Gaming's discontinued operations consists of $1.8 million net income and $1.7 million net loss, respectively.
As of December 31, 2024, $14.0 million of Fubo Gaming liabilities that are guaranteed by the Company were transferred to the streaming business.
Note 5 - Revenue from Contracts with Customers
Disaggregated revenue
The following tables summarize subscription revenue and advertising revenue by region:
Subscription

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States and Canada (North America)	$342,082	$347,879	$1,069,874	$1,068,336
Rest of world	8,256	8,696	24,569	24,889
Total subscription revenues	$350,338	$356,575	$1,094,443	$1,093,225
Advertising

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States and Canada (North America)	$25,028	$26,853	$73,029	$80,106
Rest of world	358	201	1,089	702
Total advertising revenues	$25,386	$27,054	$74,118	$80,808
Contract balances
For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of September 30, 2025, and December 31, 2024, the Company’s contract liabilities totaled approximately $102.2 million and $98.4 million, respectively, and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized as revenue within the next month. The remaining deferred revenue balance is expected to be recognized as revenue within the next twelve months. Given the nature of the Company's revenue arrangements, substantially all of the contract liability balance at the beginning of the period was recognized during the nine months ended September 30, 2025 and 2024, respectively.
Transaction price allocated to remaining performance obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.
Note 6 – Property and equipment, net
The table below summarizes the Company’s property and equipment, net (in thousands):

	Useful Life (Years)	September 30, 2025	December 31, 2024
Furniture and fixtures	5	$919	$693
Computer equipment	3-5	7,011	6,431
Leasehold improvements	Term of lease	5,346	5,304
		13,276	12,428
Less: Accumulated depreciation		(7,499)	(6,348)
Total property and equipment, net		$5,777	$6,080
Depreciation expense totaled approximately $0.4 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively.
Depreciation expense totaled approximately $1.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets(in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	September 30, 2025
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	3.4	38,900	(24,046)	14,854
Capitalized internal use software	3	1.4	46,342	(25,032)	21,310
Software and technology	3 - 9	3.3	197,803	(120,013)	77,790
Total			$283,045	$(169,091)	$113,954

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Useful Lives (Years)	Weighted Average Remaining Life (Years)	December 31, 2024
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	2 - 9	4.2	38,822	(20,784)	18,038
Capitalized internal use software	3	1.8	37,238	(16,087)	21,151
Software and technology	3 - 9	4.1	196,821	(102,307)	94,514
Total			$272,881	$(139,178)	$133,703
The intangible assets are being amortized over their respective original useful lives, which range from two to nine years.
The Company recorded amortization expense related to the above intangible assets of approximately $9.9 million and $9.4 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense related to the above intangible assets of approximately $29.3 million and $27.5 million for the nine months ended September 30, 2025 and 2024, respectively.
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Year ended December 31,	Future Amortization
2025	$10,059
2026	38,481
2027	32,310
2028	26,784
2029	6,320
Total	$113,954
Goodwill
The following table is a summary of the changes to goodwill for the nine months ended September 30, 2025 (in thousands):

Balance - December 31, 2024	$615,399
Foreign currency translation adjustment	15,653
Balance - September 30, 2025	$631,052
Goodwill includes a cumulative impairment charge of $148.1 million as of September 30, 2025 related to the historical FaceBank reporting unit.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Accounts Payable, Accrued Expenses, and Other Long-term Liabilities
Accounts payable, accrued expenses, and other long-term liabilities are presented below (in thousands):

	September 30, 2025	December 31, 2024
Affiliate fees	$216,826	$283,953
Broadcasting and transmission	8,237	10,921
Selling and marketing	25,108	22,580
Accrued compensation	12,974	11,726
Legal and professional fees	11,591	14,500
Income tax payable	1,421	315
Sales tax	30,132	33,752
Guaranteed liabilities of Fubo Gaming	11,419	12,488
Accrued interest	2,252	6,772
Subscriber related	3,232	1,568
Shares settled liability	—	8,424
Other	9,084	12,802
Total	$332,276	$419,801
Note 9 – Income Taxes
The following table presents income tax benefit (provision) for income taxes (in thousands, except for effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax benefit (provision)	3,195	(195)	(1,605)	(407)
Effective tax rate	14.48%	0.36%	0.98%	0.30%
During the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $3.2 million and income tax provision of $1.6 million, respectively. The income tax provision for the nine months ended September 30, 2025 included a discrete tax expense of $3.3 million related to the Antitrust Settlement and stock-based compensation expense. The Antitrust Settlement was treated as an infrequent and unusual item and the tax impact reported discretely during the nine months ended September 30, 2025. The effective tax rate was 14.48% on pre-tax loss of $22.1 million and 0.98% on pre-tax income of $163.2 million. The effective tax rate differs from the U.S. Statutory rate of 21% as a result of the discrete item related to the Antitrust Settlement and changes in the Company's valuation allowance.
During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $0.2 million and $0.4 million, respectively and the effective tax rate was 0.30% on pre-tax loss of $54.5 million and $136.4 million, respectively. The effective tax rate differs from the U.S. Statutory rate of 21% as a result of changes in the Company's valuation allowance.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative losses in recent years which is a significant piece of negative evidence to overcome. During the three and nine months ended September 30, 2025, there have been no changes in the Company’s valuation allowance assessment from December 31, 2024. The Company maintains a full valuation allowance on all its U.S., French, and Spanish deferred tax assets as the Company concluded that such deferred tax assets are not realizable on a more-likely-than-not basis.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025. The impact of OBBBA is not material to the Company.
Note 10 – Notes Payable, Long-Term Borrowing, and Convertible Notes
Notes payable, long-term borrowing, and convertible notes consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	September 30, 2025
2026 Convertible Notes	3.25%	$144,765	$—	$(383)	$144,382
2029 Convertible Notes	7.5%	177,506	—	9,393	$186,899
Note payable	10.0%	2,700	4,856	—	7,556
Bpifrance	2.25%	704	—	—	704
Other	4.0%	30	11	—	41
		$325,705	$4,867	$9,010	$339,582

Note	Stated Interest Rate	Principal Balance	Capitalized Interest	Debt Premium (Discount)	December 31, 2024
2026 Convertible Notes	3.25%	$144,765	$—	$(1,132)	$143,633
2029 Convertible Notes	7.5%	177,506	—	11,244	$188,750
Note payable	10.0%	2,700	4,284	—	$6,984
Bpifrance	2.25%	1,042	—	—	$1,042
Other	4.0%	30	10	—	40
		$326,043	$4,294	$10,112	$340,449
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
The Company may also redeem all or any portion of the 2026 Convertible Notes after February 20, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion, the Company can elect to deliver cash or shares or a combination of cash or shares. See Note 15 for more information relating to the conversion of 2026 Convertible Notes.
If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes plus any accrued and unpaid interest. In addition, if a corporate event (as defined in the Indenture) occurs prior to the maturity date or if the Company issues a notice of redemption, the Company may be required to increase the conversion rate by a pre-defined amount for any holder who elects to convert their 2026 Convertible Notes in connection with such a corporate event. See Note 15 for more information.
During the nine months ended September 30, 2024, the Company completed the repurchase of $46.9 million principal amount of the 2026 Convertible Notes with a net book value of $46.4 million for $26.6 million resulting in a gain of $19.8 million, which is included in gain on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss).
During the three months ended September 30, 2025 and 2024, the Company paid approximately $2.4 million and $2.6 million, respectively, of interest expense in connection with the 2026 Convertible Notes and recorded amortization expense of $0.3 million and $0.2 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
During the nine months ended September 30, 2025 and 2024, the Company paid approximately $4.7 million and $6.0 million of interest expense, respectively, in connection with the 2026 Convertible Notes and recorded amortization expense of $0.7 million and $0.9 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
The fair value (Level 2) of the 2026 Convertible Notes was $143.0 million and $111.8 million as of September 30, 2025 and December 31, 2024, respectively.
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
Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2029 Convertible Notes may require the Company to repurchase their 2029 Convertible Notes at a cash repurchase price equal to the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. See Note 15 for more information relating to the conversion of 2029 Convertible Notes.
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
During the three months ended September 30, 2025 and 2024, the Company paid approximately $6.7 million and $6.7 million, respectively, of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $0.6 million and $0.6 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
During the nine months ended September 30, 2025 and 2024, the Company paid approximately $13.3 million and $8.2 million, respectively, of interest expense in connection with the 2029 Convertible Notes and recorded amortization income of $1.9 million and $1.7 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive income (loss).
The fair value (Level 2) of the 2029 Convertible Notes was $233.0 million and $161.7 million as of September 30, 2025 and December 31, 2024, respectively.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note payable
The Company has recognized, through the consolidation of its subsidiary Evolution AI Corporation (“EAI”), a $2.7 million note payable bearing interest at the rate of 10% per annum that was due on October 1, 2018 (“CAM Digital Note”). The cumulative accrued interest on the CAM Digital Note amounts to $4.5 million. The CAM Digital Note is currently in a default condition due to non-payment of principal and interest. The outstanding balance as of September 30, 2025 and December 31, 2024, including interest and penalties, is $7.6 million and $7.0 million, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.
Bpifrance
In December 2021, the Company assumed through the acquisition of Molotov, $2.4 million in notes bearing interest rates of 2.25% per annum. During the nine months ended September 30, 2025 and 2024, the Company made principal payments of $0.4 million and $0.5 million, respectively. As of September 30, 2025 and December 31, 2024, the principal balance totaled approximately $0.7 million and $1.0 million, respectively, and is included in long-term borrowings-current portion on the accompanying condensed consolidated balance sheets.
Other
The Company assumed, through the consolidation of its subsidiary EAI, a $30,000 note payable due to a relative of the former CEO, John Textor, bearing interest at the rate of 4.0% per annum. As of September 30, 2025 and December 31, 2024, the principal balance and accrued interest totaled approximately $41,000 and $40,000, respectively, and is included in notes payable on the accompanying condensed consolidated balance sheets.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 11 – Segments and Geographic Information
The Company has one operating segment as of September 30, 2025 and 2024, the streaming business. Substantially all of the tangible long-lived assets are located in the United States.
Total revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$360,426	$370,404	$1,123,443	$1,133,197
Rest of world	16,769	15,803	50,006	46,322
Total revenue	$377,195	$386,207	$1,173,449	$1,179,519
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
The following table provides the significant expenses and gross profit with a reconciliation to net income (loss) from continuing operations for the periods indicated, which are regularly reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$377,195	$386,207	$1,173,449	$1,179,519
Gross profit (1)	78,381	54,125	225,301	131,095
Significant expenses:
Sales and marketing (2)	39,774	51,179	107,584	120,865
Technology and development (2)	16,603	18,508	50,092	51,388
General and administrative (2)	22,801	24,010	68,164	55,495
Other segment (income) expenses (3)	18,069	15,112	(162,135)	40,193
Net income (loss) from continuing operations	(18,866)	(54,684)	161,596	(136,846)
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 12 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following (in thousands):

	Fair value measured at September 30, 2025
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$244,253	$—	$—	$244,253
Total financial assets at fair value	$244,253	$—	$—	$244,253

	Fair value measured at December 31, 2024
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities	$111,130	$—	$—	$111,130
Total financial assets at fair value	$111,130	$—	$—	$111,130
There were no liabilities from continuing operations measured at fair value as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, there was $112.0 million remaining available for sale under the Sales Agreement.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscriber related	$57	$80	$145	$238
Sales and marketing	2,233	4,047	1,183	13,424
Technology and development	2,872	2,679	8,787	9,188
General and administrative	3,939	2,518	10,706	9,759
Total stock-based compensation expense	$9,101	$9,324	$20,821	$32,609
Equity Incentive Plans
On April 1, 2020, the Company approved the establishment of the Company’s 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. On June 17, 2025, the Company further amended the 2020 Plan to, among other things, increase the maximum aggregate number of shares of common stock available for issuance under the 2020 Plan by 20,000,000 shares. As of September 30, 2025, there are 27,855,753 shares available for future issuance under the 2020 Plan.
On August 3, 2022, August 7, 2023, August 5, 2024 and August 8, 2025, the Company's board of directors (the "Board") adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan"), the 2024 Employment Inducement Equity Incentive Plan ("2024 Plan") and the 2025 Employment Inducement Equity Incentive Plan (the “2025 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of September 30, 2025, there are no shares available for future issuance under the 2022 Plan, 2023 Plan and 2024 Plan, and there are 3,000,000 shares available for future issuance under the 2025 Plan.
Time-based Stock Options
A summary of time-based stock option activity for the nine months ended September 30, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	10,196,232	$6.13	$1,036	4.4
Exercised	(2,253,686)	$1.29
Forfeited or expired	(3,936)	$2.64
Outstanding as of September 30, 2025	7,938,610	$7.51	$3,620	3.8

Options vested and exercisable as of September 30, 2025	7,620,465	$7.75	$2,943	4.1

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted during the three and nine months ended September 30, 2025 and 2024. Time-based stock options generally vest annually over one-year (in the case of annual grants to directors) to four-years (in the case of grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date.
As of September 30, 2025, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.3 million to be recognized over a weighted average period of 1.4 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the nine months ended September 30, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	4,453,297	$12.75	$—	2.7
Outstanding as of September 30, 2025	4,453,297	$12.75	$—	1.9

Options vested and exercisable as of September 30, 2025	3,994,964	$11.96	$—	1.8
There were no market and service-based options granted during the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, there was no unrecognized stock-based compensation expense for market and service-based stock options.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	26,709,357	$2.47
Granted	3,356,913	$1.50
Vested	(1,266,315)	$3.22
Forfeited or expired	(1,795,168)	$2.53
Unvested at September 30, 2025	27,004,787	$2.31
During the nine months ended September 30, 2025, the Company granted 3,356,913 time-based restricted stock units which generally vest annually over one-year (in the case of annual grants to directors) to four-years (in the case of grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $5.0 million.
As of September 30, 2025, the unrecognized stock-based compensation expense related to time-based restricted stock units totaled $40.8 million to be recognized over a weighted average period of 2.3 years and had an aggregate intrinsic value of approximately $112.1 million.
Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	3,031,828	$5.61
Granted	1,263,273	$3.01
Unvested at September 30, 2025	4,295,101	$4.85
During the nine months ended September 30, 2025, the Company granted an aggregate of 1,263,273 PRSUs with a grant date fair value of $3.8 million to certain executives which vest upon the achievement of certain established performance metrics. Compensation cost related to the target PRSUs will be recognized over the requisite service period based on the probability of achievement of certain performance thresholds.
During the three months ended September 30, 2025 and 2024, the Company recognized aggregate stock-based compensation expense of $1.6 million and $1.2 million, respectively, related to these PRSUs.
During the nine months ended September 30, 2025 and 2024, the Company recognized aggregate stock-based compensation expense of $4.9 million and $3.4 million, respectively, related to these PRSUs. As of September 30, 2025, aggregate unrecognized stock-based compensation related to these PRSUs totaled $4.1 million.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Restricted Stock Units
A summary of the Company’s market and service-based restricted stock unit activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	1,304,802	$2.81
Unvested at September 30, 2025	1,304,802	$2.81
During the nine months ended September 30, 2025, the Company granted an aggregate of 1,304,802 market and service condition based restricted stock units with a grant date fair value of $3.7 million to the CEO which vest upon the achievement of certain established market and service conditions. Compensation cost related to the restricted stock units will be recognized over the requisite service period. During the three and nine months ended September 30, 2025, the Company recognized $0.4 million of the stock-based compensation expense. As of September 30, 2025, aggregate unrecognized stock-based compensation related to these restricted stock units totaled $3.3 million.
Framework Agreement with MEP FTV
On August 2, 2022 (the "MEP Effective Date"), Fubo Studios Inc. (n/k/a Fubo Studios LLC), a subsidiary of the Company, entered into a binding framework agreement (the “MEP Framework Agreement”) with MEP FTV Holdings, LLC (“MEP FTV”) and Maximum Effort Productions, LLC. (“MEP” and, together with MEP FTV, “Maximum Effort”), memorializing the parties’ collaboration on a Maximum Effort linear channel and original programming for launch on Fubo. Pursuant to the MEP Framework Agreement, the Company and Maximum Effort agreed to work together to (1) develop scripted and unscripted television programs intended for initial distribution on Fubo’s platform (the “MEP Projects”) and (2) create a new television channel with unique content, features and functionality (the “MEP Network”).
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2025, the Company reversed $8.4 million of stock-based compensation expense recorded in prior periods and $8.4 million of shares settled liability in connection with the forfeiture of the third tranche.
Warrants
Pursuant to the MEP Framework Agreement, on August 12, 2022, the Company issued MEP FTV a warrant to acquire 166,667 shares of the Company’s common stock with an exercise price of $15.00 per share. The warrant was exercisable on or prior to August 2, 2032, provided that the price per share of the Company’s common stock equals or exceeds a 30-trading day volume weighted average closing price of $30.00 at any time prior to third anniversary of the grant date (the "Performance Condition"). The fair value of the warrant was measured on August 12, 2022, using the Monte Carlo valuation model, and the fair value totaled approximately $0.4 million. The derived service period was determined to be 1.7 years. The expense recognized during the three and nine months ended September 30, 2024 was immaterial. There was no expense recognized during the three and nine months ended September 30, 2025. The warrant expired on August 2, 2025 as the Performance Condition was not met. There was no unrecognized expense outstanding as of September 30, 2025.
A summary of the Company’s outstanding warrants as of September 30, 2025, are presented below (in thousands, except number of shares and exercise price):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	166,670	$17.40	$—	7.6
Forfeited or expired	(166,670)	$17.40
Outstanding as of September 30, 2025	—	N/A	$—	N/A
There were no warrants granted during the three and nine months ended September 30, 2025 and 2024.
Note 14 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases
Operating lease cost	$1,758	$1,759	$5,284	$5,288
Other lease cost	319	193	790	607
Operating lease expense	2,077	1,952	6,074	5,895
Total rent expense	$2,077	$1,952	$6,074	$5,895

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$1,758	$2,105	$5,284	$6,308
Weighted average remaining lease term - operating leases	9.4	9.6	9.4	9.6
Weighted average discount rate - operating leases	7.7%	7.7%	7.7%	7.7%
As of September 30, 2025, future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31, 2025	$1,601
Year Ended December 31, 2026	5,991
Year Ended December 31, 2027	4,831
Year Ended December 31, 2028	4,403
Year Ended December 31, 2029	4,403
Thereafter	27,334
Total	48,563
Less present value discount	(14,524)
Operating lease liabilities	$34,039
Other Contractual Obligations
Annual Sponsorship Agreements
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows (in thousands):

2025	$825
2026	3,325
2027	3,425
2028	3,525
2029	3,575
Thereafter	9,150
Total	$23,825

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Sports Rights Agreements
The Company entered into various sports right agreements to obtain programming rights to certain live sporting events.
Future payments under these agreements are as follows (in thousands):

2025	$8,460
2026	32,018
2027	23,558
2028	4,583
Total	$68,619
During the nine months ended September 30, 2025, the Company made upfront payments totaling approximately $33.4 million, which are recorded in prepaid sports rights on the condensed consolidated balance sheets.
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
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del.)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (n/k/a FuboTV Media LLC) (“FuboTV Media”) infringes eight of DISH's patents by streaming video through a FuboTV Media application and seeking damages and injunctive relief.
On December 14, 2023, following a series of stipulated extensions, FuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. A hearing was held on March 25, 2024.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs and DISH filed notices of appeal in October 2025 and the deadline for filing notices of appeal has not yet passed. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
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
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis for $3,400,000. The court preliminarily approved the settlement agreement on May 29, 2025, and the final approval hearing went forward on October 6, 2025. The Court entered an order granting final approval of the settlement agreement on October 8, 2025. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. The Perez case was also voluntarily dismissed on May 22, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.
Note 15 - Subsequent Events
Conversion to Delaware Corporation
On the Closing Date, immediately prior to the consummation of the Business Combination, the Company effected the Conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and articles of conversion with the Florida Department of State, Division of Corporations. The Business Combination, including the Conversion, was previously approved by the Company’s shareholders on September 30, 2025. In connection with the Conversion, all of the issued and outstanding shares of common stock as of the Closing Date (the "Prior Fubo Common Stock") were automatically converted into the same number of issued and outstanding shares of Class A common stock of the Company, $0.0001 par value per share (the “Class A Common Stock”), and a new class of shares of Class B common stock of the Company, $0.0001 par value per share (the “Class B Common Stock”), was created.
In connection with the Conversion, the Company changed its name from fuboTV Inc. to FuboTV Inc.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Business Combination
On the Closing Date, pursuant to the Business Combination Agreement: (i) Hulu (x) contributed certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the HL DMVPD Service (as defined below) (the “HL Business”) to Hulu Live LLC (“HL”), (y) caused HL to assume only the HL Business Liabilities (as defined in the Business Combination Agreement) and (z) contributed the HL Business and the HL Business Assets to a newly formed entity, Fubo Operations LLC (“Newco”), by transferring all of its right, title and interest in, to and under 100% of the equity interests of HL to Newco, (ii) the Company underwent an umbrella partnership C corporation reorganization (the “Up-C Reorganization”) and contributed 100% of the equity interests in a newly formed, wholly-owned subsidiary, Fubo Services LLC (“Fubo OpCo”), to which the Company had previously contributed the Company's business prior to the Closing Date, to Newco in exchange for units in Newco (“Newco Units”), resulting in Hulu holding a number of Newco Units representing, in the aggregate, a 70% economic interest (calculated on a fully-diluted basis) in Newco and the Company holding a number of Newco Units representing, in the aggregate, a 30% economic interest (calculated on a fully-diluted basis) in Newco, and (iii) the Company issued to Hulu shares of Class B Common Stock representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). The HL Business Assets include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” as of the date of the Business Combination Agreement and operated by Hulu (such service, the “HL DMVPD Service”), all other assets (including intellectual property) exclusively related to the HL DMVPD Service and all intellectual property constituting the “Live TV” brand.
On the Closing Date, following the effectiveness of the Business Combination, the Company, and Hulu, as the members of Newco, and Newco adopted an amended and restated limited liability company agreement of Newco. In addition, Hulu, HL, Fubo OpCo and Newco, as applicable, entered into certain commercial agreements, effective as of the Closing, including a commercial services agreement and brand license agreement.
The Company will account for the acquisition contemplated by the Business Combination Agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). As a result, commencing with the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2025, the historical financial statements of the Company will become those of the historical financial statements of the HL Business (the accounting acquirer) and will reflect the HL Business's acquisition of the historical FuboTV business as of the Closing Date which will require the recognition of the acquired FuboTV business' identifiable assets and liabilities at fair value with the residual recorded as goodwill. Given the timing of the close of the transaction it is not practical at this time to provide information about the purchase price allocation.
The consummation of the Business Combination constitutes a Merger Event under each of the indenture governing the 2026 Convertible Notes (the “2026 Notes Indenture”) and the indenture governing the 2029 Convertible Notes (the “2029 Notes Indenture”). As a result of the consummation of the Business Combination and the 2029 Notes Indenture, following the Closing Date, the right of holders of 2029 Convertible Notes to convert each $1,000 principal amount of 2029 Convertible Notes to a specified number of shares Prior Fubo Common Stock was changed into a right to convert such principal amount of 2029 Convertible Notes to a specified number of shares of Class A Common Stock. On the Closing Date, the Company irrevocably elected that all conversions of the 2026 Convertible Notes on and after November 15, 2025 will be settled pursuant to cash settlement (the “Cash Settlement Election”). As a result of the Cash Settlement Election, on and after November 15, 2025, holders of 2026 Convertible Notes no longer have the right to convert any principal amount of 2026 Convertible Notes into Prior Fubo Common Stock or Class A Common Stock.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The consummation of the Business Combination also constitutes a Fundamental Change and Make-Whole Fundamental Change (each as defined in the 2026 Notes Indenture and 2029 Notes Indenture). The effective date of this Fundamental Change and Make-Whole Fundamental Change in respect of the 2026 Convertible Notes and the 2029 Convertible Notes is October 29, 2025, which is the Closing Date. As a result of the Fundamental Change, each holder of 2026 Convertible Notes and 2029 Convertible Notes will have the right to require the Company to repurchase its Notes, as applicable, pursuant to the terms and procedures set forth in the applicable indenture for a cash repurchase price equal to the applicable Fundamental Change Repurchase Price (as defined in each of the 2026 Notes Indenture and 2029 Notes Indenture) on dates in respect of each of the 2026 Notes and 2029 Notes to be determined.
Change in Fiscal Year
On October 29, 2025, the Board approved a change in the Company’s fiscal year end from December 31 to September 30, effective immediately upon the completion of the Business Combination.

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

Recent Developments
Conversion to Delaware Corporation
On October 29, 2025 (the “Closing Date”), immediately prior to the consummation of the Business Combination (as defined below), the Company effected a conversion from a Florida corporation to a Delaware corporation pursuant to a plan of conversion (the “Conversion”) by filing a certificate of conversion with the Secretary of State of the State of Delaware. The Business Combination, including the Conversion, was previously approved by the Company’s shareholders on September 30, 2025. In connection with the Conversion, all of the issued and outstanding shares of common stock as of the Closing Date were automatically converted into the same number of issued and outstanding shares of Class A common stock of the Company, $0.0001 par value per share (the “Class A Common Stock”), and a new class of shares of Class B common stock of the Company, $0.0001 par value per share (the “Class B Common Stock”), was created.
In connection with the Conversion, the Company changed its name from fuboTV Inc. to FuboTV Inc.
Business Combination
On the Closing Date, pursuant to the business combination agreement, dated as of January 6, 2025, (the “Business Combination Agreement”) by and among the Company, The Walt Disney Company (“Disney”) and Hulu, LLC (“Hulu”): (i) Hulu (x) contributed certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the HL DMVPD Service (as defined below) as of the date of the Business Combination Agreement and operated by Hulu (the “HL Business”) Hulu Live LLC (“HL”),
(y) caused HL to assume only the HL Business Liabilities (as defined in the Business Combination Agreement) and
(z) contributed the HL Business and the HL Business Assets to to a newly formed entity, Fubo Operations LLC (“Newco”), by transferring all of its right, title and interest in, to and under 100% of the equity interests of HL to Newco, (ii) the Company underwent an umbrella partnership C corporation reorganization (the “Up-C Reorganization”) and contributed 100% of the equity interests in a newly formed, wholly-owned subsidiary, Fubo Services LLC (“Fubo OpCo”), to which the Company had previously contributed the Company's business prior to the Closing Date, to Newco in exchange for units in Newco (“Newco Units”), resulting in Hulu holding a number of Newco Units representing, in the aggregate, a 70% economic interest (calculated on a fully-diluted basis) in Newco and the Company holding a number of Newco Units representing, in the aggregate, a 30% economic interest (calculated on a fully-diluted basis) in Newco, and (iii) the Company issued to Hulu shares of Class B Common Stock representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). The HL Business Assets include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” as of the date of the Business Combination Agreement and operated by Hulu (such service, the “HL DMVPD Service”), all other assets (including intellectual property) exclusively related to the HL DMVPD Service and all intellectual property constituting the “Live TV” brand.
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
Advertising Sales and Market Dynamics

A key source of revenue for the Company is from advertising sales. Pursuant to the commercial services agreement entered into in connection with the Business Combination, certain affiliates of Disney will sell ads on behalf of the Company in exchange for a portion of ad sale revenue. As a result, a portion of our business model depends on the marketing and sale of advertising inventory across our services pursuant to such agreement. The advertising industry is highly competitive, with numerous internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and internet radio. Many advertisers devote a substantial portion of their advertising budgets to traditional media, and we expect advertisers may do so in the future. Although traditional TV advertisers have shown a growing interest in over-the-top (“OTT”) advertising, we cannot be certain that their interest will increase in the future. If advertisers do not perceive meaningful benefits of OTT advertising, if there are delays or shortfalls in the sale of advertising on our platforms, or if a sufficient supply of quality video advertising inventory cannot be maintained at reasonable costs to keep up with demand, our operating results and growth prospects could be adversely affected. In addition, advertising spend is affected by broader macroeconomic conditions, and therefore economic downturns and recessionary fears may also negatively impact our advertising revenue.

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
Income tax benefit (provision)
The income tax benefit (provision) is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.
Net income (loss) from discontinued operations
The net income (loss) from discontinued operations primarily consists of operating expenses related to the wind down of the wagering business, impairment expense associated with the write-off of goodwill, intangible assets, and other assets, and re-evaluation of certain contract termination costs.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Subscription	$350,338	$356,575	$1,094,443	$1,093,225
Advertising	25,386	27,054	74,118	80,808
Other	1,471	2,578	4,888	5,486
Total revenues	377,195	386,207	1,173,449	1,179,519
Operating expenses
Subscriber related expenses	289,460	317,692	915,422	1,004,361
Broadcasting and transmission	9,354	14,390	32,726	44,063
Sales and marketing	42,007	55,226	108,767	134,289
Technology and development	19,475	21,187	58,879	60,576
General and administrative	26,740	26,528	78,870	65,254
Depreciation and amortization	10,309	9,816	30,355	28,596
Total operating expenses	397,345	444,839	1,225,019	1,337,139
Operating loss	(20,150)	(58,632)	(51,570)	(157,620)

Other income (expense)
Interest expense	(4,747)	(5,277)	(14,225)	(16,096)
Interest income	2,478	$1,565	8,863	5,751
Amortization of debt premium, net	374	348	1,102	869
Gain (loss) on settlement of litigation, net	(3)	$—	219,539	—
Gain on extinguishment of debt	—	7,752	—	29,513
Other income (expense)	(13)	(245)	(508)	1,144
Total other income (expense)	(1,911)	4,143	214,771	21,181

Income (loss) from continuing operations before income taxes	(22,061)	(54,489)	163,201	(136,439)
Income tax benefit (provision)	3,195	(195)	(1,605)	(407)
Net income (loss) from continuing operations	$(18,866)	$(54,684)	$161,596	$(136,846)

Discontinued operations
Net income (loss) from discontinued operations before income taxes	—	1,836	—	1,687
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	—	1,836	—	1,687

Net income (loss)	(18,866)	(52,848)	161,596	(135,159)

Revenue, net
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized revenues of $377.2 million compared to $386.2 million during the three months ended September 30, 2024. The decrease of $9.0 million was primarily due to a decrease in subscription revenue of $6.2 million, a decrease in advertising revenue of $1.7 million and a decrease in other revenue of $1.1 million. The decrease in subscription revenue consists of a $12.8 million decrease in our subscriber base, offset by $6.6 million increase in subscription package prices and attachments sold. The decrease in advertising revenue is primarily due to a decrease in number of impressions sold offset by a slight increase in CPMs. The decrease in other revenue is due to the expiration of certain contracts for distribution and carriage fees.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized revenues of $1,173.4 million compared to $1,179.5 million during the nine months ended September 30, 2024. The decrease of $6.1 million was primarily due to a decrease in advertising revenue of $6.7 million primarily due to a decrease in number of impressions sold and CPMs and a decrease in other revenue of $0.6 million due to expiration of certain contracts for distribution and carriage fees that were not renewed. The decrease is offset by an increase in subscription revenue of $1.2 million, comprising $19.7 million from increases in subscription package prices and attachments sold offset by $18.5 million from decreases in our subscriber base.
Subscriber related expenses
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized subscriber related expenses of $289.5 million compared to $317.7 million during the three months ended September 30, 2024. The decrease of $28.2 million was primarily due to a decrease in subscribers and the expiration of certain content agreements that were not renewed.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized subscriber related expenses of $915.4 million compared to $1,004.4 million during the nine months ended September 30, 2024. The decrease of $88.9 million was primarily due to a decrease in subscribers and the expiration of certain content agreements that were not renewed.
Broadcasting and transmission
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized broadcasting and transmission expenses of $9.4 million compared to $14.4 million during the three months ended September 30, 2024. The decrease of $5.0 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized broadcasting and transmission expenses of $32.7 million compared to $44.1 million during the nine months ended September 30, 2024. The decrease of $11.3 million was primarily due to a reduction in expenses resulting from initiatives implemented by the Company to optimize our cloud infrastructure.

Sales and marketing
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized sales and marketing expenses of $42.0 million compared to $55.2 million during the three months ended September 30, 2024. The decrease of $13.2 million was primarily due to decrease in marketing expenses.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized sales and marketing expenses of $108.8 million compared to $134.3 million during the nine months ended September 30, 2024. The decrease of $25.5 million was primarily due to a $14.4 million decrease in marketing expenses and a $12.2 million decrease in stock-based compensation expense.
Technology and development
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized technology and development expenses of $19.5 million compared to $21.2 million during the three months ended September 30, 2024. The decrease of $1.7 million was primarily due to decrease in payroll and stock-based compensation.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized technology and development expenses of $58.9 million, compared to $60.6 million during the nine months ended September 30, 2024. The decrease of $1.7 million was primarily due to a $1.2 million decrease in payroll and stock-based compensation.
General and Administrative
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, general and administrative expenses totaled $26.7 million, essentially flat to $26.5 million during the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, general and administrative expenses totaled $78.9 million compared to $65.3 million during the nine months ended September 30, 2024. The increase of $13.6 million was primarily due to a $8.6 million increase in legal and professional fees associated with the Business Combination and a $3.4 million increase in payroll expense and stock based-compensation expense.
Depreciation and amortization
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized depreciation and amortization expenses of $10.3 million compared to $9.8 million during the three months ended September 30, 2024. The increase of $0.5 million was primarily due to an increase in the amortization of capitalized internal use software.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized depreciation and amortization expenses of $30.4 million compared to $28.6 million during the nine months ended September 30, 2024. The increase of $1.8 million was primarily due to an increase in the amortization of capitalized internal use software.

Other Income (Expense)
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized $1.9 million of other expense, net compared to $4.1 million of other income, net during the three months ended September 30, 2024. The change of $6.1 million was primarily due to a $7.8 million gain on extinguishment of debt during the three months ended September 30, 2024 resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Convertible Notes with the 2029 Convertible Notes recognized during 2024 offset by $0.9 million decrease in interest income earned on money market funds.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized $214.8 million of other income, net compared to $21.2 million of other income, net during the nine months ended September 30, 2024. The change of $193.6 million was primarily due to a $220.0 million gain on settlement of litigation related to the antitrust litigation against Disney, Fox, and WBD and their affiliates in January 2025 (the "Antitrust Settlement") and an increase of $3.1 million in interest income, whereas during 2024, we recognized a $29.5 million gain on extinguishment of debt resulting from the repurchase of outstanding convertible notes at a discount and the exchange of a portion of the 2026 Convertible Notes with the 2029 Convertible Notes.
Income tax benefit (provision)
Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2025, we recognized an income tax benefit of $3.2 million, compared to an income tax provision of $0.2 million during the three months ended September 30, 2024. The change of $3.4 million was primarily driven by a decrease in the discrete tax expense related to the Antitrust Settlement and income tax benefits related to the OBBBA. The Company has not provided any income tax benefit relating to its current operating loss in Spain as the Company concluded that its deferred tax assets in Spain are not realizable on a more-likely-than-not basis.
Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recognized an income tax provision of $1.6 million compared to $0.4 million during the nine months ended September 30, 2024. The change of $1.2 million was primarily driven by pre-tax income primarily as a result of the Antitrust Settlement. The Company has not provided any income tax benefit relating to its current operating losses in Spain as the Company concluded that its deferred tax assets in those countries are not realizable on a more-likely-than-not basis.
Net income (loss) from discontinued operations, net of tax
Three Months Ended September 30, 2025 and 2024
There was no activity during the three months ended September 30, 2025. During the three months ended September 30, 2024, we recognized net income of $1.8 million due to the change in impact from the re-evaluation of certain contract termination costs. We discontinued the operations of our wagering business in October 2022.
Nine Months Ended September 30, 2025 and 2024
There was no activity during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recognized net income of $1.7 million due to the change in impact from the re-evaluation of certain contract termination costs. We discontinued the operations of our wagering business in October 2022.

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
We had 1.6 million and 1.6 million paid subscribers in the United States and Canada ("North America" or "NA") as of September 30, 2025 and 2024, respectively, and 0.3 million and 0.4 million paid subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of September 30, 2025 and 2024, respectively.
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
Our Gross Profit was $78.4 million and $54.1 million for the three months ended September 30, 2025 and 2024, respectively. Our Gross Margin was 20.8% and 14.0% for the same periods, respectively.
Our Gross Profit was $225.3 million and $131.1 million for the nine months ended September 30, 2025 and 2024, respectively. Our Gross Margin was 19.2% and 11.1% for the same periods, respectively.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 14 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of September 30, 2025, including lease obligations and sponsorship agreements.
Our primary sources of cash are receipts from subscription and advertising revenue. Historically, we have also received proceeds from equity and debt financings. Our primary uses of cash are content and programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees.
On February 2, 2021, we raised $389.4 million, net of offering expenses, through the sale of $402.5 million aggregate principal amount of 3.25% senior convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually each year. In January 2024, we exchanged (the "Exchange") $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Convertible Notes” and together with the 2026 Convertible Notes, the “Notes”). At our election for any interest period, the 2029 Convertible Notes will bear interest at a rate of (i) 7.5% per annum on the principal amount thereof if interest is paid in cash and (ii) 10.0% per annum on the principal amount thereof if interest is paid in kind, in each case payable semi-annually each year. Upon completion of the Exchange and prior repurchases, the aggregate principal amount of the 2026 Convertible Notes outstanding is $144.8 million, and the aggregate principal amount of the 2029 Convertible Notes outstanding is $177.5 million.

The consummation of the Business Combination constitutes a Fundamental Change and Make-Whole Fundamental Change (each as defined in the 2026 Notes Indenture and 2029 Notes Indenture). The effective date of this Fundamental Change and Make-Whole Fundamental Change in respect of the 2026 Convertible Notes and the 2029 Convertible Notes is October 29, 2025, which is the Closing Date. As a result of the Fundamental Change, each holder of 2026 Convertible Notes and 2029 Convertible Notes will have the right to require us to repurchase the Notes, as applicable, pursuant to the terms and procedures set forth in the applicable indenture for a cash repurchase price equal to the applicable Fundamental Change Repurchase Price (as defined in each of the 2026 Notes Indenture and 2029 Notes Indenture) on dates in respect of each of the 2026 Convertible Notes and 2029 Convertible Notes to be determined. The consummation of the Business Combination also constitutes a Merger Event under each of the 2026 Notes Indenture and the 2029 Notes Indenture (as such term is defined in each). As a result, following the Closing Date, the right of holders of the 2029 Convertible Notes to convert each $1,000 principal amount of 2029 Convertible Notes to a specified number of shares of the Fubo common stock prior to the Business Combination (the "Prior Fubo Common Stock") was changed into a right to convert such principal amount of 2029 Convertible Notes to a specified number of shares of Class A Common Stock. As permitted by the 2026 Notes Indenture, on the Closing Date, we irrevocably elected that all conversions of the 2026 Convertible Notes on and after November 15, 2025 will be settled pursuant to cash settlement (the “Cash Settlement Election”). As a result of the Cash Settlement Election, on and after November 15, 2025, holders of 2026 Convertible Notes no longer have the right to convert any principal amount of 2026 Convertible Notes into Prior Fubo Common Stock or Class A Common Stock.
In connection with the Business Combination, we and an affiliate of Disney entered into a commitment letter (the “Commitment Letter”) pursuant to which such affiliate committed to provide us, on January 5, 2026 and on the terms and subject to the conditions set forth therein, up to $145.0 million of indebtedness in the form of a senior unsecured term loan (the “Facility”), subject to customary conditions. The proceeds of the Facility will be used for our general corporate purposes.
We have an effective shelf registration statement on Form S-3 (No. 333-277677) filed with the SEC on March 5, 2024 under which we may offer, from time to time, in one or more offerings any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units (the "2024 Form S-3"). On August 4, 2022, we entered into an at-the-market sales agreement with Evercore Group L.L.C., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $350.0 million through the sales agents (the "ATM Program") under our 2021 Form S-3. On August 6, 2024, we filed a prospectus supplement to the base prospectus accompanying the 2024 Form S-3 in order to migrate the ATM Program from a prior effective registration to the 2024 Form S-3. Upon the filing of such prospectus supplement, all offers or sales under the ATM Program shall be made under the 2024 Form S-3. As of September 30, 2025, there was $112.0 million of common stock remaining available for sale under the 2022 Sales Agreement.
As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $280.3 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, including selling shares of our common stock under our ATM Program to, among other things, fund repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.

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
Cash Flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Continuing operations:
Net cash provided by (used in) operating activities	$120,269	$(96,477)
Net cash used in investing activities	(9,871)	(11,252)
Net cash provided by financing activities	2,328	11,464
Discontinued operations:
Net cash used in operating activities	—	(2,837)
Net cash used in investing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$112,726	$(99,102)
Continuing operations:
Operating Activities
Net cash provided by operating activities was $120.3 million during the nine months ended September 30, 2025 compared to net cash used in operating activities of $96.5 million during the nine months ended September 30, 2024. The change was primarily driven by proceeds of $220.0 million received from the Antitrust Settlement offset by an increase in payments for programming license fees.
Investing Activities
Net cash used in investing activities was $9.9 million during the nine months ended September 30, 2025 compared to $11.3 million during the nine months ended September 30, 2024. The change was primarily driven by a $1.2 million decrease in capital expenditures.

Financing Activities
Net cash provided by financing activities was $2.3 million during the nine months ended September 30, 2025 compared to net cash provided by financing activities of $11.5 million during the nine months ended September 30, 2024. The change was primarily driven by proceeds of $43.3 million received from ATM Sales offset by payments of $26.6 million for the repurchase of the 2026 Convertible Notes and $4.7 million in financing costs associated with the issuance of the 2029 Convertible Notes during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received proceeds of $2.8 million from the exercise of stock options.
Discontinued operations:
Operating Activities
There was no activity during the nine months ended September 30, 2025 related to the wind down of Fubo Sportsbook, which was terminated in October 2022. Net cash used in operating activities was $2.8 million during the nine months ended September 30, 2024.
Off-Balance Sheet Arrangements
As of September 30, 2025, there were no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP"). The preparation of these unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include, but are not limited to, allocating the fair value of purchase consideration issued in business acquisitions, recoverability of goodwill and intangible assets, valuation of warrants, and equity instruments and accounting for income taxes, including the valuation allowance on deferred tax assets.
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
During the three and nine months ended September 30, 2025, we performed a qualitative assessment of goodwill impairment and concluded that it was not more-likely-than-not that the fair value was less than the carrying value.
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
There were no stock options granted during the nine months ended September 30, 2025.

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
Interest Rate Risk
As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $280.3 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of September 30, 2025, we had $330.6 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $8.3 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2025, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 2.3% and 2.2% of the consolidated amount for the three and nine months ended September 30, 2025, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of September 30, 2025, a hypothetical 10% weakening of the euro and Canadian dollar relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
DISH Technologies, LLC, et al. v. fuboTV Media Inc., No. 1:23-cv-00986 (D. Del)
On September 6, 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, “DISH”) filed a complaint in the District of Delaware alleging that fuboTV Media Inc. (n/k/a FuboTV Media LLC) (“FuboTV Media”) infringes eight of DISH's patents by streaming video through a FuboTV Media application and seeking damages and injunctive relief.
On December 14, 2023, following a series of stipulated extensions, FuboTV Media filed a motion to dismiss the complaint asserting that DISH’s patents are invalid. A hearing was held on March 25, 2024.
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs and DISH filed notices of appeal in October 2025 and the deadline for filing notices of appeal has not yet passed. The PTAB also instituted proceedings on the remaining three patents, and those are expected to be complete by November 21, 2025.
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
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis for $3,400,000. The court preliminarily approved the settlement agreement on May 29, 2025, and the final approval hearing went forward on October 6, 2025. The Court entered an order granting final approval of the settlement agreement on October 8, 2025. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. The Perez case was also voluntarily dismissed on May 22, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.
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
We have incurred operating losses since inception. We expect that expanding our operations and pursuing growth opportunities will cause our future operating expenses to increase. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. A number of our operating expenses, including expenses related to streaming content obligations, are fixed. If we are not able to either reduce these fixed obligations or other expenses or maintain or grow our revenue, our near-term operating losses may increase. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors, including, without limitation, in connection with integration activities following the Business Combination, or other strategic investments in the future, that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, increase marketing efforts to acquire and retain subscribers, integrate the Hulu Live business, expand into additional markets around the world, improve our operating infrastructure or merge with or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A Common Stock. Any debt financing we secure, including the senior unsecured term loan available to us on January 5, 2026 and described elsewhere in this Quarterly Report (the “Facility”), could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants contained in the indenture governing our 2029 Convertible Notes (the “2029 Notes Indenture”) or in any future document governing our indebtedness, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. In addition, now that we have completed the Business Combination, we are required to offer to repurchase any of our outstanding 3.25% senior convertible notes due 2026 (the “2026 Convertible Notes”) and convertible senior secured notes due 2029 (the “2029 Convertible Notes”) at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Convertible Notes or 2029 Convertible Notes surrendered therefor.

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
As of September 30, 2025, we had $330.6 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $8.3 million. Additionally, the terms of the 2029 Notes Indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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
We have periodically experienced significant growth rates in both the number of subscribers on our platform and revenue since our inception. As we have grown larger and increased our subscriber base, including through the Business Combination, our overall rate of organic growth has decelerated to date.
In addition, our growth to date has placed significant demands on our management and on our operational and financial infrastructure, and we expect that further growth will continue to impose such demands. In order to attain and maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to subscribers, advertisers, and business partners and who can increase the monetization of our platform. Continued growth, including as a result of the Business Combination, could also strain our ability to maintain reliable service levels for our customers, effectively monetize the content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we also may be unable to meet our obligations under advertising agreements with respect to the delivery of advertising or other performance obligations. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.
We have also expanded our operations internationally in recent years, and as our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments.
Risks Relating to the Business Combination
The integration of the historical Fubo business and the Hulu Live business presents challenges that may result in failure to achieve the anticipated benefits of the Business Combination.
The Business Combination involves the combination of two businesses, the historical Fubo business and the Hulu Live business. We are required to devote management attention and resources to integrating our respective business practices and operations. Difficulties we may encounter in the integration process include the following:
•the inability to successfully integrate the two businesses, including operations, technologies, products and services, in a manner that permits Newco to achieve the cost savings and operating synergies anticipated to result from the Business Combination, which could result in the anticipated benefits of the Business Combination not being realized partly or wholly in the time frame currently anticipated or at all;
•lost sales and customers as a result of certain customers of either or both of the two businesses deciding not to do business with Newco, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•the necessity of coordinating geographically separated organizations, systems and facilities;
•contingent liabilities that are larger than expected;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Business Combination;
•consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities; and
•preserving important relationships of both the historical Fubo business and the Hulu Live business and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of our key employees or skilled workers. The loss of key employees and skilled workers could adversely affect our ability to successfully conduct its business because of their experience and knowledge of our business. In addition, we could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the historical Fubo business and the Hulu Live business. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the historical Fubo business and the Hulu Live business. If we experience difficulties with the integration process, the anticipated benefits of the Business Combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business, results of operations, financial condition or prospects during this transition period and for an undetermined period after completion of the Business Combination.
Our principal asset is our interest in Newco, and, accordingly, we depend on distributions from Newco to pay our taxes and expenses, including payments under the Tax Receivables Agreement, and to pay dividends. Newco’s ability to make such distributions is subject to various limitations and restrictions.
Following the completion of the Business Combination, we are a holding company and have no material assets other than our ownership of Newco Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future is dependent upon the financial results and cash flows of Newco and its subsidiaries and distributions we receive from Newco. Newco and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.
Newco is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to us and Hulu (as the holders of Newco Units). Accordingly, we incur income taxes on our allocable share of any net taxable income of Newco. Under the terms of the Newco operating agreement (the “Newco Operating Agreement”), Newco is obligated, subject to various limitations and restrictions, including with respect to any applicable credit agreements, to make tax distributions to us and Hulu (as the holders of Newco Units). In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivables Agreement with Newco and Hulu (the “Tax Receivables Agreement”), which we expect could be significant.
We intend, as its managing member, to cause Newco to make (i) pro rata tax distributions to us and Hulu (as the holders of Newco Units) in an amount sufficient to fund all of our tax obligations in respect of taxable income allocated to us and to cover our other tax obligations, including payments due under the Tax Receivables Agreement, and (ii) distributions to us to pay our operating expenses. However, Newco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Newco is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Newco insolvent. If we do not have sufficient funds to pay our tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the Tax Receivables Agreement for any reason, such payments generally will be deferred and will accrue interest until paid.

Under the Newco Operating Agreement, we intend to cause Newco, from time to time, to make pro rata distributions in cash to us and Hulu (as the holders of Newco Units) in amounts at least sufficient to cover the taxes imposed on our allocable shares of net taxable income of Newco. While tax distributions are intended to be set according to our tax liabilities (including the Tax Receivables Agreement), it is possible that as a result of (i) potential differences in the amount of net taxable income allocable to us and Hulu and (ii) certain tax benefits that we anticipate from (a) future purchases or redemptions of Newco Units from Hulu and (b) payments under the Tax Receivables Agreement, these cash distributions may be in amounts that exceed our actual tax liabilities with respect to the relevant taxable year, including our obligations under the Tax Receivables Agreement. In such case, our board of directors will determine the appropriate uses for any such excess cash, which may include, among other uses, the payment of obligations under the Tax Receivables Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Newco Units and corresponding shares of the Class A Common Stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending or contributing it (or a portion thereof) to Newco, which may result in shares of our Class A Common Stock increasing in value relative to the value of Newco Units. Following such loan or a contribution of such excess cash to Newco, we may, but are not required to, make an adjustment to the outstanding number of Newco Units held by Hulu. In the absence of such adjustment, Hulu may benefit from any value attributable to such cash and/or loan balances if it acquires shares of Class A Common Stock in exchange for its Newco Units, notwithstanding that Hulu may have participated previously as a holder of Newco Units in distributions that resulted in such excess cash balances.
The Tax Receivables Agreement with Hulu requires us to make cash payments to Hulu in respect of certain tax benefits to which we may become entitled, and we expect that the payments we could be required to make could be substantial in the future.
Upon the closing of the Business Combination, we entered into a Tax Receivables Agreement with Newco and Hulu. Under the Tax Receivables Agreement, we are required to make cash payments to Hulu for certain tax benefits realized (or, in connection with an acceleration upon our election to terminate the Tax Receivables Agreement, deemed realized) by us. We are generally obligated to pay Hulu a percentage of the benefit realized by us from our use of certain historic net operating loss carryforwards (“NOLs”) in an amount equal to the lesser of (i) 70% and (ii) Hulu’s ownership percentage of Newco as of the beginning of the taxable year in which the NOL is utilized. We will also be generally obligated to pay Hulu 70% of the tax benefit as a result of (i) tax basis adjustments expected to be obtained by us resulting from (a) any future redemptions or exchanges of Newco Units from Hulu, (b) certain distributions (or deemed distributions) by Newco, and (c) payments made under the Tax Receivables Agreement. and (ii) deductions attributable to imputed interest and other payments of interest by us pursuant to the Tax Receivables Agreement. We depend on cash distributions from Newco to make payments under the Tax Receivables Agreement. Any payments made by us to Hulu under the Tax Receivables Agreement generally reduces the amount of cash that might have otherwise been available to us. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the redemption or exchange of Newco Units, and the resulting amounts we are likely to pay out to Hulu pursuant to the Tax Receivables Agreement; however, we estimate that such payments could be substantial in the future.
The payment obligation under the Tax Receivables Agreement is an obligation of the Company and not of Newco. Any payments made by us to Hulu under the Tax Receivables Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivables Agreement for any reason, such payments will be deferred and will accrue interest until paid by us. Payments under the Tax Receivables Agreement are not conditioned upon Hulu maintaining a continued ownership interest in Newco or us (other than payments with respect to
NOLs).
In addition, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivables Agreement. For example, the earlier disposition of assets following a redemption or exchange of Newco Units may accelerate the recognition of associated tax benefits for which we would be required to make payments under the Tax Receivables Agreement and increase the present value of such payments.

The ability to generate tax assets covered by the Tax Receivables Agreement, and the actual use of any existing tax assets or resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges of Newco Units by Hulu, the price of our Class A Common Stock at the time of the redemption, exchange or purchase; the extent to which such redemptions, exchanges or purchases are taxable or cause a limitation on our ability to utilize our net operating losses; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the tax rates and laws then applicable and the portion of our payments under the Tax Receivables Agreement constituting imputed interest.
We will not be reimbursed for any payments made to Hulu (or its transferees) under the Tax Receivables Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivables Agreement are based on the tax reporting positions that we determine, which are complex and factual in nature, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially adversely affect a recipient’s rights and obligations under the Tax Receivables Agreement, then our ability to settle such challenges may be restricted by the rights of Hulu (and its transferees) pursuant to the Tax Receivables Agreement, and such restrictions apply for as long as Hulu remains a party to the Tax Receivables Agreement and the Tax Receivables Agreement remains in effect. In addition, we will not be reimbursed for any cash payments previously made to Hulu (or its transferees) under the Tax Receivables Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to Hulu (or its transferee) are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, in certain circumstances, excess cash payments made by us to Hulu (or its transferee) will be netted against future cash payments that we might otherwise be required to make to Hulu (or its transferee) under the terms of the Tax Receivables Agreement. However, we might not determine that we have effectively made an excess cash payment to Hulu (or its transferee) for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivables Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivables Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the Tax Receivables Agreement significantly in excess of 70% of the actual cash tax savings that we realize in respect of Historic NOLs and the tax attributes with respect to Hulu (or its transferee) that are the subject of the Tax Receivables Agreement.

Risks Related to Our Relationships with Content Providers, Customers and Other Third Parties
The long-term nature of certain of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing streaming content, we typically enter into multi-year agreements with content providers. Given the multiple-year duration, if subscriber acquisition and retention and revenue sources, including wholesale fees and ad revenue received from affiliates of Disney, do not meet our expectations, our margins and results of operations may be adversely impacted. In the past, we had long term programming deals that required minimum license guarantee payments and we failed to make certain of those minimum guarantee payments to certain key programmers. We currently do not have any material programming deals that require minimum license fees in the United States; however, to the extent we fail to make any minimum guarantee payments in the future, if applicable, we may lose access to such content.
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
To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term nature of certain of our commitments may limit our flexibility in planning for or reacting to changes in our business and the market segments in which we operate, or our ability to invest in new opportunities. If we license and/or produce content that is not favorably received by consumers in a territory or on a specific platform, or is unable to be shown in a territory or on a specific platform, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of certain of our content commitments, as well as operational/technical costs tied to those commitments, we may not be able to adjust our content offering quickly and our results of operations may be adversely impacted.
Our results may be adversely affected if long-term content contracts are not renewed on sufficiently favorable terms.
We typically enter into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of live TV content, content rights for sporting events and other programs, as well as the distribution of content on connected TV platforms. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution, the entrance of new participants in the market for distribution of content, the scale of our subscriber base and other factors. With respect to the acquisition of content rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, the effectiveness of marketing efforts and the size of viewer audiences, as well as, for the Hulu Live business, the amount of wholesale fees received from affiliates of Disney. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
If we fail to obtain or maintain popular content, we may fail to retain existing subscribers and attract new subscribers, and our results may be adversely affected.
We have invested a significant amount of time to cultivate relationships with our content providers; however, such relationships may not continue to grow or yield the same benefits to our business and further financial results. We must continuously maintain existing relationships and identify and establish new relationships with content providers to provide popular content. In order to remain competitive, we must consistently meet customer demand for popular streaming channels and content, particularly as we enter new markets, including international markets, and expand our content to areas outside of our current content offering. If we are not successful in acquiring and maintaining such channels and content on our platform that attract and retain a significant number of subscribers, or if we are not able to do so in a cost-effective manner, our business will be harmed.

We enter into agreements with our content providers, which have varying terms and conditions, including expiration dates. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these providers on Fubo's streaming platform or the HL DMVPD Service. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content providers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from Fubo's streaming platform or the HL DMVPD Service. The loss of such channels from Fubo's streaming platform or the HL DMVPD Service for any period of time may harm our business, including as a result of customer confusion and/or dissatisfaction regarding the change in programming available on our platform or lower wholesale fees received from affiliates of Disney. From time to time, we experience negative subscriber impact attributable to the loss of specific content or distribution rights. If we fail to maintain our relationships with the content providers on terms favorable to us, or at all, or if these content providers face problems in delivering their content across our platform, we may lose channel partners or subscribers and our business may be harmed.
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
Our business, financial condition, and results of operations are also impacted by changes in the distribution strategy by the various content providers on our platform. This also impacts our ability to accurately forecast subscriber growth and revenue. Some of these changes may include the simulcasting and/or exclusive streaming of content, including sporting events that traditionally were only broadcasted on linear Pay TV, on direct-to-consumer (“DTC”) “plus services” at generally lower prices. If current or future content partners refuse to grant our subscribers access to stream certain channels or sporting events, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operation. In addition, Regional Sports Networks (“RSNs”) have been a significant driver of subscription growth for the historical Fubo business. Recently, certain RSNs have been experiencing financial challenges, which may impact their ability to maintain or enhance their sports programming and, in turn, could adversely affect our future subscriber growth and retention. If popular local sports programming, which has historically had limited carriage and distribution via RSNs, continues to shift to national broadcast networks and as a result continues to become more widely available on competitor platforms, including those that have not previously carried regionalized sports programming, it could adversely impact our ability to acquire this content, or to do so in cost-effective manner, or our ability to compete with current and new competitors.
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
The terms of Newco’s and its subsidiaries’ commercial arrangements with Hulu may be more, or less, favorable than Newco or such subsidiary would be able to obtain from an unaffiliated third party. If Newco were to cease being a subsidiary of Hulu, Newco may be unable to replace the services Hulu provides Newco and its subsidiaries in a timely manner or on comparable terms.
Newco, HL and Fubo OpCo have entered into certain commercial agreements with Hulu, including a commercial services agreement and a brand license agreement. Pursuant to such agreements, Hulu has agreed to provide Newco, HL, and Fubo OpCo, as the case may be, with certain services following the closing of the Business Combination. We negotiated these arrangements with Hulu in anticipation of HL, Fubo OpCo and Newco becoming subsidiaries of Hulu. Although Hulu is contractually obligated to provide HL, Fubo OpCo and Newco with services during the term of these agreements, it is not certain that these services will be sustained at the same level after the expiration of such agreements, or that Newco, HL and Fubo OpCo, as the case may be, will be able to replace these services in a timely manner or on comparable terms.
The Hulu Live business is reliant on Hulu for certain key operational aspects of its business.
Upon the closing of the Business Combination, we and certain of our subsidiaries entered into a commercial services agreement with Hulu. Under this agreement, Hulu is responsible for, among other things: (i) distributing the HL DMVPD Service via the Hulu platform that is currently branded as “Hulu” (and any Disney-branded successor or replacement platform) on a wholesale basis; (ii) selling and administering subscriptions to the HL DMVPD Service; (iii) performing all marketing for the HL DMVPD Service (in consultation with us); and (iv) selling advertising associated with the HL DMVPD Service (as well as selling advertising in the Fubo applications, websites and other platforms, and Fubo sponsorships, product integrations, branded content and similar advertising on our behalf). As a result, the Hulu Live business is reliant on Hulu for certain key operational aspects of its business and, if Hulu does not perform its obligations under the commercial services agreement, our business could be adversely affected. If Hulu and its affiliates prioritize other platforms or content over the HL DMVPD Service, do not market or promote the HL DMVPD Service appropriately, do not set pricing that maximizes the value of the Hulu Live Business, experiences service disruptions, or are unsuccessful in advertising strategies or sales, our revenues could be negatively impacted. Hulu and/or its affiliates have been, and may in the future be, subject to legal proceedings brought by third parties claiming that certain aspects of Hulu’s operations that support the Hulu Live business infringe on those third parties’ patents or other intellectual property rights. Although the commercial services agreement obligates Hulu to maintain a standard of distribution and customer experience for the HL DMVPD Service that is generally consistent with historical practices, the impact of implementing any workarounds, modifications or alternative technologies in response to such legal proceedings may not be compliant with such standard and could adversely affect the Hulu Live business.

The commercial services agreement will have an initial term of five years, renewable for an additional five-year term by mutual agreement of the parties thereto. During the term, HL is not permitted to otherwise distribute the HL DMVPD Service, nor any programming, outside of the HL DMVPD Service. As a result, we may be unable to replace the services or functions provided by Hulu during the term of the agreement. There is also uncertainty regarding how the expiration of the commercial services agreement would impact our subscribers and data, particularly if Newco were to cease being a subsidiary of Hulu. If we are unable to obtain comparable terms from Hulu or a third party after the expiration of the commercial services agreement, the distribution, subscriber growth, marketing efficiency, brand positioning and advertising monetization of the Hulu Live business could be materially adversely affected.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including Fubo Sports Network. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain subscribers. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, including from the HL DMVPD Service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well-received by our current or potential subscribers, or could be damaging to our brand or business.
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
Building and maintaining a strong brand is important to our ability to attract and retain subscribers, as potential subscribers have a number of TV streaming choices. Successfully building a brand is a time-consuming and comprehensive endeavor and can be positively and negatively impacted by any number of factors. Some of these factors, such as the quality or pricing of our platform or our customer service, are within our control. Other factors, such as the quality of the content that our content publishers provide, may be out of our control, yet subscribers may nonetheless attribute those factors to us. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Several of our competitors are larger companies with substantial resources to devote to promoting their brands through traditional forms of advertising, such as print media and TV commercials, and have substantial resources to devote to such efforts. Our competitors may also have greater resources to utilize Internet advertising or website product placement more effectively than we can. In addition, as our current and/or future content partners continue to shift content, including sporting events, that were traditionally only broadcasted on linear Pay TV, to their own platform or our competitors’ DTC platforms, whether exclusively or at more attractive prices, it could adversely affect our ability to build and differentiate our brand and value proposition to our subscribers. If we are unable to execute on building a strong brand, differentiating our business and platform from our competitors in the marketplace, our ability to attract and retain subscribers may be adversely affected and our business may be harmed.

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
Our business could be adversely affected if a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than us, and while these entities should be responsible for the devices’ performance, the connection between these devices and us may nonetheless result in consumer dissatisfaction toward us and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices or may lead us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our subscribers’ use and enjoyment could be negatively impacted.
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
Risks Related to Our Financial Reporting and Disclosure
The Hulu Live business has no history of operating as a standalone company, and the historical financial information of the Hulu Live business that will be included in our financial statements may not necessarily reflect the financial condition or results of operations of the Hulu Live business during the periods presented and may not be an indication of the financial condition or results of operations of the Hulu Live business in the future (as integrated with our business as part of Newco).
The Hulu Live business has historically existed and functioned as part of the consolidated businesses of Hulu and Disney. For purposes of presenting the historical performance of the Hulu Live business in our financial statements for periods prior to the Business Combination, we will utilize financial information for the Hulu Live business as it was historically managed and operated by Hulu and Disney. Financial information for the Hulu Live business prior to the Business Combination may not be indicative of the combined results of operations, financial position, and cash flows of the Hulu Live business in the future (as integrated with our business as part of Newco) or if it had operated independently of Hulu and Disney historically. Actual costs that would have been incurred if the Hulu Live business had operated as a standalone independent entity would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including marketing, technology, finance, and other general and administrative costs, that could differ from the expense allocations presented. Accordingly, we are unable to quantify the actual expenses that the Hulu Live business would have actually incurred during the historical periods on a standalone basis.

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
While we have historically furnished this report, the Hulu Live business has historically existed and functioned as part of the consolidated business of Hulu and Disney and, as a standalone entity, has not been subject to the information and reporting requirements of the Sarbanes-Oxley Act. Therefore, to bring us into compliance with Section 404 of the Sarbanes-Oxley Act, we will be engaged in a process to document and evaluate internal controls for Newco and the combined business. We will need to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to establish and document internal controls for the combined business, validate through testing that controls are functioning as documented and integrate the Hulu Live business into the continuous reporting and improvement process for internal control over financial reporting already established at our business. The integration of Newco and the Hulu Live business into our accounting and operations may make it more difficult for us to comply with Section 404 of the Sarbanes-Oxley Act.
If during the evaluation and testing process we identify one or more material weaknesses in its internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm expresses an adverse opinion with respect to effectiveness of internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
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

Preparing and forecasting our financial results requires us to make judgments and estimates which may differ materially from actual results, and if our operating and financial performance does not meet the guidance that we provide to the public, the market price of our Class A Common Stock may decline.
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
In addition, from time to time, we release guidance regarding our future performance. Such guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Any such guidance will be composed of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed, and could differ materially from, any guidance we have provided, especially in times of economic uncertainty such as the current environment. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce or withdraw our guidance for future periods, the market price of our Class A Common Stock may decline.
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

Companies such as DirecTV, Comcast, Cox and Altice, along with virtual multichannel video programming distributors, such as YouTube TV, DirecTV Stream, Philo and Sling TV, offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming services in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.
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

If we do not maintain an adequate supply of ad inventory on our platform, our business may be harmed.
A key source of revenue for the Company is from advertising sales. Pursuant to the commercial services agreement entered into in connection with the Business Combination, certain affiliates of Disney will sell ads on behalf of the Company in exchange for a portion of ad sale revenue. As a result, a portion of our business model depends on the marketing and sale of advertising inventory across our services pursuant to such agreement. We grow ad inventory by adding and retaining content providers on our platform with ad-supported channels that we can monetize. Additionally, ad inventory may be limited by restrictive ad requirements imposed by content providers. If there are delays or shortfalls in the sale of advertising on our platforms, or if a sufficient supply of quality video advertising inventory cannot be maintained at reasonable costs to keep up with demand, our advertising revenue and business may be adversely affected. In addition, advertising spend is affected by broader macroeconomic conditions, and therefore economic downturns and recessionary fears may also negatively impact our advertising revenue. The advertising industry is highly competitive, with numerous internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and internet radio. We may not be successful in maintaining or improving our fill-rates or CPMs.
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
We historically have had a reputation as primarily a live sports streaming service. We are making efforts to expand our content offerings outside live sports streaming, including through the Business Combination, and currently offer a wide selection of news and entertainment content through the Fubo platform and the HL DMVPD Service. However, we may not be successful at expanding our content to areas outside our current content offering, or maintaining content from our current content offering, and even if we are able to expand into other content areas and sustain such expansion, we may not be successful in overcoming our reputation as primarily a live sports streaming service.
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
Our business utilizes internally developed and third party artificial intelligence ("AI") and machine learning technologies, including in connection with offering interactive functionality on our platform. For example, in December 2021, we completed the acquisition of Edisn LLC (f/k/a Edisn Inc.) (“Edisn”), an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. We are, and plan in the future, to evaluate the further investment in and/or use artificial intelligence and machine learning technologies, including potential utilization by our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect our ability to effectively use such technologies, and therefore our business. If our AI tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train or refine them is incomplete, inadequate or biased in some way or is data to which we or the providers of such AI technologies do not have sufficient rights, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or standards or adversely affect our financial condition, business and reputation.
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

U.S. legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. California also enacted several new laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.
Such legal developments may impact our ability to develop, use, procure and commercialize AI technologies in the future. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our programs and our business. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, including the redesign of our platform or programs to achieve compliance, could be significant and could increase our operating expenses, and we may be at increased risk of claims against us.
In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors and regulatory developments, and any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI technologies could adversely affect our ability to provide and to improve our services, our business, financial condition, and results of operations.
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
From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. We may face allegations or litigation related to our acquisitions, securities issuances, business practices or other strategic decisions. For example, putative class action lawsuits have been filed by certain of our stockholders against us and certain of our officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. In addition, certain of our stockholders have filed related derivative lawsuits against certain of our officers and directors alleging certain federal securities law violations and that the officers and directors breached their fiduciary duties and committed corporate waste. The securities class action litigations described above were dismissed with prejudice in April 2024 and the derivative lawsuits were dismissed with prejudice in June 2021. Further, following the dissolution of Fubo Gaming in October 2022, we resolved disputes with several commercial partners of Fubo Gaming that alleged breach by Fubo Gaming of applicable agreements. Additional allegations, or litigation, may arise in the future related to the dissolution of Fubo Gaming, including potential breach of contract claims by other commercial partners of Fubo Gaming or claims related to guarantees by the Company of Fubo Gaming’s contractual obligations.
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
We believe that our future success is highly dependent on the talents and contributions of David Gandler, our Co-Founder and Chief Executive Officer, other members of our executive team, and other key employees, such as engineering, finance, legal, research and development, marketing, and sales personnel. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. We use equity awards to attract talented employees, but if the value of our Class A Common Stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.
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
From time to time, we acquire or invest in businesses, products or technologies, or partner with other companies, to expand our offerings and capabilities, subscriber base and business. The risks associated with such strategic transactions include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect in the future to evaluate, a wide array of potential strategic transactions. Any such transaction could be material to our financial condition and results of operations. Also, any anticipated benefits from a given transaction, including, but not limited to, the Business Combination, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Transactions in international markets, including Edisn and Molotov, involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such transactions may negatively impact our business. In addition, if we do not complete an announced transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the transaction to the extent anticipated. Strategic transactions may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.
Risks Related to Privacy, Consumer Protection and Cybersecurity
We are subject to a number of legal requirements and other obligations regarding privacy, security, consumer protection and data protection, and any actual or perceived failure to comply with these requirements or obligations could have an adverse effect on our reputation, business, financial condition and operating results.
Various international, federal, and state laws and regulations govern the processing of personal information, including the collection, use, retention, transfer, sharing and security of the personal information we receive from and about our subscribers and other individuals. The global data protection landscape for the collection and processing of personal information, including subscriber and other consumer personal information, by online service providers, content distributors, advertisers and publishers is rapidly evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission ("FTC"), increasingly have scrutinized issues relating to the use, collection, storage, disclosure, and other processing of data, including data that is associated with personal identities or devices, and we expect such scrutiny to continue to increase. Various federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations covering the processing, collection, distribution, use, disclosure, storage, transfer and security of certain types of information. In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or facilitate compliance by content publishers, advertisers, or others with such standards.

For example, in the United States, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states, and such laws may increase our compliance costs and exposure to liability. These laws grant consumers certain rights with respect to their personal information, have notice obligations, and require consent in some circumstances, among other things. Other U.S. states are considering adopting similar laws and regulations and there remains increased interest at the federal level as well. In some cases, the enactment of such laws has conflicting requirements that makes compliance challenging.
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
In the European Economic Area ("EEA"), the European Union General Data Protection Regulation ("GDPR") imposes stringent obligations relating to data protection and security for processing the personal information of individuals within the EEA or in the context of our activities within the EEA. Further, since the beginning of 2021, after the end of the transition period following the departure of the United Kingdom (“UK”) from the EU, the UK has created a separate regime with similarly onerous obligations under the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”). The GDPR and UK GDPR each authorize regulators to impose sanctions, including changes to data processing, and each allow for fines of up to 4% of the global annual revenue or €20 million (£17.5 million) of a noncompliant undertaking, whichever is greater, for certain violations. In addition to fines, a breach of the GDPR or UK GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).
Additionally, we may incur expenses, costs, and other operational losses under the GDPR, UK GDPR and the privacy laws of applicable EU Member States in connection with any measures we take to comply with such laws.
Although certain legal mechanisms have been designed to allow for the transfer of personal information from the UK, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal information processing activities necessary to research, develop and market our products. We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue. As a result, we may have to make certain operational changes and we may have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing In the EEA and the UK, under national laws derived from the ePrivacy Directive, informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In addition, recent European court decisions and regulatory guidance are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

Complying with the GDPR / UK GDPR, CCPA, VPPA and other laws, regulations, and other obligations relating to privacy, consumer protection, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to, expansions of or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws and regulations, amendments to, expansions of or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. Additionally, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of content publishers and advertisers may limit their use and adoption of, and reduce the overall demand for, our platform and advertising on our platform, and content publishers and advertisers may be at risk for violation or alleged violation of laws, regulations, and other standards relating to privacy, data protection, and information security relating to their activities on our platform. More generally, privacy, data protection, and information security concerns, whether or not valid, may inhibit market adoption of our platform, particularly in certain countries.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications, our streaming platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information (collectively, “Confidential Information”) of subscribers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such Confidential Information. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer networks and information technology systems and those of third parties that we utilize in our operations.

Our information technology systems and those of third parties we use in our operations, as well as our Confidential Information, are subject to cybersecurity threats, including cyber-attacks such as computer viruses, and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, denial or degradation of service attacks, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other Confidential Information. Additionally, outside parties may attempt to induce employees or subscribers to disclose Confidential Information, or to take advantage of software or hardware bugs and vulnerabilities, in order to gain access to data. Any attempt by hackers to obtain our data (including subscriber and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use could harm our business, be expensive to remedy and damage our reputation. We and certain of our third-party providers regularly experience cyberattacks and other incidents, some of which have led to unauthorized access to subscriber data, and we expect such attacks and incidents to continue. As previously disclosed, we suffered one such incident on December 14, 2022, when we experienced service outage as a result of a criminal cyber-attack. Once we detected the attack, we took steps to contain the incident and worked to restore service to users as quickly as possible. Though service was temporarily disrupted, we were able to restore service on the evening of December 14, 2022. We reported the incident to law enforcement and engaged an industry-leading incident response firm to assist with our response. Though as of the date of this filing this incident has been resolved, we could be subject to future similar attacks.

We use third-party cloud computing services in connection with our business operations. We also use third-party content delivery networks to help us stream content to our subscribers over the Internet. Problems faced by us or our third-party cloud computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our users. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information. We have implemented certain systems and processes designed to thwart hackers and protect our data and systems, but the techniques and tools (including artificial intelligence) used to gain unauthorized access to data, systems, and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access, and we may be delayed in detecting unauthorized access or other security breaches and other incidents. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. Further, there is no assurance that hackers may not have a material impact on our service or systems in the future or that security breaches or other incidents may not occur due to these or other causes. Efforts and technologies to prevent disruptions to our service and unauthorized access to our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures by circumventing controls, evading detection and obfuscating forensic evidence become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Additionally, disruption to our service and data security breaches and other incidents may occur as a result of employee or contractor error. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future subscribers, and/or significant incident response, business interruption, system restoration or remediation and future compliance costs. Any significant disruption to our service or access to our systems or any data that we or those who provide services for us maintain or otherwise process, or the perception that any of these have occurred, could result in a loss of subscriptions, harm to our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems on which we depend or any loss of or unauthorized access to, use, alteration, destruction, or disclosure of personal information or other data could subject us to business, regulatory, contractual, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition.
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
The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights, and all of our other intellectual property rights, including the intellectual property rights underlying our Service. We attempt to protect our intellectual property under patent, trade secret, trademark, and copyright law through a combination of intellectual property registration, employee and third-party assignment and nondisclosure agreements, other contractual restrictions, technological measures, and other methods. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and while we also generally enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, these agreements may not have been properly entered into on every occasion with the applicable counterparty, and such agreements may not always be effective to vest ownership of the relevant intellectual property in our business, or to control access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.
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
Holders of the 2026 Convertible Notes will have the right to require us to repurchase all or a portion of the 2026 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our Class A Common Stock prior to November 15, 2025 to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2026 Convertible Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2026 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. Now that we have completed the Business Combination as described elsewhere in this Quarterly Report, we will be required to offer to repurchase any of our outstanding 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Convertible Notes surrendered therefor.
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
As permitted by the 2026 Notes Indenture, on the Closing Date of the Business Combination we irrevocably elected that all future conversions of the 2026 Convertible Notes on and after November 15, 2025 will be settled pursuant to cash settlement Cash Settlement Election. As a result of the Cash Settlement Election, on and after November 15, 2025, holders of 2026 Convertible Notes no longer have the right to convert any principal amount of 2026 Convertible Notes into Prior Fubo Common Stock or Class A Common Stock However, in the event the conditional conversion feature of any or all of the 2026 Convertible Notes is triggered, holders of the 2026 Convertible Notes will be entitled to convert their 2026 Convertible Notes prior to November 15, 2025 at their option. If one or more holders elect to convert 2026 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
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
If a fundamental change occurs prior to the maturity date of the 2026 Convertible Notes, holders of the 2026 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2026 Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2026 Convertible Notes in connection with such make-whole fundamental change. The consummation of the Business Combination constituted both a fundamental change and a make-whole fundamental change under the 2026 Notes Indenture, and so we are required to offer to repurchase any of our outstanding 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. Furthermore, the 2026 notes indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

Risks Related to the 2029 Convertible Notes
We may not have the ability to raise the funds necessary to settle conversions of the 2029 Convertible Notes in cash or to repurchase the 2029 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes.
Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid cash interest, if any. In addition, upon conversion of the 2029 Convertible Notes, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2029 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. Now that we have completed the Business Combination as described elsewhere in this Quarterly Report, we will be required to offer to repurchase any of our outstanding 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2029 Convertible Notes surrendered therefor.
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
In the event the conditional conversion feature of any or all of the 2029 Convertible Notes is triggered, holders of the 2029 Convertible Notes will be entitled to convert their 2029 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert 2029 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2029 Convertible Notes do not elect to convert their 2029 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Provisions in the indenture for the 2029 Convertible Notes may deter or prevent a business combination that may be favorable to you.
If a fundamental change occurs prior to the maturity date of the 2029 Convertible Notes, holders of the 2029 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2029 Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2029 Convertible Notes in connection with such make-whole fundamental change. The consummation of the Business Combination constituted both a fundamental change and a make-whole fundamental change under the 2029 Notes Indenture, and so we are required to offer to repurchase any of our outstanding 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any, and to increase the conversion rate for a holder that elects to convert all or a portion of their 2029 Convertible Notes in connection with such make-whole fundamental change. Furthermore, the 2029 Notes Indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Convertible Notes. These and other provisions in the 2029 Notes Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.
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
The 2029 Notes Indenture restricts our ability to, among other restrictions, incur additional secured indebtedness, pursue certain dispositions, mergers or acquisitions, transfer certain assets to any of our subsidiaries that are not guarantors under the 2029 Convertible Notes, and engage in certain other business transactions. If we fail to comply with these or any of the other covenants under the 2029 Notes Indenture and are unable to obtain a waiver or amendment, the holders of the 2029 Convertible Notes may, among other things, declare all of the 2029 Convertible Notes due and payable and exercise rights with respect to collateral securing the 2029 Convertible Notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our Class A Common Stock to decline.
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
Risks Related to Ownership of our Class A Common Stock
Our stock price is volatile.
The market price of our Class A Common Stock is subject to wide price fluctuations in response to various factors, many of which are beyond our control. The factors include:
•global and regional macroeconomic conditions;
•variations in our operating results;

•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•announcements of developments affecting our business, systems or expansion plans by us or others;
•technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A Common Stock, fractional share trading, and other technical trading factors or strategies;
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
The interests of Hulu, our controlling stockholder, may differ from the interests of our other stockholders.
Hulu (and Disney, through its indirect ownership of Hulu) collectively owns and controls 70% of the voting interest (calculated on a fully diluted basis) in our business through its ownership of the Class B Common Stock issued in the Share Issuance. Hulu has voting control of our Board and the right to designate a majority of the members of our Board, including the initial chair of our Board. In addition, our Certificate of Incorporation provides that, until the first date on which Hulu and its affiliates cease to collectively own at least 10% of the outstanding shares of our Common Stock, the prior written consent of Hulu will be required for us to implement any amendment or other modification to our Certificate of Incorporation or Bylaws that would adversely affect the rights (economic or otherwise) of Hulu and its affiliates in a manner that would be disproportionate as compared to the effect on our other stockholders. These various mechanisms of control provide Hulu significant influence over the daily operations and internal functions of our business and Newco.
As a result, Hulu has the ability to control us, including the ability to control (i) the designation of a majority of the members to our Board and, therefore, any matter requiring the general approval of our Board, (ii) any matter which may require the general approval of our stockholders, including change of control transactions and other major corporate transactions, and (iii) the adoption of amendments to our Certificate of Incorporation and Bylaws. This concentration of ownership and voting power may also delay, defer, or prevent an acquisition by a third party or other change of control of our business, and may make some transactions more difficult or impossible without the support of Hulu, even if such events are in the best interests of our other stockholders. This concentration of voting power may have a negative impact on the trading price of shares of Class A Common Stock.
Hulu’s (and Disney’s) interests may not be fully aligned with holders of Class A Common Stock, which could lead to actions that are not in the best interests of holders of Class A Common Stock because stockholders who only hold our Class A Common Stock control a limited percentage of the voting power required to affect corporate actions. In addition, Disney’s ability to effectively control us may discourage a third party from making a significant equity investment in our business, or could discourage transactions involving a change in control, including transactions in which holders of shares of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

We cannot predict the impact our capital structure and the concentrated control by Hulu may have on our stock price or our business.
We cannot predict whether our dual share class capital structure, combined with Hulu’s concentrated control, will result in a lower trading price or greater fluctuations in the trading price of our Class A Common Stock as compared to our common stock prior to the closing of the Business Combination. In addition, some stock indices have in the past excluded companies with multiple share classes from their membership and may decide to do so again in the future.
We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.
We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company”.
As a controlled company, we are permitted to elect, and have so elected, not to comply with certain corporate governance requirements of NYSE, including the requirements that a majority of our Board consists of “independent directors,” as defined under the rules of NYSE, that our Board has a governance and nominating committee composed entirely of independent directors and that our Board has a compensation committee composed entirely of independent directors. For so long as we remain a “controlled company”, we may, at any time and from time to time, utilize any or all of the applicable governance exemptions available under the NYSE rules to controlled companies. Accordingly, holders of our Class A Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced.
We expect to remain a controlled company until Hulu and its affiliates (including Disney) no longer control more than 50% of our voting power. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our Board, a fully independent governance and nominating committee and a fully independent compensation committee.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A Common Stock could decline.
If our existing stockholders sell substantial amounts of our Class A Common Stock in the public market, the market price of our Class A Common Stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. The market price of shares of our Class A Common Stock may drop significantly if our existing holders sell substantial amounts of our Class A Common Stock in the public market. A decline in the price of shares of our Class A Common Stock might impede our ability to raise capital through the issuance of additional shares of our Class A Common Stock or other equity securities.
For 24 months following the completion of the Business Combination, Hulu and its affiliates will be prohibited from transferring shares of Class B Common Stock (or, as thereafter exchanged, Class A Common Stock) other than to its affiliates, subject to certain exceptions. Following such 24-month lock-up period, Hulu and its affiliates will be permitted to transfer shares of Class B Common Stock (or, as thereafter exchanged, Class A Common Stock). Any such transfer could significantly increase the number of shares of Class A Common Stock available in the market, which could cause a decrease in the price of Class A Common Stock. In addition, even if Hulu does not transfer a large number of its shares into the market, the existence of its right to transfer a large number of shares into the market may depress the price of shares of Class A Common Stock.
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

Additionally, certain of our employees, executive officers, and directors have already entered into, or may in the future enter into Rule 10b5-1 trading plans providing for sales of shares of our Class A Common Stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.
The corporate opportunity provisions in our Certificate of Incorporation could enable certain directors, principals, officers, employees, members and/or other representatives of Hulu and its affiliates, including Disney, to benefit from corporate opportunities that might otherwise be available to us.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, we renounce any interest or expectancy in a transaction or matter that may be a corporate opportunity for us, and Hulu, its affiliates and its non-independent director designees have no duty to present such corporate opportunity to us, and, except as otherwise agreed in writing, we may engage in competing businesses, do business with our clients, customers or vendors or employ or otherwise engage our personnel.
To the extent that Hulu, its affiliates and its non-independent director designees invest in other businesses, they may have differing interests than our other stockholders. In addition, if Disney and Hulu in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.
Our directors may have actual or potential conflicts of interest because of their equity interest in Disney. Also, certain of our directors are Disney employees, which may create conflicts of interest or the appearance of conflicts of interest.
Because of their current or former positions with Disney, certain of our directors may hold shares of Disney capital stock or outstanding Disney equity awards (including unvested awards). Continuing ownership of shares of Disney capital stock and equity awards could create, or appear to create, potential conflicts of interest if we and Disney face decisions that could have implications for both companies. In addition, certain of our directors are current employees of Disney, and this could create, or appear to create, potential conflicts of interest when we and Disney encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between Disney and us.
Provisions relating to certain relationships and transactions in our Certificate of Incorporation address certain potential conflicts of interest between us, on the one hand, and Hulu, its affiliates, and their respective employees who are our directors, on the other hand. For example, in addition to any other required approval by our stockholders or our board of directors, the approval of the audit committee of the board of directors is required for the following matters: (i) any transaction between (a) Fubo, Newco or any of their respective subsidiaries (each, a “Fubo Group Entity”), on the one hand, and (b) Hulu or any of its affiliates (other than any Fubo Group Entity) (each, a “Hulu Group Entity”) or any director, officer, employee or “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any Hulu Group Entity, on the other hand, and (ii) the entry by any Fubo Group Entity into any carriage agreement with any programmer (other than any Hulu Group Entity, which transaction shall be governed by clause (i)). Although these provisions are designed to resolve certain conflicts of interest between us and Hulu fairly, there can be no assurance that any conflicts of interest will be so resolved.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of the Company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A Common Stock.
Our Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our Certificate of Incorporation and Bylaws include the following provisions:
•limitations on convening special stockholder meetings following the Majority Sunset Date (as defined in the Certificate of Incorporation), which could make it difficult for our stockholders to adopt desired governance changes after such date;

•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•a prohibition on stockholder action by written consent following the Majority Sunset Date, which means that our stockholders will only be able to take action at a meeting of stockholders after such date;
•a forum selection clause, which means certain litigation can only be brought in Delaware;
•no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders and which may be used to create a “poison pill”;
•newly created directorships will be filled as provided in the Certificate of Incorporation; and
•the approval of Hulu is required to remove any director designated by Hulu in accordance with the Certificate of Incorporation.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation,
In addition, Section 203 of the DGCL (“Section 203”) may affect the ability of an “interested stockholder” of a Delaware corporation to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons (i) owning directly or indirectly 15% or more of the outstanding voting stock of a corporation or (ii) who are affiliates or associates of the corporation and who were the owner of 15% or more of the outstanding voting stock of such corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder, subject to certain exceptions. We did not elect to be subject to Section 203 in our Certificate of Incorporation. Therefore, Disney, Hulu and their respective affiliates and direct and indirect transferees are not deemed to be “interested stockholders,” regardless of the percentage of the Class A Common Stock and Class B Common Stock owned by them, and accordingly are not subject to such restrictions.
Our Certificate of Incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, and federal district courts will be the sole and exclusive forum for Securities Act claims, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.
Our Certificate of Incorporation provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for any (i) derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine of the State of Delaware. In addition, our Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act, including all causes of action asserted against any defendant to such complaint. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

General Risk Factors
We have no plans to declare any cash dividends on our common stock in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our Class A Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their Class A Common Stock after price appreciation, which may never occur to realize future gains on their investment.
Future sales and issuances of our capital stock could reduce our stock price and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We may issue additional shares of capital stock in the future, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent a right to receive, capital stock. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time, including pursuant to our shelf registration statements on Form S-3, which could result in substantial dilution to our existing stockholders. New investors in such future transactions could gain rights, preferences and privileges senior to those of holders of our Class A Common Stock.
If few securities or industry analysts publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.
The trading market for our Class A Common Stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If few securities or industry analysts commence coverage of us, the stock price would be negatively impacted. Additionally, if any of the analysts who currently cover us or initiate coverage on us in the future issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) None.

(b) None.

(c) On July 30, 2025, David Gandler, the Company's Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,414,889 shares of the Company’s common stock until December 31, 2026.

On July 30, 2025, John Janedis, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 919,692 shares of the Company’s common stock until December 31, 2026.

On July 30, 2025, Alberto Horihuela Suarez, the Company's Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,601,992 shares of the Company’s common stock until December 31, 2026.

On July 30, 2025, Edgar Bronfman Jr,, the Company's Executive Chairman, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 85,539 shares of the Company’s common stock until November 5, 2027.

On July 31, 2025, Laura Onopchenko, a director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 99,500 shares of the Company’s common stock until July 31, 2026.

On July 31, 2025, Neil Glat, a director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 74,144 shares of the Company’s common stock until August 1, 2028.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	01/10/2025
3.1	Plan of Conversion of fuboTV Inc.	8-K	001-39590	3.1	10/29/2025
3.2	Articles of Conversion of fuboTV Inc., as filed with the Secretary of State of the State of Florida.	8-K	001-39590	3.2	10/29/2025
3.3	Certificate of Conversion of FuboTV Inc., as filed with the Secretary of State of the State of Delaware.	8-K	001-39590	3.3	10/29/2025
3.4	Certificate of Incorporation of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.4	10/29/2025
3.5	Bylaws of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.5	10/29/2025
4.1	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.2	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	001-39590	4.2	02/02/2021

4.3	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.4	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.3)	8-K	001-39590	4.2	01/02/2024
4.5	First Supplemental Indenture, dated as of October 29, 2025, by and among FuboTV Inc., U.S. Bank Trust Company, National Association, as trustee	8-K	001-39590	4.1	10/29/2025
4.6	First Supplemental Indenture, dated as of October 29, 2025, by and among FuboTV Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and the guarantors named therein.	8-K	001-39590	4.2	10/29/2025
10.1	fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.1	08/11/2025
10.2	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan (standard)	10-Q	001-39590	10.2	08/11/2025
10.3	Form of Restricted Stock Unit Award Agreement to the fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan (key employee)	10-Q	001-39590	10.3	08/11/2025
10.4	Form of Stock Option Award Agreement to the fuboTV Inc. 2025 Employment Inducement Equity Incentive Plan	10-Q	001-39590	10.4	08/11/2025
10.5	Registration Rights Agreement, dated as of October 29, 2025, by and between FuboTV Inc. and Hulu, LLC	8-K	001-39590	10.1	10/29/2025
10.6	Tax Receivables Agreement, dated as of October 29, 2025, by and among FuboTV Inc., Fubo Operations LLC and Hulu, LLC	8-K	001-39590	10.2	10/29/2025
10.7#	Amended and Restated Limited Liability Company Agreement of Fubo Operations LLC, dated as of October 29, 2025, by and between FuboTV Inc., Fubo Operations LLC and Hulu, LLC	8-K	001-39590	10.3	10/29/2025
10.8#	Stockholders Agreement, dated as of October 29, 2025, by and between FuboTV Inc. and Hulu, LLC	8-K	001-39590	10.4	10/29/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: November 3, 2025	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: November 3, 2025	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)