Form 10-Q
period 2025-12-31
FuboTV Inc.
filed 2026-02-05
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2026, there were 352,715,216 shares of the registrant's Class A common stock, par value $0.0001 per share, and 947,910,220 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

1

FuboTV Inc.

		Page

	PART I - FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2025 (unaudited) and September 27, 2025	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2025 and December 28, 2024 (unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended December 31, 2025 and December 28, 2024 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2025 and December 28, 2024 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

	PART II - OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3.	Defaults Upon Senior Securities	90

Item 4.	Mine Safety Disclosures	90

Item 5.	Other Information	90

Item 6.	Exhibits	90

Signatures		93
i

DEFINITIONS
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires:
•“FuboTV Inc.,” “Fubo,” “we,” “us,” “our,” “the Company,” and similar references refer (i) prior to the consummation of the Conversion and Business Combination (each as defined below), to fuboTV Inc., a Florida corporation, and its consolidated subsidiaries, and (ii) after the consummation of the Conversion and Business Combination, to FuboTV Inc., a Delaware corporation, and its consolidated subsidiaries.
•"Business Combination" refers to the transactions contemplated by the Business Combination Agreement pursuant to which (i) Hulu (x) contributed certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the Hulu Live Service (the “Hulu Live Business”) to Hulu Live, (y) caused Hulu Live to assume only the HL Business Liabilities (as defined in the Business Combination Agreement) and (z) contributed the HL Business and the HL Business Assets to a newly formed entity, Newco, by transferring all of its right, title and interest in, to and under 100% of the equity interests of HL to Newco, (ii) the Company underwent an umbrella partnership C corporation reorganization (the “Up-C Reorganization”) and contributed 100% of the equity interests in a newly formed, wholly-owned subsidiary, Fubo OpCo, to which the Company had previously contributed the Company's business prior to the Closing Date, to Newco in exchange for units in Newco (“Newco Units”), resulting in Hulu holding a number of Newco Units representing, in the aggregate, a 70% economic interest (calculated on a fully-diluted basis) in Newco and the Company holding a number of Newco Units representing, in the aggregate, a 30% economic interest (calculated on a fully-diluted basis) in Newco, and (iii) the Company issued to Hulu shares of Class B Common Stock representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis).
•"Business Combination Agreement" refers to the business combination agreement, dated as of January 6, 2025, by and among the Company, Disney and Hulu.
•"Class A Common Stock" refers to Class A common stock of the Company, $0.0001 par value per share.
•"Class B Common Stock" refers to vote-only Class B common stock of the Company, $0.0001 par value per share.
•"Closing Date" refers to October 29, 2025.
•"Conversion" refers to the conversion of the Company from a Florida corporation to a Delaware corporation pursuant to a plan of conversion that occurred on the Closing Date.
•"Disney" refers to The Walt Disney Company, a Delaware corporation.
•"Fubo Opco" refers to Fubo Services LLC, a Delaware limited liability company and wholly-owned direct subsidiary of Newco.
•"Hulu" refers to Hulu, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Disney.
•"Hulu Live" refers to Hulu Live LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Newco.
•“Hulu Live Business” refers to the Hulu + Live TV business which consists of certain assets related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the Hulu Live Service.
•"Hulu Live Service" refers to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV.

•"Newco" refers to Fubo Operations LLC, a Delaware limited liability company.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, strategic partnerships, the Business Combination and anticipated benefits therefrom, and our international operations.
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025 (the “Annual Report”) and the audited consolidated financial statements and the related notes thereto of the Hulu Live Business as of and for the fiscal year ending September 27, 2025 included in our Current Report on Form 8-K/A filed with the SEC on December 23, 2025 (the "HL Business Closing 8-K").

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
v

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	December 31, 2025	September 27, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$452,411	$—
Accounts receivable, net	111,279	6,655
Accounts receivable, net - related party	371,943	—
Prepaid and other current assets	47,191	—
Total current assets	982,824	6,655

Property and equipment, net	5,930	—
Restricted cash	6,148	—
Intangible assets, net	435,736	—
Goodwill	2,614,161	1,296,000
Right-of-use assets	33,782	—
Other non-current assets	16,432	—
Total assets	$4,095,013	$1,302,655

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,089	$—
Accrued expenses and other current liabilities	639,601	370,933
Related party current liabilities	225,773	16,396
Deferred revenue	94,088	—
Convertible notes, net - current portion	144,765	—
Long-term borrowings - current portion	588	—
Current portion of lease liabilities	2,821	—
Total current liabilities	1,163,725	387,329

Convertible notes, net	234,329	—
Deferred tax liabilities	1,397	—
Lease liabilities	31,021	—
Other long-term liabilities	13,504	—
Total liabilities	1,443,976	387,329

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable non-controlling interest	2,375,551	—

Shareholders’ equity:
Class A common stock par value $0.0001: 5,000,000,000 shares and 0 shares authorized at December 31, 2025 and September 27, 2025, respectively; 351,921,075 and 0 shares issued and outstanding at December 31, 2025 and September 27, 2025, respectively	35	—
Class B common stock par value $0.0001: 2,000,000,000 shares and 0 shares authorized at December 31, 2025 and September 27, 2025, respectively; 947,910,220 and 0 shares issued and outstanding at December 31, 2025 and September 27, 2025, respectively	95	—
Additional paid-in capital	281,494	915,326
Accumulated deficit	(5,976)	—
Accumulated other comprehensive loss	(162)	—
Total shareholders’ equity	$275,486	$915,326
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$4,095,013	$1,302,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	December 31, 2025	December 28, 2024
Revenues
Subscription	$292,233	$—
Related party	1,160,434	$1,102,461
Advertising	91,523	—
Other	4,498	3,531
Total revenues	1,548,688	1,105,992
Operating expenses
Subscriber related expenses	953,516	484,330
Subscriber related expenses - related party	474,264	$618,130
Broadcasting and transmission	8,863	—
Sales and marketing	59,250	2,236
Technology and development	13,617	—
General and administrative	35,291	39,883
Depreciation and amortization	24,230	—
Total operating expenses	1,569,031	1,144,579
Operating loss	(20,343)	(38,587)

Other income (expense)
Interest expense, net	(1,443)	—
Amortization of debt premium, net	3,062	—
Other income	27	—
Total other income (expense)	1,646	—

Loss before income taxes	(18,697)	(38,587)
Income tax provision	(367)	—
Net loss	(19,064)	(38,587)

Less: Net loss attributable to non-controlling interest	13,088	—
Net loss attributable to common shareholders	$(5,976)	$(38,587)

Other comprehensive loss
Foreign currency translation adjustment	(162)	—
Comprehensive loss attributable to common shareholders	$(6,138)	$(38,587)

Net loss per share - basic and diluted	$(0.02)

Weighted average shares outstanding:
Basic and diluted	349,096,793
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Redeemable Non-controlling interest and Shareholders’ Equity
Three Months Ended December 31, 2025
(in thousands, except share and per share amounts)

		Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Redeemable non-controlling interest	Class A Shares	Amount	Class B Shares	Amount
Balance at September 27, 2025	$—	—	—	—	—	915,326	—	—	$915,326
Pre-combination net contributions from Disney	—	—	—	—	—	394,499	—	—	394,499
Effects of reorganization and business combination	—	342,724,309	34	947,910,220	95	1,347,599	—	—	1,347,728
Recognition of redeemable non-controlling interest	2,388,639	—	—	—	—	(2,388,639)	—	—	(2,388,639)
Exercise of stock options	—	28,004	—	—	—	36	—	—	36
Delivery of common stock underlying restricted stock units	—	9,168,762	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	12,674	—	—	12,674
Foreign currency translation adjustment	—	—	—	—	—	—	—	(162)	(162)
Net loss attributable to non-controlling interest	(13,088)	—	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	—	—	—	(5,976)	—	(5,976)
Balance at December 31, 2025 (Unaudited)	$2,375,551	351,921,075	35	947,910,220	95	281,494	(5,976)	(162)	275,486
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended December 28, 2024
(in thousands, except share and per share amounts)

	Common Stock
	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 28, 2024	—	—	—	$—	905,252	—	—	$905,252
Net contribution from Disney	—	—	—	—	42,594	—	—	42,594
Net loss attributable to common shareholders	—	—	—	—	—	(38,587)	—	(38,587)
Balance at December 28, 2024 (Unaudited)	—	—	—	—	947,846	(38,587)	—	909,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	December 31, 2025	December 28, 2024
Cash flows from operating activities
Net loss	$(19,064)	$(38,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,230	—
Stock-based compensation	12,695	—
Amortization of debt premium, net	(3,062)	—
Deferred income tax provision	186	—
Amortization of right-of-use assets	519	—
Changes in operating assets and liabilities of business:
Accounts receivable, net	(398,852)	(481)
Prepaid and other assets	(6,246)	—
Accounts payable	11,179	—
Accrued expenses and other liabilities	184,051	(3,525)
Deferred revenue	(5,487)	—
Lease liabilities	(459)	—
Net cash used in operating activities	(200,310)	(42,593)

Cash flows from investing activities
Acquisition of Fubo, net of cash acquired	268,056	—
Purchases of property and equipment	(520)	—
Capitalization of internal use software	(3,189)	—
Net cash provided by investing activities	264,347	—

Cash flows from financing activities
Proceeds from the issuance of common stock	95	—
Pre-combination net contributions from Disney	394,499	42,593
Proceeds from exercise of stock options	36	—
Repayments of notes payable and long-term borrowings	(108)	—
Net cash provided by financing activities	394,522	42,593

Net increase in cash, cash equivalents and restricted cash	458,559	—
Cash, cash equivalents and restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$458,559	$—

Supplemental disclosure of cash flows information:
Interest paid	$40	$—
Income taxes paid	$37	$—

Non-cash financing and investing activities:
Redeemable non-controlling interest	$2,375,551	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Nature of Business
Organization
FuboTV Inc. (the “Company”) was incorporated under the laws of the State of Florida in February 2009. In connection with the consummation of the Business Combination (defined below), the Company effected a conversion (the “Conversion”) from a Florida corporation to a Delaware corporation on October 29, 2025, and changed its name from fuboTV Inc. to FuboTV Inc. As part of the Conversion, all of the Company’s issued and outstanding shares of common stock were automatically converted into issued and outstanding shares of Class A common stock, par value $0.0001 per share, and the Company created a new class of vote-only shares of Class B common stock, par value $0.0001 per share. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “FUBO.”
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
Nature of Business
The Company is principally focused on offering consumers live TV streaming services for sports, news, and entertainment programming. The Company’s revenues are almost entirely derived from the sale of subscription services for its Fubo-branded offerings (collectively, the "Fubo Services"), a wholesale fee arrangement under a commercial services agreement with Hulu, LLC ("Hulu") relating to the Hulu Live Service (defined below), and the sale of advertisements in the United States on the Fubo Services and Hulu Live Service. The Company also has operations in several international markets, including Canada, France and Spain.
Business Combination
On October 29, 2025 (the “Closing Date”), the Company completed the transactions contemplated by the Business Combination Agreement, dated as of January 6, 2025 (the “Business Combination Agreement”), by and among the Company, The Walt Disney Company (“Disney”) and Hulu, pursuant to which the parties combined the existing Fubo business with the Hulu Live Business (as defined below) (such transactions, collectively, the "Business Combination").
Pursuant to the Business Combination Agreement, on the Closing Date, (i) Hulu (x) contributed certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the Hulu Live Service (as defined below) (the “Hulu Live Business”) to Hulu Live LLC (“Hulu Live”), (y) caused Hulu Live to assume only the HL Business Liabilities (as defined in the Business Combination Agreement) and (z) contributed the Hulu Live Business and the HL Business Assets to a newly formed entity, Fubo Operations LLC (“Newco”), by transferring all of its right, title and interest in, to and under 100% of the equity interests of Hulu Live to Newco, (ii) the Company underwent an umbrella partnership C corporation (“up-C”) reorganization and contributed 100% of the equity interests in a newly formed, wholly-owned subsidiary, Fubo Services LLC, to which the Company had previously contributed the Company’s business prior to the Closing Date, to Newco in exchange for units in Newco (“Newco Units”), resulting in Hulu holding a number of Newco Units representing, in the aggregate, a 70% economic interest (calculated on a fully-diluted basis) in Newco and the Company holding a number of Newco Units representing, in the aggregate, a 30% economic interest (calculated on a fully-diluted basis) in Newco, and (iii) the Company issued to Hulu shares of the Company’s Class B common stock representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis). The HL Business Assets include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” (such service, the “Hulu Live Service”), all other assets (including intellectual property) exclusively related to the Hulu Live Service and all intellectual property constituting the “Live TV” brand.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On the Closing Date, the Company and Hulu, as the members of Newco, adopted an amended and restated limited liability company agreement of Newco, pursuant to which Fubo became the sole managing member of Newco. In addition, the Company entered into certain commercial agreements with Hulu, including a brand licensing agreement and commercial services agreement (the "Commercial Agreement"), pursuant to which, among other things, (i) the Company granted to Hulu the right, license and obligation to distribute the Hulu Live Service via the Hulu platform on a wholesale basis, pursuant to which, during the term of the Commercial Agreement, Hulu pays the Company a wholesale fee initially equal to 95% of the Hulu Live Business’s carriage fee expenses in calendar years 2025 and 2026, escalating to 97.5% in calendar year 2027 and 99% in calendar year 2028 and thereafter, and (ii) certain affiliates of Disney agreed to sell ads on behalf of the Company for the Fubo Services and the Hulu Live Service in exchange for a portion of ad sale revenue. The Commercial Agreement provides for an initial term of five years, renewable for an additional five-year term by mutual agreement.
Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries and its non-wholly owned subsidiaries where the Company has a controlling interest. Effective as of the closing of the Business Combination, the Company is the sole managing member of Newco with control over all of the day-to-day business affairs and decision-making of Newco. As a result, the Company consolidates the financial results of Newco and reports a non-controlling interest representing the economic interest in Newco held by Hulu. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information. The consolidated financial statements as of and for the three months ended December 31, 2025 and December 28, 2024 are unaudited; however, in the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
The Company has accounted for the acquisition consummated pursuant to the Business Combination Agreement as a reverse acquisition of the Company using the acquisition method of accounting in accordance with GAAP, with the Hulu Live Business treated as the accounting acquirer of the Company. Accordingly, commencing with this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, the historical combined carve-out financial statements of the Hulu Live Business are presented as the historical financial statements of the Company. Based on this determination, the financial statements reflect the Hulu Live Business's acquisition of the historical Fubo business as of the Closing Date, including the recognition of the acquired Fubo business's identifiable assets and liabilities at fair value with the residual recorded as goodwill. Prior to the Business Combination, the Hulu Live Business operated as part of Hulu, which is controlled and consolidated by Disney, and, therefore, its historical financial statements were prepared on a carve-out basis from Disney and Hulu, including allocations of certain corporate costs, shared services, and assets and liabilities that were not historically operated or financed on a standalone basis.
As a result, the financial results and information included herein for the current period reflects (x) the results of the Hulu Live Business prepared on a carve-out basis for the period from September 28, 2025 through October 28, 2025, and excludes Fubo’s results for this period, and (y) the results of combined Fubo and Hulu Live businesses for the period from October 29, 2025 through December 31, 2025. The financial results and information for all historical periods presented herein reflect the results of the Hulu Live Business prepared on a carve-out basis and excludes the results of the historical Fubo business. Therefore, the historical results of the Hulu Live Business are not necessarily comparable to the results of the Company following the Business Combination.
Prior to the closing of the Business Combination, the Hulu Live Business' fiscal year ended on the Saturday closest to September 30, and the Company’s historical fiscal year end was December 31. Effective as of the Closing Date, the Company changed its fiscal year end to September 30, with its first full fiscal year following the Closing Date to end on September 30, 2026. The Hulu Live Business' most recent fiscal year ended on September 27, 2025.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On February 3, 2026, at the recommendation of the Company's board of directors, Hulu, representing a majority of the outstanding voting interests of the Company, approved by written consent amendments to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s Class A common stock and Class B common stock, at a ratio ranging from any whole number between 1-for-8 and 1-for-12, as determined by the Company’s board of directors in its discretion, subject to the board's authority to abandon such amendments (the “Reverse Stock Split Amendment”). The effective date of the Reverse Stock Split Amendment has not been determined.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Those estimates and assumptions include allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, useful lives of intangible assets, recoverability of goodwill and intangible assets, equity instruments issued in share-based payment arrangements, and accounting for income taxes, including the valuation allowance on deferred tax assets.
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has one operating segment and one reporting unit, the streaming business. The Company has concluded that consolidated net income (loss) is the measure of segment profitability. There are no other expense categories regularly provided to the CODM that are not already included in the condensed consolidated statements of operations and comprehensive loss.
Substantially all of the tangible long-lived assets are located in the United States. The following table presents total revenue for the operating segment:

	Three Months Ended
	December 31, 2025	December 28, 2024
United States	$1,537,621	$1,105,992
Rest of world	11,067	—
Total revenue	$1,548,688	$1,105,992

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	December 31, 2025	September 27, 2025
Cash and cash equivalents	$452,411	$—
Restricted cash	6,148	—
Total cash, cash equivalents and restricted cash	$458,559	$—
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.
Fair Value Estimates
The carrying amounts of the Company’s financial assets and liabilities, such as cash, other assets, accounts payable and accrued payroll, approximate their fair values because of the short maturity of these instruments. The carrying amounts of long-term borrowings approximate their fair values due to the short-term maturity and the fact that the effective interest rates on these obligations are comparable to market interest rates for instruments of similar credit risk.
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value. Fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. Fair value is estimated by applying inputs which are classified into the following levels of a three-tier hierarchy as follows:
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts. The Company’s accounts receivable balance primarily consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for credit losses was not necessary as of December 31, 2025 and December 28, 2024.
No individual third-party customer accounted for more than 10% of revenue for the three months ended December 31, 2025 and September 27, 2025.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized. Maintenance and repairs are expensed as incurred. The Company’s property and equipment, net are being depreciated over their estimated useful lives as follows:

Useful Life (Years)
Furniture and fixtures	5
Computer equipment	3-5
Leasehold improvements	Term of lease
Licensed Content
The Company entered into various license agreements to obtain rights to certain live sports events. Costs incurred in acquiring certain rights to live sporting events are accounted for in accordance with ASC 920, Entertainment—Broadcasters. These program rights are recorded in subscriber related expenses in a manner consistent with how it expects to monetize the licensed content, which is primarily based on subscription revenue.
Cash flows for licensed content are presented within operating activities in the consolidated statements of cash flows.
Impairment Testing of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value and is recorded in the period in which the determination is made. Fair value is based on those assets' market value when available or discounted expected cash flows.
Goodwill
The Company tests goodwill for impairment at the reporting unit level on an annual basis on July 1 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Intangible Assets, Net
The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful Life (Years)
Trade names	8
Customer relationships - streaming	2
Customer relationships - advertising	2
Capitalized internal use software	3
Developed technology	5
Software licenses	5
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
Redeemable Non-controlling Interest
Redeemable non-controlling interest is evaluated by the Company and shown as mezzanine equity (shown between liabilities and equity) on the condensed consolidated balance sheets. Redeemable non-controlling interest is measured at their redemption values at the end of each reporting period.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company generates revenue from the following sources:
1.Subscriptions – The Company sells various subscription plans for the Fubo Services through its website and third-party app stores. These subscription plans provide different levels of streamed content and functionality depending on the plan selected. Subscription fees are fixed and paid in advance by credit card primarily on a monthly basis. A subscription customer executes a contract by agreeing to the Company’s terms of service. The Company considers the subscription contract legally enforceable once the customer has accepted terms of service and the Company has received credit card authorization from the customer’s credit card company. The terms of service allow customers to terminate the subscription at any time, however, in the event of termination, no prepaid subscription fees are refundable. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to the customers, which is ratably over the subscription period. Upon the customer agreeing to the Company’s terms and conditions and authorization of the credit card, the customer simultaneously receives and consumes the benefits of the streamed content ratably throughout the term of the contract. Subscription services sold through third-party app stores are recorded gross in revenue with fees to the third-party app stores recorded in subscriber related expenses in the consolidated statement of operations and comprehensive loss. Management concluded that the customers are the end user of the subscription services sold by these third-party app stores.
2.Related party revenue – Pursuant to the Commercial Agreement with Hulu, for the Hulu Live Service, the Company receives a wholesale fee from Hulu initially equal to 95% of carriage fee expenses incurred by the Hulu Live Business for calendar year 2025 and 2026, escalating to 97.5% in calendar year 2027 and 99% in calendar year 2028 and thereafter. The wholesale fee prior to the Closing Date is presented as 100% of carriage fee expenses incurred by the Hulu Live Business.
3.Advertising – Pursuant to the Commercial Agreement with Hulu, certain affiliates of Disney exclusively sell ads on behalf of the Company for the Fubo Services and Hulu Live Service and remit 100% of the revenue to the Company, net of a 15% ad agency fee. The Company recognizes revenue at a point in time when a performance obligation has been satisfied by transferring control of the promised services to the advertiser, which generally is when the advertisement has been displayed.
4.Other revenue – Other revenue consists of distribution fees, commissions, and carriage fees earned on sales through channel distribution platforms for the Fubo Services and Hulu Live Service. The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control of the promised services to the customers.
Revenue from third parties (all revenues excluding related party revenue) was 25.1% of the Company's revenue for the three months ended December 31, 2025 and less than 0.5% for the three months ended December 28, 2024. The Company's revenues are therefore subject to significant concentration risk.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Sales and Marketing
Sales and marketing expenses for the Fubo Services consist of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. Pursuant to the Commercial Agreement with Hulu, the Company bears all marketing expenses of the Hulu Live Business and will pay Hulu a marketing support fee equal to 10% of the Hulu Live Business’s marketing budget, which marketing budget must be at least equal to 0.7% of revenues of the Hulu Live Business. In exchange for the fee, Hulu will be responsible for marketing execution for the Hulu Live Service in consultation with the Company. All sales and marketing costs are expensed as they are incurred.
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
Stock-Based Compensation
The Company accounts for the fair value of restricted stock units using the closing market price of its common stock on the date of the grant. These restricted stock units generally vest annually over one-year (in the case of annual grants to directors) to four-year (in the case of grants to employees) periods, subject to the recipient’s continuation in service through each applicable vesting date.
The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest annually over four-year periods, subject to the recipient’s continuation in service through each applicable vesting date.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.
In connection with the Business Combination Agreement, the Company, Newco and Hulu entered into a Tax Receivables Agreement (the “TRA”) which, among other things, obligates the Company to pay Hulu (a) a percentage of the benefit realized from the use of certain historic net operating loss carryforwards (“NOLs”) in an amount equal to the lesser of (i) 70% and (ii) Hulu’s ownership percentage of Newco as of the date the NOL is utilized, and (b) 70% of (i) the total tax benefit that the Company realizes as a result of increases in tax basis in Newco’s assets resulting from future redemptions or exchanges of Newco Units for Class A Common Stock (or cash), and (ii) certain other tax benefits attributable to payments made under the TRA. The Company does not expect to use any historical NOLs during the fiscal year ended September 30, 2026. Thus, no TRA liability has been recorded on the condensed consolidated balance sheet as of December 31, 2025.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currencies of non-U.S. subsidiaries are determined based on the primary economic environment in which the subsidiary operates. The financial statements of non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).
Net Loss Per Share
Net loss per basic share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.
The following table presents the calculation of basic net loss per share (in thousands, except shares and per share data):

	Three Months Ended
	December 31, 2025	December 28, 2024
Numerator:
Net loss	$(19,064)	$(38,587)
Less: net loss attributable to non-controlling interest	13,088	—
Net loss attributable to common shareholders	(5,976)	(38,587)

Denominator:
Weighted-average common shares outstanding	349,096,793	—

Basic and diluted net loss per share	$(0.02)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31, 2025	December 28, 2024
Stock options	15,856,010	—
Unvested restricted stock units	36,788,409	—
Convertible notes variable settlement feature	48,771,938	—
Total	101,416,357	—

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740): Improvements to Income Tax Disclosures, requires incremental disclosures within the income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The new guidance is applicable for annual periods beginning with the Company's fiscal year ended September 30, 2026.
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
Note 3 - Liquidity, Going Concern and Management Plans
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company had cash and cash equivalents and restricted cash of $458.6 million, a working capital deficit of $180.9 million and an accumulated deficit of $6.0 million as of December 31, 2025. During the three months ended December 31, 2025, the Company generated a net loss of $6.0 million.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. On January 5, 2026, the Company issued a promissory note (the “Disney Note”) to Disney Enterprises, Inc., an affiliate of The Walt Disney Company, pursuant to which the Company borrowed an aggregate principal amount of $145.0 million under a senior unsecured term facility. On January 14, 2026, using the proceeds of the Disney Note, the Company repurchased approximately $140.2 million aggregate principal amount of its outstanding 3.25% Convertible Senior Notes due February 15, 2026 ("2026 Convertible Notes") at a repurchase price of 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. See Note 10 for more information relating to the Disney Note and repurchase of the 2026 Convertible Notes. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including its ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors.
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
Note 4 – Business Combination
The consummation of the Business Combination described in Note 1 has been accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the guidance of ASC 805, Business Combinations (“ASC 805”). ASC 805 requires that one of the combining entities be designated as the acquirer for accounting purposes. The Hulu Live Business has been determined to be the accounting acquirer. In identifying the Hulu Live Business as the accounting acquirer, management took into account the structure of the Business Combination, including the relative voting rights and the corporate governance structure of the combined company as of the Closing Date, the composition of Fubo’s board of directors and designation of certain senior management positions. The purchase price has been preliminarily allocated to the fair value of the historical Fubo business's identifiable assets and liabilities as of the Closing Date, with the excess purchase price recorded as goodwill.
Consideration Transferred
The fair value of the consideration transferred in the reverse acquisition on the Closing Date was $1,347.6 million, which consists of 342,724,309 shares of the Company’s Class A common stock valued at $1,264.7 million and equity awards attributed to pre-combination services valued at $82.9 million.
Preliminary Allocation of Purchase Price
The purchase price is allocated to the legacy Fubo assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The purchase price allocation shown in the table below reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists (in thousands):

Fair value of consideration transferred	$1,347,599
Estimated fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	261,909
Accounts receivable, net	77,715
Prepaid sports rights	25,978
Prepaid and other current assets	19,569
Property and equipment	5,698
Restricted cash	6,148
Intangible assets	456,193
Right-of-use assets	34,301
Other non-current assets	11,816
Accounts payable, accrued expenses, and other current liabilities	(339,985)
Deferred revenue	(99,575)
Convertible notes - current and non-current	(382,144)
Long-term borrowings - current portion	(696)
Deferred tax liabilities	(1,211)
Lease liabilities - current and non-current	(34,301)
Other long-term liabilities	(11,977)
Total estimated fair value of net assets acquired	29,438

Estimated goodwill	1,318,161
The fair values of the intangible assets acquired were determined using the income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The relief from royalty method was used to value the software and technology and trade names. The relief from royalty method is an application of the income method and estimates fair value for an asset based on the expected cost to license a similar asset from a third-party. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for customer relationships. The cost to replace a given asset reflects the estimated reproduction or replacement cost for these customer related assets.
The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as purchase price allocations are finalized, which is expected within one year of the Closing Date.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Pro Forma Financial Information
The following table presents the unaudited pro forma results of operations for the three months ended December 31, 2025 and December 28, 2024, as if the Business Combination had occurred as of October 1, 2024:

	Three Months Ended
	December 31, 2025	December 28, 2024
Pro forma revenue	$1,683,120	$1,588,439
Pro forma net loss	$(46,388)	$(130,379)
The pro forma information is based on the historical combined carve-out financial statements of the Hulu Live Business and historical consolidated financial statements of Fubo, with adjustments directly attributable to the Business Combination, including the impact of the various commercial arrangements entered into in connection therewith, such as the wholesale fee arrangement, marketing support charge, brand license fee and advertising agency fee, as well as the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset of the Fubo business.
Note 5 - Revenue from Contracts with Customers
Disaggregated Revenue
Related party revenue is all generated in the United States. The following tables summarize subscription revenue and advertising revenue by region:
Subscription and Advertising

	Three Months Ended
	December 31, 2025	December 28, 2024
United States and Canada (North America)	$377,918	$—
Rest of world	5,838	—
Total subscription and advertising revenues	$383,756	$—
Contract Balances
For the three months ended December 31, 2025 and December 28, 2024, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of December 31, 2025 and September 27, 2025.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of December 31, 2025, the Company’s contract liabilities totaled approximately $94.1 million are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized as revenue within the next month. The remaining deferred revenue balance is expected to be recognized as revenue within the next twelve months. Given the nature of the Company's revenue arrangements, substantially all of the contract liability balance at the beginning of the period was recognized during the three months ended December 31, 2025. There were no contract liabilities outstanding at September 27, 2025.
Transaction Price Allocated to Remaining Performance Obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and Equipment, Net
The table below summarizes the Company’s property and equipment, net (in thousands):

	Useful Life (Years)	December 31, 2025	September 27, 2025
Furniture and fixtures	5	$411
Computer equipment	3-5	3,240
Leasehold improvements	Term of lease	2,529
		6,180	—
Less: Accumulated depreciation		(250)
Total property and equipment, net		$5,930	$—
Depreciation expense totaled approximately $0.3 million for the three months ended December 31, 2025. There was no depreciation expense recorded during the three months ended December 28, 2024.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	December 31, 2025
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	8	7.8	112,400	(2,342)	110,058
Customer relationships - streaming	2	1.8	145,600	(12,133)	133,467
Customer relationships - advertising	2	1.8	19,800	(1,650)	18,150
Capitalized internal use software	3	1.9	23,410	(2,177)	21,233
Developed technology	5	4.8	155,000	(5,167)	149,833
Software licenses	5	2.9	3,171	(176)	2,995
Total			$459,381	$(23,645)	$435,736
The intangible assets are being amortized over their respective original useful lives, which range from two to eight years.
The Company recorded amortization expense related to the above intangible assets of approximately $24.0 million for the three months ended December 31, 2025.
There were no intangible assets outstanding at September 27, 2025.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Fiscal Year Ending September 30,	Future Amortization
2026	$106,632
2027	136,224
2028	56,315
2029	45,573
2030	45,088
Thereafter	45,904
Total	$435,736
Goodwill
The following table is a summary of the changes to goodwill for the three months ended December 31, 2025 (in thousands):

Balance - September 27, 2025	$1,296,000
Fubo purchase accounting	1,318,161
Balance - December 31, 2025	$2,614,161
Note 8 – Accounts Payable, Accrued Expenses, and Other Long-term Liabilities
Accounts payable, accrued expenses, related party current liabilities and other long-term liabilities are presented below (in thousands):

	December 31, 2025	September 27, 2025
Affiliate fees	$794,373	$387,329
Broadcasting and transmission	8,157	—
Selling and marketing	47,893	—
Accrued compensation	16,498	—
Legal and professional fees	9,405	—
Income tax payable	1,568	—
Sales tax	28,637	—
Guaranteed liabilities	11,419	—
Accrued interest	6,757	—
Subscriber related	2,852	—
Other	7,408	—
Total	$934,967	$387,329

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Income Taxes
The following table presents income tax provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended
	December 31, 2025	December 28, 2024
Income tax provision	(367)	—
Effective tax rate	1.96%	—%
During the three months ended December 31, 2025, the Company recorded an income tax provision of $0.4 million which included a discrete tax benefit of $6.0 thousand related to share-based compensation. The effective tax rate was 1.96% on pre-tax loss of $18.7 million. The effective tax rate differs from the U.S. Statutory rate of 21% as no tax benefit was provided on current year operating losses primarily due to valuation allowances recorded against the Company’s net deferred tax assets.
During the three months ended December 28, 2024, the effective tax rate was 0.00% on pre-tax loss of $38.6 million. The effective tax rate differs from the U.S. Statutory rate of 21% because the Hulu Live Business was part of Hulu, which was a non-taxable partnership through June 27, 2025. Therefore, no income tax was allocated to the Hulu Live Business when prepared on a carve out basis for the three months ended December 28, 2024.
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
Note 10 – Convertible Notes and Long-Term Borrowing
Convertible notes and long-term borrowing consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Debt Premium	December 31, 2025
2026 Convertible Notes	3.25%	$144,765	$—	$144,765
2029 Convertible Notes	7.5%	177,506	56,823	$234,329
Other	2.25%	588	—	588
		$322,859	$56,823	$379,682
2026 Convertible Notes
On February 2, 2021, the Company issued $402.5 million of 2026 Convertible Notes. The 2026 Convertible Notes bear interest from February 2, 2021, at a rate of 3.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were approximately $389.4 million, after deducting a discount and offering expenses of approximately $13.1 million. As described below, the Company repurchased approximately $140.2 million aggregate principal amount of 2026 Convertible Notes in January 2026.

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
As previously disclosed, the closing of the Business Combination constituted a fundamental change under the indenture governing the 2026 Convertible Notes, triggering the Company’s delivery of a notice to holders of 2026 Notes regarding their fundamental change repurchase right (the “2026 Notes Tender Offer”). The 2026 Notes Tender Offer expired on January 13, 2026 at 5:00 p.m. New York City time (the “2026 Notes Expiration Time”). As of the 2026 Notes Expiration Time, $140.2 million aggregate principal amount of the outstanding 2026 Convertible Notes were surrendered for repurchase pursuant to the 2026 Notes Tender Offer. The Company will repay the remaining $4.5 million aggregate principal amount of 2026 Convertible Notes outstanding at maturity on February 15, 2026.
During the three months ended December 31, 2025, there was no amortization of debt premium, net recorded in connection with the 2026 Convertible Notes in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2026 Convertible Notes was $144.6 million as of December 31, 2025.

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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As previously disclosed, the closing of the Business Combination constituted a fundamental change under the indenture governing our 2029 Convertible Notes, triggering our delivery of a notice to holders of 2029 Convertible Notes regarding their fundamental change repurchase right (the “2029 Notes Tender Offer”). The Tender Offer expired on January 6, 2026 at 5:00 p.m. New York City time (the “2029 Notes Expiration Time”). As of the 2029 Notes Expiration Time, none of the outstanding 2029 Convertible Notes were surrendered for repurchase pursuant to the 2029 Notes Tender Offer. As of December 31, 2025, the aggregate principal amount of 2029 Convertible Notes outstanding is approximately $177.5 million, which will mature on February 15, 2029, unless earlier repurchased or converted.
During the three months ended December 31, 2025, there was no interest expense paid in connection with the 2029 Convertible Notes. The Company recorded amortization income of $3.1 million, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $194.9 million as of December 31, 2025.
Senior Unsecured Term Loan
On January 5, 2026, the Company issued the Disney Note to Disney Enterprises, Inc. (the “Lender”), an affiliate of Disney, pursuant to which the Company borrowed an aggregate principal amount of $145.0 million. The Disney Note was issued pursuant to a commitment letter, dated January 6, 2025, executed concurrently with the Business Combination Agreement, pursuant to which the Lender committed to provide the Company, on January 5, 2026 and on the terms and subject to the conditions set forth therein, up to $145.0 million of indebtedness in the form of a senior unsecured term facility.
The Disney Note bears interest at a rate equal to 4.2% per annum. The Disney Note is unsecured and matures on January 5, 2031 unless earlier repaid, subject to springing maturity in the event the Company incurs certain unsecured indebtedness with a scheduled maturity prior to January 5, 2031. The Company may prepay any portion of the outstanding principal at any time without penalty.
The Disney Note includes customary covenants and sets forth certain events of default after which the outstanding principal may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries.
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following (in thousands):

	Fair value measured at December 31, 2025
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$195,346	$—	$—	$195,346
Total financial assets at fair value	$195,346	$—	$—	$195,346
There were no liabilities measured at fair value as of December 31, 2025 and September 27, 2025. See Note 2 - Fair Value Estimates.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 12 – Equity-Based Compensation
Stock-Based Compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	December 31, 2025	December 28, 2024
Subscriber related	$48	$—
Sales and marketing	3,014	—
Technology and development	1,986	—
General and administrative	7,647	—
Total stock-based compensation expense	$12,695	$—
Equity Incentive Plans
On April 1, 2020, Fubo's board of directors approved the establishment of the 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of December 31, 2025, there are 16,127,543 shares available for future issuance under the 2020 Plan.
On August 3, 2022, August 7, 2023, August 5, 2024 and August 8, 2025, Fubo's board of directors adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan"), the 2024 Employment Inducement Equity Incentive Plan ("2024 Plan") and the 2025 Employment Inducement Equity Incentive Plan (the “2025 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of December 31, 2025, there are no shares available for future issuance under the 2022 Plan, 2023 Plan and 2024 Plan, and there are 2,925,680 shares available for future issuance under the 2025 Plan.
Time-Based Stock Options
A summary of time-based stock option activity for the three months ended December 31, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of September 27, 2025	—	$—	$—	N/A
Assumed from Fubo	7,861,967	$7.55	$2,755	3.9
Exercised	(28,004)	$1.25
Forfeited or expired	(531,250)	$10.44
Outstanding as of December 31, 2025	7,302,713	$7.36	$999	3.3

Options vested and exercisable as of December 31, 2025	6,984,568	$7.62	$840	4.2

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted during the three months ended December 31, 2025 and December 28, 2024.
As of December 31, 2025, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.2 million to be recognized over a weighted average period of 1.2 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the three months ended December 31, 2025 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of September 27, 2025	—	$—	$—	N/A
Assumed from Fubo	4,453,297	$12.75	$—	1.8
Outstanding as of December 31, 2025	4,453,297	$12.75	$—	1.7

Options vested and exercisable as of December 31, 2025	4,453,297	$12.75	$—	1.7
There were no market and service-based options granted during the three months ended December 31, 2025 and December 28, 2024.
As of December 31, 2025, there was no unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company granted the CEO a performance stock option to purchase 4,100,000 shares of common stock, with an exercise price of $10.00, subject to the achievement of certain predetermined performance goals. On April 20, 2023, the Company amended the award to modify the vesting conditions with respect to the 3,280,000 options that remained unvested as of the amendment date (the "Amended Options"), which became eligible to vest on February 20, 2026 (the "Vesting Date") subject to the achievement of certain amended performance goals. In connection with the Business Combination, the Amended Options were earned at the target performance level and will vest on the Vesting Date, subject to continued service. Compensation cost related to the Amended Options is recognized over the requisite service period for the amended award beginning on the amendment date and ending on the Vesting Date based on the probability of achievement of the Performance Criteria. The fair value of the Amended Options as of the amendment date totaled $1.2 million. The Amended Options are subject to acceleration upon certain events and conditions, including a change of control and qualifying terminations, and upon death, disability, and certain “good leaver” circumstances.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the three months ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	34,636,138	$2.60
Granted	4,403,744	$3.69
Vested	(9,168,762)	$3.09
Forfeited or expired	(239,061)	$1.84
Unvested at December 31, 2025	29,632,059	$2.62
During the three months ended December 31, 2025, the Company granted 4,403,744 time-based restricted stock units. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $16.2 million.
As of December 31, 2025, the unrecognized stock-based compensation expense related to time-based restricted stock units totaled $72.1 million to be recognized over a weighted average period of 2.8 years and had an aggregate intrinsic value of approximately $74.7 million.
Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the three months ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	4,295,101	$4.85
Granted	1,556,447	$3.69
Unvested at December 31, 2025	5,851,548	$4.54
During the three months ended December 31, 2025, the Company granted an aggregate of 1,556,447 PRSUs with a grant date fair value of $5.7 million to certain executives. Compensation cost related to the target PRSUs will be recognized over the requisite service period.
During the three months ended December 31, 2025, the Company recognized aggregate stock-based compensation expense of $1.2 million, related to these PRSUs. As of December 31, 2025, aggregate unrecognized stock-based compensation related to these PRSUs totaled $2.3 million.
There was no stock-based compensation expense related to the PRSUs recognized during the three months ended December 28, 2024.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Market and Service Condition Based Restricted Stock Units
A summary of the Company’s market and service-based restricted stock unit activity during the three months ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	1,304,802	$2.81
Unvested at December 31, 2025	1,304,802	$2.81
During the three months ended December 31, 2025, there were no market and service condition based restricted stock units granted. Compensation cost related to the market and service condition based restricted stock units will be recognized over the requisite service period.
During the three months ended December 31, 2025, the Company recognized $0.2 million of the stock-based compensation expense related to market and service-based restricted stock units. As of December 31, 2025, aggregate unrecognized stock-based compensation related to these restricted stock units totaled $3.0 million.
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended
	December 31, 2025	December 28, 2024
Operating leases
Operating lease cost	$882	$—
Other lease cost	163	—
Operating lease expense	1,045	—
Short-term lease rent expense	600	—
Total rent expense	$1,645	$—
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended
	December 31, 2025	December 28, 2024
Operating cash flows from operating leases	$822	$—
Right of use assets exchanged for operating lease liabilities assumed from Fubo	$34,301	$—
Weighted average remaining lease term - operating leases	9.6	N/A
Weighted average discount rate - operating leases	6.8%	N/A

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2025, future minimum payments for the operating leases are as follows (in thousands):

Fiscal Year Ending September 30,	Future payments
2026	$4,522
2027	4,967
2028	4,400
2029	4,403
2030	4,403
Thereafter	22,457
Total	45,152
Less present value discount	(11,310)
Operating lease liabilities	$33,842
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements and various sports right agreements to obtain programming rights to certain live sporting events. where the Company is obligated to make future payments under these contracts as follows (in thousands):

Fiscal Year Ending September 30,	Future payments
2026	$34,505
2027	26,945
2028	8,095
2029	3,563
2030	3,613
Thereafter	6,438
Total	$83,159
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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs, FuboTV Media, and DISH filed notices of appeal and those appeals are pending. In November 2025, the PTAB issued its final written decisions on the IPRs for the remaining three patents, holding all claims of all three patents unpatentable. In December 2025, DISH filed petitions for Director Review of these three decisions, which FuboTV Media opposed. These petitions are pending.
After filing its IPR petitions, FuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five then-instituted patents and any appeals therefrom, and ordered that the stay would remain in place for the duration of any instituted IPRs and appeals therefrom on the remaining three patents. On December 5, 2024, the parties informed the Court that the PTAB instituted review for the remaining three patents. Currently, the case is fully stayed pending the instituted IPRs and related appeals.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis for $3,400,000. The court entered final approval of the settlement agreement on October 8, 2025. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. The Perez case was also voluntarily dismissed on May 22, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
DISH Network L.L.C. vs. FuboTV Inc. and FuboTV Media
On January 2, 2026, in connection with existing breach of contract litigation brought in the Southern District of New York by Disney against DISH Network L.L.C. (“DISH LLC”), DISH LLC asserted antitrust counterclaims naming FuboTV Inc. and FuboTV Media, along with Disney and other Disney-affiliated companies, as counterclaim defendants. The counterclaims against the Fubo entities assert violations of Section 1 of the Sherman Act and Section 7 of the Clayton Act based on Disney’s acquisition of a controlling share of Fubo. The counterclaims against Fubo seek, inter alia, injunctive relief in the form of the unwinding of Disney’s acquisition of a controlling share of Fubo, as well as monetary damages. Fubo’s response to these counterclaims is due on February 20, 2026.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Fubo and the Hulu Live Business included in our Annual Report and the HL Business Closing 8-K. The historical financial results and information presented below reflect the Hulu Live Business prepared on a carve-out basis for periods prior to the consummation of the Business Combination. As a result, the historical results of the Hulu Live Business are not necessarily comparable to the results of the combined company following the Business Combination. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a consumer-first live TV streaming company with a mission to deliver premium sports, news and entertainment programming through a best-in-class user experience that offers greater choice, flexibility and value. In the United States, we offer consumers a broad array of programming focused on sports, news and entertainment through Fubo-branded and Hulu Live-branded services, both live and on-demand, including tens of thousands of live sporting events. Outside the United States, we operate live TV streaming services in Canada, France and Spain. Our content can be accessed through streaming devices including Smart TVs, mobile phones, tablets and computers.
Our business model is centered on operating and monetizing our sports-, news- and entertainment-focused live TV streaming offerings under multiple brands and distribution arrangements. Through our offerings, we seek to serve consumers across the demand curve, offering multiple plan options from “skinny” packages with a number of targeted channels to more robust packages at varying price points, designed to deliver greater choice and flexibility. We leverage sporting events and other popular news and entertainment programming to acquire subscribers at efficient acquisition costs, given built-in demand for such programming. For the Fubo-branded offerings (such services, the "Fubo Services"), we leverage our technology and data to drive higher engagement and induce retentive behaviors such as watching content, favoriting channels, recording shows, and increasing discovery through our proprietary machine learning recommendations engine.
We drive our business model with three core strategies, coupled with disciplined capital management:
•Grow our paid subscriber base across our offerings
•Optimize our content portfolio, product features, engagement and retention to improve unit economics and expand subscriber lifetime value
•Drive monetization through subscription pricing, Attachment sales and advertising, and, with respect to our Hulu Live Business, through our wholesale fee arrangement under a commercial services agreement (the "Commercial Agreement") with Hulu, pursuant to which, during the term of such agreement, Hulu pays us fees initially equal to 95% of the Hulu Live Business’s carriage fee expenses in calendar years 2025 and 2026, escalating to 97.5% in calendar year 2027 and 99% in calendar year 2028 and thereafter.
Nature of Business
We are principally focused on offering consumers live TV streaming services for sports, news, and entertainment programming. Our revenues are almost entirely derived from the sale of subscription services for the Fubo Services, a wholesale fee arrangement under the Commercial Agreement with Hulu relating to the Hulu Live Service (as defined below), and the sale of advertisements in the United States on the Fubo Services and Hulu Live Service. We also have operations in several international markets, including Canada, France and Spain.

Business Combination
On October 29, 2025 (the “Closing Date”), we completed the transactions contemplated by the Business Combination Agreement, dated as of January 6, 2025 (the “Business Combination Agreement”), by and among the Company, Disney and Hulu, pursuant to which the parties combined the existing Fubo business with the Hulu Live Business (as defined below) (such transactions, collectively, the "Business Combination").
Pursuant to the Business Combination Agreement, on the Closing Date, (i) Hulu (x) contributed certain assets (the “HL Business Assets”) related to the business of negotiating and administering carriage agreements and similar contracts relating to and for the purpose of the retransmission, distribution, carriage, display or broadcast of any programming service, channel or network on the Hulu Live Service (as defined below) (the “Hulu Live Business”) to Hulu Live LLC (“Hulu Live”), (y) caused Hulu Live to assume only the HL Business Liabilities (as defined in the Business Combination Agreement) and (z) contributed the Hulu Live Business and the HL Business Assets to a newly formed entity, Fubo Operations LLC (“Newco”), by transferring all of its right, title and interest in, to and under 100% of the equity interests of Hulu Live to Newco, (ii) the Company underwent an umbrella partnership C corporation (“up-C”) reorganization and contributed 100% of the equity interests in a newly formed, wholly-owned subsidiary, Fubo Services LLC, to which the Company had previously contributed the Company’s business prior to the Closing Date, to Newco in exchange for units in Newco (“Newco Units”), resulting in Hulu holding a number of Newco Units representing, in the aggregate, a 70% economic interest (calculated on a fully-diluted basis) in Newco and the Company holding a number of Newco Units representing, in the aggregate, a 30% economic interest (calculated on a fully-diluted basis) in Newco, and (iii) the Company issued to Hulu shares of the Company’s Class B common stock representing, in the aggregate, a 70% voting interest in the Company (calculated on a fully-diluted basis). The HL Business Assets include certain carriage agreements, rights under joint subscription agreements and related data and information about its subscribers, advertising or sponsorship agreements exclusively related to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV” (such service, the “Hulu Live Service”), all other assets (including intellectual property) exclusively related to the Hulu Live Service and all intellectual property constituting the “Live TV” brand.
On the Closing Date, the Company and Hulu, as the members of Newco, adopted an amended and restated limited liability company agreement of Newco, pursuant to which Fubo became the sole managing member of Newco. In addition, we entered into certain commercial agreements with Hulu, including a brand licensing agreement and the Commercial Agreement, pursuant to which, among other things:
•we granted to Hulu the right, license and obligation to distribute the Hulu Live Service via the Hulu platform on a wholesale basis, pursuant to which, during the term of the Commercial Agreement, Hulu pays us fees initially equal to 95% of the Hulu Live Business’s carriage fee expenses in calendar year 2025 and 2026, escalating to 97.5% in calendar year 2027 and 99% in calendar year 2028 and thereafter;
•we agreed to bear the cost of marketing expenses for the Hulu Live Service in accordance with an agreed budget, and Hulu is responsible for all marketing execution for the Hulu Live Service in consultation with us;
•Hulu or its affiliates continue to own and operate the Hulu and Disney platforms on which the Hulu Live Service is distributed and will exclusively sell and administer subscriptions to the Hulu Live Service, as well as each add-on thereto, and retain subscription revenue;
•certain affiliates of Disney agreed to sell ads on behalf of us for the Fubo Services and the Hulu Live Service in exchange for a portion of ad sale revenue; and
•Hulu agreed to license the Hulu Live Service-specific brands to us for use in the Hulu Live Business.
The Commercial Agreement provides for an initial term of five years, renewable for an additional five-year term by mutual agreement.

Basis of Presentation — Business Combination
The Company has accounted for the acquisition consummated pursuant to the Business Combination Agreement as a reverse acquisition of the Company using the acquisition method of accounting in accordance with GAAP, with the Hulu Live Business treated as the accounting acquirer of the Company. Accordingly, commencing with this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, the historical combined carve-out financial statements of the Hulu Live Business are presented as the historical financial statements of the Company. Prior to the Business Combination, the Hulu Live Business operated as part of Hulu, which is controlled and consolidated by Disney, and, therefore, its historical financial statements were prepared on a carve-out basis from Disney and Hulu, including allocations of certain corporate costs, shared services, and assets and liabilities that were not historically operated or financed on a standalone basis.
As a result, the financial results and information included herein for the current period reflects (x) the results of the Hulu Live Business prepared on a carve-out basis for the period from September 28, 2025 through October 28, 2025, and excludes Fubo’s results for this period, and (y) the results of combined Fubo and Hulu Live businesses for the period from October 29, 2025 through December 31, 2025. The financial results and information for all historical periods presented herein reflect the results of the Hulu Live Business prepared on a carve-out basis and excludes the results of the historical Fubo business. Therefore, the historical results of the Hulu Live Business are not necessarily comparable to the results of the Company following the Business Combination.
Segments
We have one operating segment as of December 31, 2025, the streaming business.
Key Factors and Trends Impacting Performance
Our financial condition and results of operations have been, and may in the future be, affected by a number of factors and trends, such as those described in Part II, Item 1A, “Risk Factors” and the following:
Brand Awareness
Building and maintaining a strong brand is important to our ability to attract and retain subscribers, as potential subscribers have a number of Pay TV choices. We and our competitors attract new subscribers from each other’s existing subscriber bases as well as from first-time purchasers of Pay TV services. We continue to experience increased competition, including from companies that promote their brands through traditional forms of advertising, such as print media and TV commercials, as well as Internet advertising and website product placement. We primarily rely on paid marketing channels (such as social media, search advertising, display advertising, radio, out of home and television) to grow our brand and reach new subscribers. If these channels become less efficient our growth could be adversely affected.
Subscriber Acquisition, Retention and Engagement
Our long-term growth will depend in part on our ability to grow and retain our subscriber base, as well as increased engagement by our subscribers. The relative content offerings, product features, pricing and user experience of our services will impact our ability to attract and retain subscribers versus our competitors. Any perceived decline in service value, whether through new features, pricing adjustments, or content changes, could hurt our ability to attract and retain customers. Aggressive promotions by competitors could further impact our value proposition.
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

Advertising Sales and Market Dynamics
A key source of revenue for the Company is from advertising sales. Pursuant to our Commercial Agreement with Hulu, certain affiliates of Disney sell ads on behalf of the Company for the Fubo Services and Hulu Live Service in exchange for a portion of ad sale revenue. As a result, a portion of our business model depends on the marketing and sale of advertising inventory across our services pursuant to such agreement. The advertising industry is highly competitive, with numerous internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and internet radio. Many advertisers devote a substantial portion of their advertising budgets to traditional media, and we expect advertisers may do so in the future. Although traditional TV advertisers have shown a growing interest in over-the-top (“OTT”) advertising, we cannot be certain that their interest will increase in the future. If advertisers do not perceive meaningful benefits of OTT advertising, if there are delays or shortfalls in the sale of advertising on our platforms, or if a sufficient supply of quality video advertising inventory cannot be maintained at reasonable costs to keep up with demand, our operating results and growth prospects could be adversely affected. In addition, advertising spend is affected by broader macroeconomic conditions, and therefore economic downturns and recessionary fears may also negatively impact our advertising revenue.
Content Acquisition and Renewal
Our ability to compete successfully will depend, among other things, on our ability to obtain and package desirable content and deliver it to our subscribers at competitive prices. The addition or loss of popular content or channels, including our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all, could affect our results and our ability to grow our business. Content costs represent the majority of our “Subscriber related expenses” and the largest component of our total operating expenses. We have seen an increase in these costs in recent periods. As a result, the renewal of long-term content contracts may be on less favorable pricing terms in the future, which could pressure our margins if we are unable to pass these increased programming costs on to our subscribers. In addition, as content providers bring to market their own direct-to-consumer streaming services, including the simulcasting and/or exclusive distribution of sporting events, the differentiated value proposition offered by our services may diminish. Moreover, if current or future content partners refuse to grant our subscribers access to stream certain channels, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operations.
Seasonality
We typically generate significantly higher levels of revenue and subscriber additions in the fourth quarter (July - September) and first quarter (October - December) of our fiscal year. This seasonality is driven primarily by an influx of new subscribers at the start of the National Football League and college football seasons as well as for the fall TV season when many entertainment networks premiere new programming. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, the cancellation or postponement of sporting events and adjustments to our content portfolio and corresponding availability of sports events. In addition, we typically see the total number of subscribers on our platform peak in the first quarter of our fiscal year.
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
Components of Results of Operations
Revenues
Subscription
Subscription revenue consists of subscription plans for the Fubo Services sold through the Company’s website and third-party app stores.

Related party
Pursuant to our Commercial Agreement with Hulu, for the Hulu Live Service, the Company receives a wholesale fee from Hulu initially equal to 95% of carriage fee expenses incurred by the Hulu Live Business for calendar years 2025 and 2026, escalating to 97.5% in calendar year 2027 and 99% in calendar year 2028 and thereafter.
Advertising
Pursuant to our Commercial Agreement with Hulu, certain affiliates of Disney exclusively sell ads on behalf of the Company for the Fubo Services and Hulu Live Service and remit 100% of the revenue to the Company, net of a 15% ad agency fee.
Other
Other revenue consists of distribution fees, commissions, and carriage fees earned on sales through a channel distribution platform for the Fubo Services and Hulu Live Service.
Subscriber related expenses
Subscriber related expenses consist primarily of third-party affiliate distribution rights and other distribution costs related to content streaming on the Fubo and Hulu platforms. Subscriber related expenses - related party consist of program license fees related to content provided by various Disney entities streaming on the Fubo Services and Hulu Live Services.
Broadcasting and transmission
Broadcasting and transmission expenses consist primarily of the cost to acquire a signal, and transcode, store, and retransmit it to the subscribers.
Sales and marketing
Sales and marketing expenses for the Fubo Services consist of payroll and related costs, benefits, rent and utilities, stock-based compensation, agency costs, advertising campaigns and branding initiatives. Pursuant to our Commercial Agreement with Hulu, the Company bears all marketing expenses of the Hulu Live Business and will pay Hulu a marketing support fee equal to 10% of the Hulu Live Business’s marketing budget, which marketing budget must be at least equal to 0.7% of revenues of the Hulu Live Business. In exchange for the fee, Hulu will be responsible for marketing execution for the Hulu Live Service in consultation with the Company. All sales and marketing costs are expensed as they are incurred.
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

Income tax benefit (provision)
The income tax benefit (provision) is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.
Results of Operations for the Three Months Ended December 31, 2025 and December 28, 2024 (in thousands):

	For the Three Months Ended
	December 31, 2025	December 28, 2024
Revenues
Subscription	$292,233	$—
Related party	1,160,434	1,102,461
Advertising	91,523	—
Other	4,498	3,531
Total revenues	1,548,688	1,105,992
Operating expenses
Subscriber related expenses	953,516	484,330
Subscriber related expenses - related party	474,264	618,130
Broadcasting and transmission	8,863	—
Sales and marketing	59,250	2,236
Technology and development	13,617	—
General and administrative	35,291	39,883
Depreciation and amortization	24,230	—
Total operating expenses	1,569,031	1,144,579
Operating loss	(20,343)	(38,587)

Other income (expense)
Interest expense, net	(1,443)	—
Amortization of debt premium, net	3,062	—
Other income	27	—
Total other income (expense)	1,646	—

Loss before income taxes	(18,697)	(38,587)
Income tax provision	(367)	—
Net loss	(19,064)	(38,587)

Revenue, net
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized revenues of $1,548.7 million compared to $1,106.0 million during the three months ended December 28, 2024. The increase of $442.7 million was primarily due to an increase in subscription revenue of $292.2 million from the Fubo Services as a result of the Business Combination, an increase in advertising revenue of $91.5 million and an increase in related party revenue of $58.0 million from the Hulu Live Service. There was no subscription revenue during the three months ended December 28, 2024. The increase in related party revenue was primarily due to an increase in carriage fees primarily from an increase in subscribers and contractual rates. The increase in advertising revenue is primarily due to the addition of advertising revenue from both the Fubo Services and Hulu Live Service. There was no advertising revenue recognized in the prior period.
Subscriber related expenses
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized subscriber related expenses of $1,427.8 million compared to $1,102.5 million during the three months ended December 28, 2024. The increase of $325.3 million was primarily due to the addition of program license fees from the Fubo Services as a result of the Business Combination and an increase in program license fees on the Hulu Live Service due to an increase in subscribers and program license contractual rates.
Broadcasting and transmission
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized broadcasting and transmission expenses of $8.9 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
Sales and marketing
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized sales and marketing expenses of $59.3 million compared to $2.2 million during the three months ended December 28, 2024. The increase of $57.0 million was primarily due to sales and marketing expenses from the Fubo Services as a result of the Business Combination.
Technology and development
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized technology and development expenses of $13.6 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
General and Administrative
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, general and administrative expenses totaled $35.3 million, compared to $39.9 million during the three months ended December 28, 2024. The decrease of $4.6 million was primarily due to the reduction of certain expense allocations from Disney and Hulu in the three months ended December 28, 2024, offset by an increase in expenses from Fubo during the three months ended December 31, 2025.

Depreciation and amortization
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized depreciation and amortization expenses of $24.2 million. There are no comparable results in the prior period.
Other Income (Expense)
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized $1.6 million of other expense, net. There are no comparable results in the prior period.
Income tax provision
Three Months Ended December 31, 2025 and December 28, 2024
During the three months ended December 31, 2025, we recognized an income tax provision of $0.4 million. There are no comparable results in the prior year.
Key Performance Metrics -
We use certain key performance metrics to monitor and manage our business, including to measure our operating performance, identify trends affecting our business and make strategic decisions. We believe these key performance metrics provide useful information to investors in evaluating our operating results in the same manner management does.
Total Subscribers
Total Subscribers represent the total number of subscribers to our live TV streaming services, including Fubo and Hulu + Live TV, who have completed registration, have activated a payment method (reflecting one paying subscriber per plan), and from whom payment was collected during the month ending the relevant period. Subscribers participating in free or trial offerings are excluded from this metric. We believe the number of total paid subscribers is a useful metric for gauging the size of our user base following the business combination with Hulu + Live TV. For comparative purposes, Total Subscribers for the period ended prior to the Closing Date gives effect to the Business Combination as if it had been completed at the beginning of such period.
We had 6.2 million and 6.3 million Total Subscribers in the United States and Canada ("North America" or "NA") as of December 31, 2025 and December 28, 2024, respectively, and 0.33 million and 0.36 million Total Subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of December 31, 2025 and December 28, 2024, respectively.
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
Our Gross Profit was $112.0 million and $3.5 million for the three months ended December 31, 2025 and December 28, 2024, respectively. Our Gross Margin was 7.2% and 0.3% for the same periods, respectively.

Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of December 31, 2025, including lease obligations and sponsorship agreements.
Our primary sources of cash are receipts from subscription, related party and advertising revenues as well as proceeds from debt financings. Our primary uses of cash are programming license fees and operating expenses, including payroll-related, marketing, technology and professional fees.
In January 2026, we and an affiliate of Disney entered into a promissory note (the "Disney Note") pursuant to which such affiliate provided us with $145.0 million of indebtedness in the form of a senior unsecured term loan (the “Facility”). The Disney Note bears interest at a rate of 4.2% per annum. The Disney Note is unsecured and matures on January 5, 2031 unless earlier repaid, subject to springing maturity in the event we incur certain unsecured indebtedness with a scheduled maturity prior to January 5, 2031. We may prepay any portion of the outstanding principal at any time without penalty. See Note 10 for more information relating to the Facility.
In January 2026, the proceeds of the Facility were used to repay the majority of our convertible senior notes due 2026 (the "2026 Convertible Notes"). The remainder of the approximately $4.5 million aggregate principal amount of the 2026 Convertible Notes will be paid on February 15, 2026, the maturity date. As of December 31, 2025, the aggregate principal amount of our convertible senior secured notes due 2029 (the "2029 Convertible Notes") outstanding is approximately $177.5 million, which will mature on February 15, 2029, unless earlier repurchased or converted.
We have an effective shelf registration statement on Form S-3 (No. 333-292921) filed with the SEC on January 23, 2026 under which we may offer, from time to time, in one or more offerings any combination of Class A common stock, preferred stock, debt securities, warrants, purchase contracts and units. On January 23, 2026, we filed with the SEC two prospectus supplements to the prospectus included in the Form S-3, covering (i) the resale from time to time by Hulu of up to an aggregate of 947,910,220 shares (the “Hulu Shares”) of our Class A Common Stock, issuable to Hulu upon exercise, conversion or exchange of other securities of the Company or any of its subsidiaries (including shares of Class B Common Stock, and units in Fubo Operations LLC) owned by Hulu, to satisfy registration rights we granted pursuant to a Registration Rights Agreement, dated October 29, 2025, between us and Hulu and (ii) the resale from time to time by certain stockholders of the Company of up to an aggregate of 29,270,178 shares (the “2029 Notes Conversion Shares”) of Class A Common Stock issuable upon conversion of the 2029 Convertible Notes.
As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $458.6 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, to, among other things, fund tax distributions under the Newco Operating Agreement, payments under the Tax Receivables Agreement with Newco and Hulu, if necessary, the redemption right held by Hulu that it may exercise from time to time (should we elect to exchange their Class B Common Stock for a cash payment), repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.

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
Cash Flows (in thousands):

	Three Months Ended
	December 31, 2025	December 28, 2024
Continuing operations:
Net cash used in operating activities	$(200,310)	$(42,593)
Net cash provided by investing activities	264,347	—
Net cash provided by financing activities	394,522	42,593
Net increase (decrease) in cash, cash equivalents and restricted cash	$458,559	$—
Operating Activities
Net cash used in operating activities was $200.3 million during the three months ended December 31, 2025 compared to net cash used in operating activities of $42.6 million during the three months ended December 28, 2024. The change was primarily driven by the operating activities of the Fubo Services as a result of the Business Combination.
Investing Activities
Net cash used in investing activities was $264.3 million during the three months ended December 31, 2025. The change was primarily driven by cash received of $268.1 million from legacy Fubo as a result of the Business Combination. There were no investing activities during the three months ended December 28, 2024.
Financing Activities
Net cash provided by financing activities was $394.5 million during the three months ended December 31, 2025 compared to net cash provided by financing activities of $42.6 million during the three months ended December 28, 2024. The change was primarily driven by an increase in net contribution from Disney for the period prior to the Closing Date.
Off-Balance Sheet Arrangements
As of December 31, 2025, there were no off-balance sheet arrangements.

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
Goodwill
We test goodwill for impairment on an annual basis on July 1 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We measure recoverability of goodwill at the reporting unit level. The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. In performing our annual assessment, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform a quantitative assessment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is, more likely than not, less than its carrying amount, then the quantitative assessment is performed. Any excess of the reporting unit’s carrying amount over its fair value will be recorded as an impairment loss.
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
There were no stock options granted during the three months ended December 31, 2025.
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

Interest Rate Risk
As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $458.6 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of December 31, 2025, we had $322.9 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes and other notes outstanding with an aggregate principal of approximately $0.6 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2025, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 0.4% and 0.0% of the consolidated amount for the three months ended December 31, 2025 and December 28, 2024, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of December 31, 2025, a hypothetical 10% weakening of the euro and Canadian dollar relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs, FuboTV Media, and DISH filed notices of appeal and those appeals are pending. In November 2025, the PTAB issued its final written decisions on the IPRs for remaining three patents, holding all claims of all three patents unpatentable. In December 2025, DISH filed petitions for Director Review of these three decisions, which FuboTV Media opposed. These petitions are pending.
After filing its IPR petitions, FuboTV Media filed a motion to stay the district court case pending resolution of those reviews. The district court granted that motion on August 13, 2024, staying the case until two weeks after the PTAB issues final written decisions on the five then-instituted patents and any appeals therefrom, and ordered that the stay would remain in place for the duration of any instituted IPRs and appeals therefrom on the remaining three patents. On December 5, 2024, the parties informed the Court that the PTAB instituted review for the remaining three patents. Currently, the case is fully stayed pending the instituted IPRs and related appeals.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Video Privacy Protection Act ("VPPA") Matters
The Company has been named as defendant in putative class action complaints bringing claims under the VPPA, alleging the Company shared subscribers’ personally identifiable information to third party advertisers and through the Meta Pixel and Google Analytics without consent. See Burdette v. fuboTV, Inc., No. 1:23-cv-10351 (N.D. Ill.); Perez, et al., v. fuboTV, Inc., No. 0:23-cv-61961 (S.D. Fla.); Beasley v. fuboTV, Inc., No. 1:24-cv-00711 (S.D.N.Y). The Burdette litigation was subsequently voluntarily dismissed and refiled in state court as Burdette v. fuboTV, Inc., No. 2024LA001460 (Cir. Ct. DuPage County). The Company has reached an agreement to resolve these matters on a class basis for $3,400,000. The court entered final approval of the settlement agreement on October 8, 2025. The Beasley plaintiff filed a notice of voluntary dismissal on April 29, 2025. The Perez case was also voluntarily dismissed on May 22, 2025. Additional allegations or litigation may arise against the Company in the future related to the VPPA and other privacy and consumer protection laws.

DISH Network L.L.C. vs. FuboTV Inc. and FuboTV Media
On January 2, 2026, in connection with existing breach of contract litigation brought in the Southern District of New York by Disney against DISH Network L.L.C. (“DISH”), DISH asserted antitrust counterclaims naming FuboTV Inc. and FuboTV Media, along with Disney and other Disney-affiliated companies, as counterclaim defendants. The counterclaims against the Fubo entities assert violations of Section 1 of the Sherman Act and Section 7 of the Clayton Act based on Disney’s acquisition of a controlling share of Fubo. The counterclaims against Fubo seek, inter alia, injunctive relief in the form of the unwinding of Disney’s acquisition of a controlling share of Fubo, as well as monetary damages. Fubo’s response to these counterclaims is due on February 20, 2026.
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
We have made, and intend in the future to make, significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, products and services, increase marketing efforts to acquire and retain subscribers, integrate the Hulu Live Business, expand into additional markets around the world, improve our operating infrastructure or merge with or acquire complementary businesses, personnel and technologies. Accordingly, we may need to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, including pursuant to our shelf registration statements on Form S-3, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A Common Stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants contained in the indenture governing our 2029 Convertible Notes (the “2029 Notes Indenture”) or in any future document governing our indebtedness, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.
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
Seasonal variations in subscriber and marketing behavior significantly affect our business. We have previously experienced, and expect to continue to experience, effects of seasonal trends in subscriber behavior due to the seasonal nature of sports. We generate significantly higher levels of revenue and subscriber additions in the fourth (July – September) and first (October – December) quarters of the year, driven primarily by sports leagues, especially the National Football League and college football. Our operating results may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup or Olympic Games, or the cancellation or postponement of sporting events. We also typically experience higher advertising sales during the first quarter of each calendar year due to greater advertiser demand during the holiday season, but, on the other hand, also typically incur greater marketing expenses as we attempt to attract new subscribers to our platform. In addition, expenditures by advertisers tend to be cyclical and are often discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns, and a variety of other factors, many of which are outside our control.
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
As of December 31, 2025, we had $322.9 million of outstanding indebtedness on a consolidated basis which included $144.8 million of 2026 Convertible Notes, $177.5 million of 2029 Convertible Notes, and other notes outstanding with an aggregate principal of approximately $0.6 million. In January 2026, we and an affiliate of Disney entered into a promissory note (the "Disney Note") pursuant to which such affiliate provided us with $145.0 million of indebtedness in the form of a senior unsecured term loan. Additionally, the terms of the 2029 Notes Indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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

We enter into agreements with our content providers, which have varying terms and conditions, including expiration dates. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these providers on Fubo's streaming platform or the Hulu Live Service. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content providers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from Fubo's streaming platform or the Hulu Live Service. The loss of such channels from Fubo's streaming platform or the Hulu Live Service for any period of time may harm our business, including as a result of customer confusion and/or dissatisfaction regarding the change in programming available on our platform or lower wholesale fees received from affiliates of Disney. From time to time, we experience negative subscriber impact attributable to the loss of specific content or distribution rights. If we fail to maintain our relationships with the content providers on terms favorable to us, or at all, or if these content providers face problems in delivering their content across our platform, we may lose channel partners or subscribers and our business may be harmed.
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
Newco, Hulu Live and Fubo OpCo have entered into certain commercial agreements with Hulu, including a commercial services agreement and a brand license agreement. Pursuant to such agreements, Hulu has agreed to provide Newco, Hulu Live, and Fubo OpCo, as the case may be, with certain services following the closing of the Business Combination. We negotiated these arrangements with Hulu in anticipation of Hulu Live, Fubo OpCo and Newco becoming subsidiaries of Hulu. Although Hulu is contractually obligated to provide Hulu Live, Fubo OpCo and Newco with services during the term of these agreements, it is not certain that these services will be sustained at the same level after the expiration of such agreements, or that Newco, Hulu Live and Fubo OpCo, as the case may be, will be able to replace these services in a timely manner or on comparable terms.
The Hulu Live Business is reliant on Hulu for certain key operational aspects of its business.
Upon the closing of the Business Combination, we and certain of our subsidiaries entered into a commercial services agreement with Hulu. Under this agreement, Hulu is responsible for, among other things: (i) distributing the Hulu Live Service via the Hulu platform that is currently branded as “Hulu” (and any Disney-branded successor or replacement platform) on a wholesale basis; (ii) selling and administering subscriptions to the Hulu Live Service; (iii) performing all marketing for the Hulu Live Service (in consultation with us); and (iv) selling advertising associated with the Hulu Live Service (as well as selling advertising in the Fubo applications, websites and other platforms, and Fubo sponsorships, product integrations, branded content and similar advertising on our behalf). As a result, the Hulu Live Business is reliant on Hulu for certain key operational aspects of its business and, if Hulu does not perform its obligations under the commercial services agreement, our business could be adversely affected. If Hulu and its affiliates prioritize other platforms or content over the Hulu Live Service, do not market or promote the Hulu Live Service appropriately, do not set pricing that maximizes the value of the Hulu Live Business, experiences service disruptions, or are unsuccessful in advertising strategies or sales, our revenues could be negatively impacted. Hulu and/or its affiliates have been, and may in the future be, subject to legal proceedings brought by third parties claiming that certain aspects of Hulu’s operations that support the Hulu Live Business infringe on those third parties’ patents or other intellectual property rights. Although the commercial services agreement obligates Hulu to maintain a standard of distribution and customer experience for the Hulu Live Service that is generally consistent with historical practices, the impact of implementing any workarounds, modifications or alternative technologies in response to such legal proceedings may not be compliant with such standard and could adversely affect the Hulu Live Business.

The commercial services agreement will have an initial term of five years, renewable for an additional five-year term by mutual agreement of the parties thereto. During the term, Hulu Live is not permitted to otherwise distribute the Hulu Live Service, nor any programming, outside of the Hulu Live Service. As a result, we may be unable to replace the services or functions provided by Hulu during the term of the agreement. There is also uncertainty regarding how the expiration of the commercial services agreement would impact our subscribers and data, particularly if Newco were to cease being a subsidiary of Hulu. If we are unable to obtain comparable terms from Hulu or a third party after the expiration of the commercial services agreement, the distribution, subscriber growth, marketing efficiency, brand positioning and advertising monetization of the Hulu Live Business could be materially adversely affected.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including Fubo Sports Network. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain subscribers. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, including from the Hulu Live Service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well-received by our current or potential subscribers, or could be damaging to our brand or business.
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
The Hulu Live Business has historically existed and functioned as part of the consolidated businesses of Hulu and Disney. For purposes of presenting the historical performance of the Hulu Live Business in our financial statements for periods prior to the Business Combination, we utilize financial information for the Hulu Live Business as it was historically managed and operated by Hulu and Disney. Financial information for the Hulu Live Business prior to the Business Combination may not be indicative of the combined results of operations, financial position, and cash flows of the Hulu Live Business in the future (as integrated with our business as part of Newco) or if it had operated independently of Hulu and Disney historically. Actual costs that would have been incurred if the Hulu Live Business had operated as a standalone independent entity would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including marketing, technology, finance, and other general and administrative costs, that could differ from the expense allocations presented. Accordingly, we are unable to quantify the actual expenses that the Hulu Live Business would have actually incurred during the historical periods on a standalone basis.

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

Companies such as DirecTV, Comcast, Cox and Altice, along with virtual multichannel video programming distributors, such as YouTube TV, DirecTV, Philo and Sling TV, offer TV streaming products that compete with our platform. In many cases, these competitors have the financial resources to subsidize the cost of their streaming services in order to promote their other products and services making it harder for us to acquire new subscribers and increase hours streamed. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. Some of these companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.
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
A key source of revenue for the Company is from advertising sales. Pursuant to the commercial services agreement entered into in connection with the Business Combination, certain affiliates of Disney sell ads on behalf of the Company in exchange for a portion of ad sale revenue. As a result, a portion of our business model depends on the marketing and sale of advertising inventory across our services pursuant to such agreement. We grow ad inventory by adding and retaining content providers on our platform with ad-supported channels that we can monetize. Additionally, ad inventory may be limited by restrictive ad requirements imposed by content providers. If there are delays or shortfalls in the sale of advertising on our platforms, or if a sufficient supply of quality video advertising inventory cannot be maintained at reasonable costs to keep up with demand, our advertising revenue and business may be adversely affected. In addition, advertising spend is affected by broader macroeconomic conditions, and therefore economic downturns and recessionary fears may also negatively impact our advertising revenue. The advertising industry is highly competitive, with numerous internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and internet radio. We may not be successful in maintaining or improving our fill-rates or CPMs.
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
We historically have had a reputation as primarily a live sports streaming service. We are making efforts to expand our content offerings outside live sports streaming, including through the Business Combination, and currently offer a wide selection of news and entertainment content through the Fubo platform and the Hulu Live Service. However, we may not be successful at expanding our content to areas outside our current content offering, or maintaining content from our current content offering, and even if we are able to expand into other content areas and sustain such expansion, we may not be successful in overcoming our reputation as primarily a live sports streaming service.
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
Our business utilizes internally developed and third party artificial intelligence ("AI") and machine learning technologies, including in connection with offering interactive functionality on our platform. For example, in December 2021, we acquired Edisn LLC, an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. We are, and plan in the future, to evaluate the further investment in and/or use artificial intelligence and machine learning technologies, including potential utilization by our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect our ability to effectively use such technologies, and therefore our business. If our AI tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train or refine them is incomplete, inadequate or biased in some way or is data to which we or the providers of such AI technologies do not have sufficient rights, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or standards or adversely affect our financial condition, business and reputation.
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
Outside of the United States, we operate in Canada, Spain, and France. We also have offices and employees based in India. While we intend to explore additional opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our platform.
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
From time to time, we acquire or invest in businesses, products or technologies, or partner with other companies, to expand our offerings and capabilities, subscriber base and business. The risks associated with such strategic transactions include: the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other risks related to strategic transactions. We have evaluated, and expect in the future to evaluate, a wide array of potential strategic transactions. Any such transaction could be material to our financial condition and results of operations. Also, any anticipated benefits from a given transaction, including, but not limited to, the Business Combination, may never materialize. In addition, the process of integrating any businesses, products or technologies acquired by us may create unforeseen operating difficulties and expenditures and we may have difficulties retaining key employees. Transactions in international markets involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be successful in overcoming such risks, and such transactions may negatively impact our business. In addition, if we do not complete an announced transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the transaction to the extent anticipated. Strategic transactions may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments and could negatively impact our financial results.
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
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EEA and the UK, under national laws derived from the ePrivacy Directive, informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In addition, recent European court decisions and regulatory guidance are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

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
Third parties have previously asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their patent, trademark, copyright, or other intellectual property rights. Due to a large number of patents in the streaming field, it is not economically feasible to undertake efforts to try to predict whether any product or component will infringe the patent rights of others. Defending ourselves against intellectual property infringement claims, whether or not they have merit, could be costly and could result in the diversion of resources and management time and attention, even if we are ultimately successful in defending the claim. If a claim is successfully asserted against us, in addition to being liable for damages and/or indemnification of customers or partners, our ability to use our current streaming technology and market our service could be restricted. We may also have to remove content from our service or marketing materials. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, or marketing activities or take other actions to resolve the claims. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing events could harm our business. In addition, while the existence of our patent portfolio may deter some plaintiffs from asserting claims against us, from time to time we have faced, and expect in the future to face, allegations from “non-practicing entities.” Because these non-practicing entities have no relevant product revenue, and they exist primarily for the purpose of monetizing their patent portfolio through licensing and litigation, they may not be deterred by our own issued patents and pending patent applications in bringing intellectual property claims against us.
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
The closing of the Business Combination constituted a fundamental change under the indenture governing the 2029 Convertible Notes, triggering the Company’s delivery of a notice to holders of 2029 Convertible Notes regarding their fundamental change repurchase right (the “Tender Offer”). The Tender Offer expired on January 6, 2026, at which time none of the outstanding 2029 Convertible Notes were surrendered for repurchase pursuant to the Tender Offer.
Upon the occurrence of any future fundamental change before the maturity date, holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid cash interest, if any. In addition, upon conversion of the 2029 Convertible Notes, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of all or a portion of the 2029 Convertible Notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.
In addition, our ability to pay cash upon conversions of all or a portion of the 2029 Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to pay cash upon conversions of all or a portion of the 2029 Convertible Notes or at their maturity as required by the 2029 Notes Indenture would constitute a default under the 2029 Notes Indenture. A default under the 2029 Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including the 2026 notes indenture. Moreover, the occurrence of a fundamental change under the 2029 Notes Indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and make cash payments upon conversions thereof.

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
If a fundamental change occurs prior to the maturity date of the 2029 Convertible Notes, holders of the 2029 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2029 Convertible Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their 2029 Convertible Notes in connection with such make-whole fundamental change. The consummation of the Business Combination constituted both a fundamental change and a make-whole fundamental change under the 2029 Notes Indenture, and so we were required to offer to repurchase any of our outstanding 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, if any, and to increase the conversion rate for a holder that elects to convert all or a portion of their 2029 Convertible Notes in connection with such make-whole fundamental change. Furthermore, the 2029 Notes Indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Convertible Notes. These and other provisions in the 2029 Notes Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	01/10/2025
3.1	Plan of Conversion of fuboTV Inc.	8-K	001-39590	3.1	10/29/2025
3.2	Articles of Conversion of fuboTV Inc., as filed with the Secretary of State of the State of Florida.	8-K	001-39590	3.2	10/29/2025
3.3	Certificate of Conversion of FuboTV Inc., as filed with the Secretary of State of the State of Delaware.	8-K	001-39590	3.3	10/29/2025
3.4	Certificate of Incorporation of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.4	10/29/2025
3.5	Bylaws of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.5	10/29/2025

4.1	Indenture, dated as of February 2, 2021, by and between fuboTV Inc. and U.S. Bank National Association, as Trustee	8-K	001-39590	4.1	02/02/2021
4.2	Form of Note, representing fuboTV Inc.’s 3.25% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	001-39590	4.2	02/02/2021
4.3	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.4	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.3)	8-K	001-39590	4.2	01/02/2024
4.5	First Supplemental Indenture, dated as of October 29, 2025, by and among FuboTV Inc., U.S. Bank Trust Company, National Association, as trustee	8-K	001-39590	4.1	10/29/2025
4.6	First Supplemental Indenture, dated as of October 29, 2025, by and among FuboTV Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and the guarantors named therein.	8-K	001-39590	4.2	10/29/2025
4.7	Form of Promissory Note	8-K	001-39590	4.1	01/07/2026
10.1	Registration Rights Agreement, dated as of October 29, 2025, by and between FuboTV Inc. and Hulu, LLC	8-K	001-39590	10.1	10/29/2025
10.2	Tax Receivables Agreement, dated as of October 29, 2025, by and among FuboTV Inc., Fubo Operations LLC and Hulu, LLC	8-K	001-39590	10.2	10/29/2025
10.3#	Amended and Restated Limited Liability Company Agreement of Fubo Operations LLC, dated as of October 29, 2025, by and between FuboTV Inc., Fubo Operations LLC and Hulu, LLC	8-K	001-39590	10.3	10/29/2025
10.4#	Stockholders Agreement, dated as of October 29, 2025, by and between FuboTV Inc. and Hulu, LLC	8-K	001-39590	10.4	10/29/2025
10.5#	Form of Retention Agreement, dated as of October 28, 2025, by and between FuboTV Inc. and each Executive Officer					*
10.6#	Retention Agreement, dated as of October 28, 2025, by and between FuboTV Inc. and Edgar Bronfman Jr.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: February 5, 2026	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: February 5, 2026	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)