Form 10-Q
period 2026-03-31
FuboTV Inc.
filed 2026-05-06
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 29,435,597 shares of the registrant's Class A Common Stock, par value $0.0001 per share, and 78,992,518 shares of the registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

1

FuboTV Inc.

		Page

	PART I - FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and September 27, 2025	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended March 31, 2026 and March 29, 2025 (unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended March 31, 2026 and March 29, 2025 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2026 and March 29, 2025 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

	PART II - OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3.	Defaults Upon Senior Securities	92

Item 4.	Mine Safety Disclosures	92

Item 5.	Other Information	92

Item 6.	Exhibits	93

Signatures		95
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
•"Hulu Live Service" refers to Hulu’s linear multi-channel subscription video programming distribution service component of the offering known as “Hulu + Live TV."

•"Newco" refers to Fubo Operations LLC, a Delaware limited liability company.
FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, including statements regarding our stock price, market capitalization, financial performance and economic conditions and related impacts on our financial condition and results of operations, anticipated cash requirements, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth, legal proceedings, and our objectives for future operations, including related to investment in our technologies and data capabilities, subscriber acquisition strategies, strategic partnerships, the Business Combination and anticipated benefits therefrom, and our international operations.
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited consolidated financial statements and the related notes thereto of the Hulu Live Business as of and for the fiscal year ending September 27, 2025 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on December 23, 2025 (the "HL Business Closing 8-K").

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
v

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2026	September 27, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$237,813	$—
Accounts receivable, net	87,660	6,655
Accounts receivable, net - related party	521,742	—
Prepaid and other current assets	55,300	—
Total current assets	902,515	6,655

Property and equipment, net	5,886	—
Restricted cash	6,146	—
Intangible assets, net	402,670	—
Goodwill	2,614,161	1,296,000
Right-of-use assets	32,995	—
Other non-current assets	16,345	—
Total assets	$3,980,718	$1,302,655

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,540	$—
Accrued expenses and other current liabilities	565,876	370,933
Related party current liabilities	221,796	16,396
Deferred revenue	68,485	—
Long-term borrowings - current portion	459	—
Current portion of lease liabilities	2,884	—
Total current liabilities	908,040	387,329

Convertible notes, net	229,627	—
Notes payable - related party	145,000	—
Deferred tax liabilities	1,403	—
Lease liabilities	30,262	—
Other long-term liabilities	11,405	—
Total liabilities	1,325,737	387,329

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable non-controlling interest	1,843,003	—

Shareholders’ equity:
Preferred Stock par value $0.0001: 50,000,000 shares and 0 shares authorized at March 31, 2026 and September 27, 2025, respectively; 0 shares issued and outstanding at March 31, 2026 and September 27, 2025, respectively	—	—
Class A Common Stock par value $0.0001: 5,000,000,000 shares and 0 shares authorized at March 31, 2026 and September 27, 2025, respectively; 29,435,597 and 0 shares issued and outstanding at March 31, 2026 and September 27, 2025, respectively	3	—
Class B Common Stock par value $0.0001: 2,000,000,000 shares and 0 shares authorized at March 31, 2026 and September 27, 2025, respectively; 78,992,518 and 0 shares issued and outstanding at March 31, 2026 and September 27, 2025, respectively	8	—
Additional paid-in capital	820,224	915,326
Accumulated deficit	(8,077)	—
Accumulated other comprehensive loss	(180)	—
Total shareholders’ equity	$811,978	$915,326
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$3,980,718	$1,302,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Revenues
Subscription	$347,015	$—	$639,248	$—
Related party	1,121,449	1,122,670	2,281,883	2,225,131
Advertising	101,568	—	193,091	—
Other	3,835	2,806	8,333	6,337
Total revenues	1,573,867	1,125,476	3,122,555	2,231,468
Operating expenses
Subscriber related expenses	$946,705	$511,760	$1,900,221	$996,092
Subscriber related expenses - related party	499,006	610,909	973,270	1,229,039
Broadcasting and transmission	9,289	—	18,152	—
Sales and marketing	58,084	1,988	117,334	4,224
Technology and development	20,774	—	34,391	—
General and administrative	13,077	41,733	48,368	81,614
Depreciation and amortization	36,010	—	60,240	—
Total operating expenses	1,582,945	1,166,390	3,151,976	2,310,969
Operating loss	(9,078)	(40,914)	(29,421)	(79,501)

Other income (expense)
Interest expense, net	(2,814)	—	(4,257)	—
Amortization of debt premium, net	4,702	—	7,764	—
Other income	1,327	—	1,354	—
Total other income (expense)	3,215	—	4,861	—

Loss before income taxes	(5,863)	(40,914)	(24,560)	(79,501)
Income tax provision	(343)	—	(710)	—
Net loss	(6,206)	(40,914)	(25,270)	(79,501)

Less: Net loss attributable to non-controlling interest	4,105	—	17,193	—
Net loss attributable to common shareholders	$(2,101)	$(40,914)	$(8,077)	$(79,501)

Other comprehensive loss
Foreign currency translation adjustment	(18)	—	(180)	—
Comprehensive loss attributable to common shareholders	$(2,119)	$(40,914)	$(8,257)	$(79,501)

Net loss per share - basic and diluted	$(0.07)	$—	$(0.27)	$—

Weighted average shares outstanding:
Basic and diluted	30,715,279	—	30,049,437	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Redeemable Non-controlling interest and Shareholders’ Equity
Three and Six Months Ended March 31, 2026
(in thousands, except share and per share amounts)

		Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Redeemable non-controlling interest	Class A Shares	Amount	Class B Shares	Amount
Balance at September 27, 2025	$—	—	—	—	—	915,326	—	—	$915,326
Pre-combination net contributions from Disney	—	—	—	—	—	394,499	—	—	394,499
Effects of reorganization and business combination	—	28,560,344	3	78,992,518	8	1,347,717	—	—	1,347,728
Recognition of redeemable non-controlling interest	2,388,639	—	—	—	—	(2,388,639)	—	—	(2,388,639)
Exercise of stock options	—	2,334	—	—	—	36	—	—	36
Delivery of common stock underlying restricted stock units	—	764,071	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	12,674	—	—	12,674
Foreign currency translation adjustment	—	—	—	—	—	—	—	(162)	(162)
Net loss attributable to non-controlling interest	(13,088)	—	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	—	—	—	(5,976)	—	(5,976)
Balance at December 31, 2025 (Unaudited)	2,375,551	29,326,749	3	78,992,518	8	281,613	(5,976)	(162)	275,486
Remeasurement of redeemable non-controlling interest	(528,443)	—	—	—	—	528,443	—	—	528,443
Exercise of stock options	—	629	—	—	—	3	—	—	3
Delivery of common stock underlying restricted stock units	—	108,384	—	—	—	—	—	—	—
Cash in lieu payment on fractional shares under reverse stock split	—	(165)	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	10,167	—	—	10,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	(18)	(18)
Net loss attributable to non-controlling interest	(4,105)	—	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	—	—	—	(2,101)	—	(2,101)
Balance at March 31, 2026 (Unaudited)	$1,843,003	29,435,597	3	78,992,518	8	820,224	(8,077)	(180)	811,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended March 29, 2025
(in thousands, except share and per share amounts)

	Common Stock
	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 28, 2024	—	—	—	$—	905,252	—	—	$905,252
Net contribution from Disney	—	—	—	—	42,594	—	—	42,594
Net loss attributable to common shareholders	—	—	—	—	—	(38,587)	—	(38,587)
Balance at December 28, 2024 (Unaudited)	—	—	—	—	947,846	(38,587)	—	909,259
Net contribution from Disney	—	—	—	—	47,449	—	—	47,449
Net loss attributable to common shareholders	—	—	—	—	—	(40,914)	—	(40,914)
Balance at March 29, 2025 (Unaudited)	—	—	—	—	995,295	(79,501)	—	915,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended
	March 31, 2026	March 29, 2025
Cash flows from operating activities
Net loss	$(25,270)	$(79,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,240	—
Stock-based compensation	22,882	—
Amortization of debt premium, net	(7,764)	—
Deferred income tax provision	192	—
Amortization of right-of-use assets	1,306	—
Changes in operating assets and liabilities of business:
Accounts receivable, net	(525,032)	740
Prepaid and other assets	(14,320)	—
Accounts payable	3,364	—
Accrued expenses and other liabilities	104,264	(11,282)
Deferred revenue	(31,090)	—
Lease liabilities	(1,155)	—
Net cash used in operating activities	(412,383)	(90,043)

Cash flows from investing activities
Acquisition of Fubo, net of cash acquired	268,057	—
Purchases of property and equipment	(599)	—
Capitalization of internal use software	(5,745)	—
Net cash provided by investing activities	261,713	—

Cash flows from financing activities
Proceeds from the issuance of common stock	95	—
Pre-combination net contributions from Disney	394,499	90,043
Proceeds from note payable - related party	145,000
Repayment of convertible notes	(144,765)	—
Proceeds from exercise of stock options	39	—
Payment for cancellation of fractional shares	(2)	—
Repayments of notes payable and long-term borrowings	(237)	—
Net cash provided by financing activities	394,629	90,043

Net increase in cash, cash equivalents and restricted cash	243,959	—
Cash, cash equivalents and restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$243,959	$—

Supplemental disclosure of cash flows information:
Interest paid	$9,847	$—
Income taxes paid	$462	$—

Non-cash financing and investing activities:
Redeemable non-controlling interest	$1,843,003	$—
Unpaid property and equipment included in accounts payable	$278	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Nature of Business
Organization
FuboTV Inc. (the “Company”) was incorporated under the laws of the State of Florida in February 2009. In connection with the consummation of the Business Combination (defined below), the Company effected a conversion (the “Conversion”) from a Florida corporation to a Delaware corporation on October 29, 2025, and changed its name from fuboTV Inc. to FuboTV Inc. As part of the Conversion, all of the Company’s issued and outstanding shares of common stock were automatically converted into issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, and the Company created a new class of vote-only shares of Class B Common Stock, par value $0.0001 per share. The Company’s Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol “FUBO.”
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information. The consolidated financial statements as of and for the three and six months ended March 31, 2026 and March 29, 2025 are unaudited; however, in the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
The Company has accounted for the acquisition consummated pursuant to the Business Combination Agreement as a reverse acquisition of the Company using the acquisition method of accounting in accordance with GAAP, with the Hulu Live Business treated as the accounting acquirer of the Company. Accordingly, commencing with the Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 5, 2026, the historical combined carve-out financial statements of the Hulu Live Business are presented as the historical financial statements of the Company. Based on this determination, the financial statements reflect the Hulu Live Business's acquisition of the historical Fubo business as of the Closing Date, including the recognition of the acquired Fubo business's identifiable assets and liabilities at fair value with the residual recorded as goodwill. Prior to the Business Combination, the Hulu Live Business operated as part of Hulu, which is controlled and consolidated by Disney, and, therefore, its historical financial statements were prepared on a carve-out basis from Disney and Hulu, including allocations of certain corporate costs, shared services, and assets and liabilities that were not historically operated or financed on a standalone basis.
As a result, the financial results and information included herein for the six month period ended March 31, 2026 reflects (x) the results of the Hulu Live Business prepared on a carve-out basis for the period from September 28, 2025 through October 28, 2025, and excludes Fubo’s results for this period, and (y) the results of combined Fubo and Hulu Live businesses for the period from October 29, 2025 through March 31, 2026. The financial results and information for all historical periods presented herein reflect the results of the Hulu Live Business prepared on a carve-out basis and excludes the results of the historical Fubo business. Therefore, the historical results of the Hulu Live Business are not necessarily comparable to the results of the Company following the Business Combination.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Reverse Stock Split
On March 23, 2026, the Company amended its certificate of incorporation (the "Certificate of Incorporation") in order to effect a 1-for-12 reverse stock split of its Class A Common Stock and Class B Common Stock outstanding (the "Reverse Stock Split"). The Company’s Class A Common Stock began trading on a split-adjusted basis on the New York Stock Exchange at market open on March 24, 2026 under the existing trading symbol "FUBO". As a result of the Reverse Stock Split, every 12 shares of the Company’s Class A Common Stock and Class B Common Stock issued and outstanding were automatically reclassified into one new share of Class A Common Stock or Class B Common Stock, respectively, subject to the treatment of fractional shares as described below, without any action on the part of the holders. The Reverse Stock Split did not affect the number of authorized shares or the par value of the Company's capital stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of the Company's Class A Common Stock who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of the Class A Common Stock (as adjusted to give effect to the Reverse Stock Split) on the NYSE on March 23, 2026, the last trading day immediately preceding the effective date of the Reverse Stock Split. Proportionate adjustments were made to the exercise or conversion prices and the number of shares underlying the Company’s outstanding equity awards and convertible notes, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans.
As a result of the Reverse Stock Split, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company's Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity. All historical share and per-share amounts reflected throughout the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split as if the Reverse Stock Split occurred as of the earliest period presented.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Substantially all of the tangible long-lived assets are located in the United States. The following table presents total revenue for the operating segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
United States	$1,558,017	$1,125,476	$3,095,638	$2,231,468
Rest of world	15,850	—	26,917	—
Total revenue	$1,573,867	$1,125,476	$3,122,555	$2,231,468
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	March 31, 2026	September 27, 2025
Cash and cash equivalents	$237,813	$—
Restricted cash	6,146	—
Total cash, cash equivalents and restricted cash	$243,959	$—
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of demand deposits and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits.
Fair Value Estimates
The carrying amounts of the Company’s financial assets and liabilities, such as cash, other assets, accounts payable and accrued payroll, approximate their fair values because of the short maturity of these instruments. The carrying amounts of long-term borrowings approximate their fair values due to the relatively short-term maturity and the fact that the effective interest rates on these obligations are comparable to market interest rates for instruments of similar credit risk.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts. The Company’s accounts receivable balance primarily consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for credit losses was not necessary as of March 31, 2026 and September 27, 2025.
No individual third-party customer accounted for more than 10% of revenue for the three and six months ended March 31, 2026 and March 29, 2025.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Goodwill
The Company tests goodwill for impairment at the reporting unit level on an annual basis on July 1 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss. As discussed in Note 7, the Company conducted a quantitative interim impairment test of its goodwill as of March 31, 2026 and concluded no impairment was warranted.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Revenue from third parties (all revenues excluding related party revenue) was 28.7% and 26.9% of the Company's revenue for the three and six months ended March 31, 2026, respectively, and is 0.2% and 0.3% for the three and six months ended March 29, 2025, respectively. The Company's revenues are therefore subject to significant concentration risk.

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
Pursuant to the Commercial Agreement with Hulu, the Company bears all marketing expenses of the Hulu Live Business and will pay Hulu a marketing support fee equal to 10% of the Hulu Live Business’s marketing budget, which marketing budget must be at least equal to 0.7% of revenues of the Hulu Live Business. In exchange for the fee, Hulu will be responsible for marketing execution for the Hulu Live Service in consultation with the Company. The Company also pays Hulu a brand license fee equal to 1.0% of the revenues of the Hulu Live Business.
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
Expected Term - The expected option term represents the period of time the option is expected to be outstanding.
Expected Volatility – The expected volatility is based on historical volatility of the Company’s stock price.
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
In connection with the Business Combination Agreement, the Company, Newco and Hulu entered into a Tax Receivables Agreement (the “TRA”) which, among other things, obligates the Company to pay Hulu (a) a percentage of the benefit realized from the use of certain historic net operating loss carryforwards (“NOLs”) in an amount equal to the lesser of (i) 70% and (ii) Hulu’s ownership percentage of Newco as of the date the NOL is utilized, and (b) 70% of (i) the total tax benefit that the Company realizes as a result of increases in tax basis in Newco’s assets resulting from future redemptions or exchanges of Newco Units for Class A Common Stock (or cash), and (ii) certain other tax benefits attributable to payments made under the TRA. The Company does not expect to use any historical NOLs during the fiscal year ended September 30, 2026. Thus, no TRA liability has been recorded on the condensed consolidated balance sheet as of March 31, 2026.

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
The following table presents the calculation of basic net loss per share (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Numerator:
Net loss	$(6,206)	$(40,914)	$(25,270)	$(79,501)
Less: net loss attributable to non-controlling interest	4,105	—	17,193	—
Net loss attributable to common shareholders	(2,101)	(40,914)	(8,077)	(79,501)
Denominator:
Weighted-average common shares outstanding	30,715,279	—	30,049,437	—

Basic and diluted net loss per share	$(0.07)		$(0.27)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Stock options	1,310,303	—	1,310,303	—
Unvested restricted stock units	2,944,579	—	2,944,579	—
Convertible notes variable settlement feature	3,855,540	—	3,855,540	—
Total	8,110,422	—	8,110,422	—

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the navigability of required interim financial disclosures. This guidance provides a comprehensive list of interim disclosures required by GAAP and includes a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the effects of the new guidance.

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
The Company had cash and cash equivalents and restricted cash of $244.0 million, a working capital deficit of $5.5 million and an accumulated deficit of $8.1 million as of March 31, 2026. During the six months ended March 31, 2026, the Company generated a net loss of $25.3 million.
The Company believes that its current cash and cash equivalents provide it with the necessary liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. On January 5, 2026, the Company issued a promissory note (the “Disney Note”) to Disney Enterprises, Inc., an affiliate of The Walt Disney Company, pursuant to which the Company borrowed an aggregate principal amount of $145.0 million under a senior unsecured term facility. On January 14, 2026, using the proceeds of the Disney Note, the Company repurchased approximately $140.2 million aggregate principal amount of its outstanding 3.25% Convertible Senior Notes due February 15, 2026 ("2026 Convertible Notes") at a repurchase price of 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. The Company repaid the remaining $4.6 million aggregate principal amount of 2026 Convertible Notes outstanding at maturity on February 15, 2026, resulting in the repayment of the 2026 Convertible Notes. See Note 10 for more information relating to the Disney Note and repayment of the 2026 Convertible Notes. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including its ability to successfully attract and retain subscribers and compete in a rapidly changing market with many competitors.
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
Consideration Transferred
The fair value of the consideration transferred in the reverse acquisition on the Closing Date was $1,347.6 million, which consists of 28,560,344 shares of the Company’s Class A Common Stock valued at $1,264.7 million and equity awards attributed to pre-combination services valued at $82.9 million.
Preliminary Allocation of Purchase Price
The purchase price is allocated to the legacy Fubo assets acquired and liabilities assumed based on their estimated fair values on the Closing Date, with any excess purchase price recorded as goodwill.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The purchase price allocation shown in the table below reflects preliminary fair value estimates based on management analysis (in thousands):

Fair value of consideration transferred	$1,347,599
Estimated fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	261,909
Accounts receivable, net	77,715
Prepaid sports rights	25,978
Prepaid and other current assets	19,569
Property and equipment	5,698
Restricted cash	6,148
Intangible assets	456,193
Right-of-use assets	34,301
Other non-current assets	11,816
Accounts payable, accrued expenses, and other current liabilities	(339,985)
Deferred revenue	(99,575)
Convertible notes - current	(144,765)
Long-term borrowings - current portion	(696)
Lease liabilities - current	(2,799)
Convertible notes - non-current	(237,379)
Deferred tax liabilities	(1,211)
Lease liabilities - non-current	(31,502)
Other long-term liabilities	(11,977)
Total estimated fair value of net assets acquired	29,438

Estimated goodwill	1,318,161
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Pro Forma Financial Information
The following table presents the unaudited pro forma results of operations as if the Business Combination had occurred as of October 1, 2024:

	Three Months Ended	Six Months Ended
	March 29, 2025	March 31, 2026	March 29, 2025
Pro forma revenue	$1,564,316	$3,256,987	$3,152,755
Pro forma net (loss) income	$120,576	$(52,594)	$(9,803)
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
Note 5 - Revenue from Contracts with Customers
Disaggregated Revenue
Related party revenue is all generated in the United States. The following tables summarize subscription revenue and advertising revenue by region:
Subscription and Advertising

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
United States and Canada (North America)	$440,294	$—	$818,212	$—
Rest of world	8,289	—	14,127	—
Total subscription and advertising revenues	$448,583	$—	$832,339	$—
Contract Balances
For the three and six months ended March 31, 2026 and March 29, 2025, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of March 31, 2026 and September 27, 2025.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of March 31, 2026, the Company’s contract liabilities totaled approximately $68.5 million are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized as revenue within the next month. The remaining deferred revenue balance is expected to be recognized as revenue within the next twelve months. There were no contract liabilities outstanding at September 27, 2025.
Transaction Price Allocated to Remaining Performance Obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and Equipment, Net
The table below summarizes the Company’s property and equipment, net (in thousands):

	Useful Life (Years)	March 31, 2026	September 27, 2025
Furniture and fixtures	5	$409	$—
Computer equipment	3-5	3,585	—
Leasehold improvements	Term of lease	2,524	—
		6,518	—
Less: Accumulated depreciation		(632)	—
Total property and equipment, net		$5,886	$—
Depreciation expense totaled approximately $0.4 million and $0.7 million for the three and six months ended March 31, 2026, respectively. There was no depreciation expense recorded during the three and six months ended March 29, 2025.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	March 31, 2026
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	8	7.6	112,400	(5,854)	106,546
Customer relationships - streaming	2	1.6	145,600	(30,333)	115,267
Customer relationships - advertising	2	1.6	19,800	(4,125)	15,675
Capitalized internal use software	3	1.8	25,966	(5,598)	20,368
Developed technology	5	4.6	155,000	(12,917)	142,083
Software licenses	5	2.7	3,171	(440)	2,731
Total			$461,937	$(59,267)	$402,670
The intangible assets are being amortized over their respective original useful lives, which range from two to eight years.
The Company recorded amortization expense related to the above intangible assets of approximately $35.6 million and $59.6 million for the three and six months ended March 31, 2026, respectively. There was no amortization expense recorded during the three and six months ended March 29, 2025.
There were no intangible assets outstanding at September 27, 2025.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Fiscal Year Ending September 30,	Future Amortization
2026	$71,436
2027	137,076
2028	57,167
2029	45,999
2030	45,088
Thereafter	45,904
Total	$402,670
Goodwill
The following table is a summary of the changes to goodwill for the six months ended March 31, 2026 (in thousands):

Balance - September 27, 2025	$1,296,000
Fubo purchase accounting	1,318,161
Balance - March 31, 2026	$2,614,161
The Company tests goodwill for impairment at the reporting unit level on an annual basis on July 1 for each fiscal year or more frequently if triggering events indicate a possible impairment. Since the Closing Date of the Business Combination, the Company experienced significant decreases in its stock price and market capitalization. The Company determined that the decreases in its stock price and market capitalization represented a triggering event. As a result, the Company engaged an independent valuation specialist to conduct a quantitative interim impairment test of its goodwill as of March 31, 2026, employing both the income approach (discounted cash flow) and market approach. In completing the quantitative impairment test, the Company compared the reporting unit’s fair value, primarily based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The estimates of future discounted cash flows involve considerable management judgment and are based upon certain significant assumptions including the weighted average cost of capital as well as projected EBITDA, which includes assumptions related to revenue growth rates and operating expenses. The weighted average cost of capital and long-term growth rate used to determine the fair value of the reporting unit were 13.0% and 3%, respectively. Based on the interim impairment assessment, the Company concluded that the estimated fair value of the reporting unit exceeded its carrying value by approximately 3.6% and the Company concluded no impairment was warranted.
Notwithstanding the results of the Company’s interim impairment assessment, if the Company's stock price and market capitalization and the financial performance of the reporting unit declines, then it is possible these financial and economic conditions could result in another triggering event for the reporting unit in the future and could lead to a potential impairment.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Accounts Payable, Accrued Expenses, and Other Long-term Liabilities
Accounts payable, accrued expenses, related party current liabilities and other long-term liabilities are presented below (in thousands):

	March 31, 2026	September 27, 2025
Affiliate fees	$747,300	$387,329
Broadcasting and transmission	8,846	—
Selling and marketing	37,695	—
Accrued compensation	5,629	—
Legal and professional fees	3,851	—
Income tax payable	1,476	—
Sales tax	19,345	—
Guaranteed liabilities	10,706	—
Accrued interest	1,926	—
Subscriber related	2,425	—
Other	8,418	—
Total	$847,617	$387,329
Note 9 – Income Taxes
The following table presents income tax provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Income tax provision	(343)	—	(710)	—
Effective tax rate	(5.85)%	—%	(2.89)%	—%
During the three and six months ended March 31, 2026, the Company recorded an income tax provision of $0.3 million and $0.7 million, respectively. The effective tax rate was (5.85)% on a pre-tax loss of $5.9 million and (2.89)% on a pre-tax loss of $24.6 million during the three and six months ended March 31, 2026, respectively. The effective tax rate differs from the U.S. Statutory rate of 21% as no tax benefit was provided on current year operating losses primarily due to valuation allowances recorded against the Company’s net deferred tax assets. Although the Company has a pre-tax loss, the Company recorded a tax expense primarily related to foreign and certain U.S. state and local jurisdictions resulting in a negative effective tax rate.
During the three and six months ended March 29, 2025, the effective tax rate was 0.00% on pre-tax loss of $40.9 million and $79.5 million, respectively. The effective tax rate differs from the U.S. Statutory rate of 21% because the Hulu Live Business was part of Hulu, which was a non-taxable partnership through June 27, 2025. Therefore, no income tax was allocated to the Hulu Live Business when prepared on a carve out basis for the three and six months ended March 29, 2025.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 10 – Debt
The Company's debt consist of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Debt Premium	March 31, 2026
2029 Convertible Notes	7.5%	$177,506	$52,121	$229,627
Note payable - related party	4.2%	145,000	—	145,000
Long-term borrowings - current portion	2.25%	459	—	459
2029 Convertible Notes
On December 29, 2023, the Company entered into a privately negotiated exchange agreement with certain affiliates and related funds of Mudrick Capital Management, L.P., which were holders of its existing 2026 Convertible Notes, to exchange $205.8 million principal amount of the 2026 Convertible Notes for $177.5 million in aggregate principal amount of the Company’s new convertible senior secured notes due 2029 (the “2029 Convertible Notes”) (the "Exchange"). The Exchange closed on January 2, 2024, when the 2029 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of January 2, 2024, among the Company, the guarantors identified therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
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
The initial conversion rate of the 2029 Convertible Notes is 21.7206 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of approximately $46.04 per share of common stock. Holders may convert their 2029 Convertible Notes at their option in the following circumstances:
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
As previously disclosed, the closing of the Business Combination constituted a fundamental change under the indenture governing our 2029 Convertible Notes, triggering our delivery of a notice to holders of 2029 Convertible Notes regarding their fundamental change repurchase right (the “2029 Notes Tender Offer”). The Tender Offer expired on January 6, 2026 at 5:00 p.m. New York City time (the “2029 Notes Expiration Time”). As of the 2029 Notes Expiration Time, none of the outstanding 2029 Convertible Notes were surrendered for repurchase pursuant to the 2029 Notes Tender Offer. As of March 31, 2026, the aggregate principal amount of 2029 Convertible Notes outstanding is approximately $177.5 million, which will mature on February 15, 2029, unless earlier repurchased or converted.
During the three and six months ended March 31, 2026, the Company paid approximately $6.7 million of interest expense in connection with the 2029 Convertible Notes.
During the three and six months ended March 31, 2026, the Company recorded amortization income of $4.7 million and $7.8 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $165.1 million as of March 31, 2026.
Note payable - related party
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
During the three and six months ended March 31, 2026, the Company paid $1.2 million in interest expense related to the Disney Note.
As discussed in Note 3, the proceeds from the Disney Note were used to repay $144.8 million of outstanding principal and approximately $2.0 million of interest expense on the 2026 Convertible Notes.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following (in thousands):

	Fair value measured at March 31, 2026
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$154,006	$—	$—	$154,006
Total financial assets at fair value	$154,006	$—	$—	$154,006
There were no assets measured at fair value as of September 27, 2025.
There were no liabilities measured at fair value as of March 31, 2026 and September 27, 2025. See Note 2 - Fair Value Estimates.
Note 12 – Equity-Based Compensation
Stock-Based Compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Subscriber related	$66	$—	$114	$—
Sales and marketing	2,338	—	5,352	—
Technology and development	2,580	—	4,566	—
General and administrative	5,203	—	12,850	—
Total stock-based compensation expense	$10,187	$—	$22,882	$—
Equity Incentive Plans
On April 1, 2020, Fubo's board of directors approved the establishment of the 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of March 31, 2026, there are 1,367,561 shares available for future issuance under the 2020 Plan.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On August 3, 2022, August 7, 2023, August 5, 2024 and August 8, 2025, Fubo's board of directors adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan"), the 2024 Employment Inducement Equity Incentive Plan ("2024 Plan") and the 2025 Employment Inducement Equity Incentive Plan (the “2025 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of March 31, 2026, there are no shares available for future issuance under the 2022 Plan, 2023 Plan and 2024 Plan, and there are 243,806 shares available for future issuance under the 2025 Plan.
Time-Based Stock Options
A summary of time-based stock option activity for the six months ended March 31, 2026 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of September 27, 2025	—	$—	$—	N/A
Assumed from Fubo	655,138	$90.56	$2,755	3.9
Exercised	(2,963)	$13.28
Forfeited or expired	(54,648)	$123.73
Outstanding as of March 31, 2026	597,527	$87.91	$41	4.1

Options vested and exercisable as of March 31, 2026	584,273	$89.58	$41	4.1
There were no options granted during the three and six months ended March 31, 2026 and March 29, 2025.
As of March 31, 2026, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.2 million to be recognized over a weighted average period of 0.9 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the six months ended March 31, 2026 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of September 27, 2025	—	$—	$—	N/A
Assumed from Fubo	371,110	$153.00	$—	1.8
Outstanding as of March 31, 2026	371,110	$153.00	$—	1.4

Options vested and exercisable as of March 31, 2026	371,110	$153.00	$—	1.4
There were no market and service-based options granted during the six months ended March 31, 2026 and March 29, 2025.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2026, there was no unrecognized stock-based compensation expense for market and service-based stock options.
Performance-Based Stock Options
On October 8, 2020, the Company granted the CEO a performance stock option to purchase 341,666 shares of common stock, with an exercise price of $120.00, subject to the achievement of certain predetermined performance goals. On April 20, 2023, the Company amended the award to modify the vesting conditions with respect to the 273,333 options that remained unvested as of the amendment date (the "Amended Options"), which became eligible to vest on February 20, 2026 (the "Vesting Date") subject to the achievement of certain amended performance goals. In connection with the Business Combination, the Amended Options were earned at the target performance level and vested on the Vesting Date. Compensation cost related to the Amended Options is recognized over the requisite service period for the amended award beginning on the amendment date and ending on the Vesting Date based on the probability of achievement of the Performance Criteria. The fair value of the Amended Options as of the amendment date totaled $1.2 million. The Amended Options are subject to acceleration upon certain events and conditions, including a change of control and qualifying terminations, and upon death, disability, and certain “good leaver” circumstances.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the six months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	2,887,103	$31.18
Granted	371,167	$43.85
Vested	(843,393)	$36.41
Forfeited or expired	(37,572)	$27.87
Unvested at March 31, 2026	2,377,305	$31.36
During the six months ended March 31, 2026, the Company granted 371,167 time-based restricted stock units. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $16.3 million.
As of March 31, 2026, the unrecognized stock-based compensation expense related to time-based restricted stock units totaled $63.7 million to be recognized over a weighted average period of 2.6 years and had an aggregate intrinsic value of approximately $22.5 million.
Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the six months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	357,915	$58.14
Granted	129,689	$44.28
Vested	(29,062)	$37.75
Unvested at March 31, 2026	458,542	$55.51

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the six months ended March 31, 2026, the Company granted an aggregate of 129,689 PRSUs with a grant date fair value of $5.7 million to certain executives. Compensation cost related to the target PRSUs will be recognized over the requisite service period.
During the three and six months ended March 31, 2026, the Company recognized aggregate stock-based compensation expense of $1.9 million and $3.1 million respectively, related to these PRSUs. As of March 31, 2026, aggregate unrecognized stock-based compensation related to these PRSUs totaled $6.1 million.
There was no stock-based compensation expense related to the PRSUs recognized during the three and six months ended March 29, 2025.
Market and Service Condition Based Restricted Stock Units
A summary of the Company’s market and service-based restricted stock unit activity during the six months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	108,732	$33.76
Unvested at March 31, 2026	108,732	$33.76
During the six months ended March 31, 2026, there were no market and service condition based restricted stock units granted. Compensation cost related to the market and service condition based restricted stock units will be recognized over the requisite service period.
During the three and six months ended March 31, 2026, the Company recognized $0.3 million and $0.5 million respectively, of the stock-based compensation expense related to market and service-based restricted stock units. As of March 31, 2026, aggregate unrecognized stock-based compensation related to these restricted stock units totaled $2.7 million.
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Operating leases
Operating lease cost	$1,324	$—	$2,206	$—
Other lease cost	10	—	173	—
Operating lease expense	1,334	—	2,379	—
Short-term lease rent expense	852	—	1,452	—
Total rent expense	$2,186	$—	$3,831	$—

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Operating cash flows from operating leases	$1,234	$—	$2,056	$—
Right of use assets exchanged for operating lease liabilities assumed from Fubo	$—	$—	$34,301	$—
Weighted average remaining lease term - operating leases	9.4	N/A	9.4	N/A
Weighted average discount rate - operating leases	6.8%	N/A	6.8%	N/A
As of March 31, 2026, future minimum payments for the operating leases are as follows (in thousands):

Fiscal Year Ending September 30,	Future payments
2026	$2,467
2027	4,967
2028	4,400
2029	4,403
2030	4,403
Thereafter	24,031
Total	44,671
Less present value discount	(11,525)
Operating lease liabilities	$33,146
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements and various sports right agreements to obtain programming rights to certain live sporting events. where the Company is obligated to make future payments under these contracts as follows (in thousands):

Fiscal Year Ending September 30,	Future payments
2026	$35,410
2027	28,008
2028	8,452
2029	3,563
2030	3,613
Thereafter	6,438
Total	$85,484
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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs, FuboTV Media, and DISH filed notices of appeal and those appeals are pending. In November 2025, the PTAB issued its final written decisions on the IPRs for the remaining three patents, holding all claims of all three patents unpatentable. In December 2025, DISH filed petitions for Director Review of these three decisions, which FuboTV Media opposed. In March 2026, DISH’s petitions for Director Review were all denied, and DISH filed notices of appeal for the remaining three patents. Those appeals are pending.
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
At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
DISH Network L.L.C. vs. FuboTV Inc. and FuboTV Media
On January 2, 2026, in connection with existing breach of contract litigation brought in the Southern District of New York by Disney against DISH Network L.L.C. (“DISH LLC”), DISH LLC asserted antitrust counterclaims naming FuboTV Inc. and FuboTV Media, along with Disney and other Disney-affiliated companies, as counterclaim defendants. The counterclaims against the Fubo entities assert violations of Section 1 of the Sherman Act and Section 7 of the Clayton Act based on Disney’s acquisition of a controlling share of Fubo. The counterclaims against Fubo seek, inter alia, injunctive relief in the form of the unwinding of Disney’s acquisition of a controlling share of Fubo, as well as monetary damages. On February 20, 2026, Fubo and Disney jointly moved to dismiss DISH LLC’s counterclaims. DISH LLC filed amended counterclaims on March 13, 2026, and Fubo and Disney moved to dismiss the amended counterclaims on March 27, 2026. Briefing on the motion to dismiss was completed on April 24, 2026. Discovery on the antitrust counterclaims has been stayed pending resolution of the motion to dismiss.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Fubo and the Hulu Live Business included in the HL Business Closing 8-K. The historical financial results and information presented below reflect the Hulu Live Business prepared on a carve-out basis for periods prior to the consummation of the Business Combination. As a result, the historical results of the Hulu Live Business are not necessarily comparable to the results of the combined company following the Business Combination. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•certain affiliates of Disney agreed to sell ads on behalf of us for the Fubo Services and the Hulu Live Service in exchange for a 15% ad agency fee; and
•Hulu agreed to license the Hulu Live Service-specific brands to us for use in the Hulu Live Business.
The Commercial Agreement provides for an initial term of five years, renewable for an additional five-year term by mutual agreement.

Basis of Presentation — Business Combination
The Company has accounted for the acquisition consummated pursuant to the Business Combination Agreement as a reverse acquisition of the Company using the acquisition method of accounting in accordance with GAAP, with the Hulu Live Business treated as the accounting acquirer of the Company. Accordingly, commencing with the Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 5, 2026, the historical combined carve-out financial statements of the Hulu Live Business are presented as the historical financial statements of the Company. Prior to the Business Combination, the Hulu Live Business operated as part of Hulu, which is controlled and consolidated by Disney, and, therefore, its historical financial statements were prepared on a carve-out basis from Disney and Hulu, including allocations of certain corporate costs, shared services, and assets and liabilities that were not historically operated or financed on a standalone basis.
As a result, the financial results and information included herein for the six month periods ended March 31, 2026 reflects (x) the results of the Hulu Live Business prepared on a carve-out basis for the period from September 28, 2025 through October 28, 2025, and excludes Fubo’s results for this period, and (y) the results of combined Fubo and Hulu Live businesses for the period from October 29, 2025 through March 31, 2026. The financial results and information for all historical periods presented herein reflect the results of the Hulu Live Business prepared on a carve-out basis and excludes the results of the historical Fubo business. Therefore, the historical results of the Hulu Live Business are not necessarily comparable to the results of the Company following the Business Combination.
Reverse Stock Split
On March 23, 2026, the Company amended its Certificate of Incorporation in order to effect a 1-for-12 reverse stock split of its Class A Common Stock and Class B Common Stock outstanding (the "Reverse Stock Split"). The Company’s Class A Common Stock began trading on a split-adjusted basis on the New York Stock Exchange at market open on March 24, 2026 under the existing trading symbol "FUBO". As a result of the Reverse Stock Split, every 12 shares of the Company’s Class A Common Stock and Class B Common Stock issued and outstanding were automatically reclassified into one new share of Class A Common Stock or Class B Common Stock, respectively, subject to the treatment of fractional shares as described below, without any action on the part of the holders. The Reverse Stock Split did not affect the number of authorized shares or the par value of the Company's capital stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of the Company's Class A Common Stock who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of the Class A Common Stock (as adjusted to give effect to the Reverse Stock Split) on the NYSE on March 23, 2026, the last trading day immediately preceding the effective date of the Reverse Stock Split. Proportionate adjustments were made to the exercise or conversion prices and the number of shares underlying the Company’s outstanding equity awards and convertible notes, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans.
As a result of the Reverse Stock Split, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company's Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity. All historical share and per-share amounts reflected throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split as if the Reverse Stock Split occurred as of the earliest period presented.
Segments
We have one operating segment as of March 31, 2026, the streaming business.

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
Subscriber related expenses
Subscriber related expenses consist primarily of third-party affiliate distribution rights and other distribution costs related to content streaming on the Fubo and Hulu platforms. Subscriber related expenses - related party consist of program license fees related to content provided by various Disney entities streaming on the Fubo Services and Hulu Live Service.
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
Pursuant to our Commercial Agreement with Hulu, the Company bears all marketing expenses of the Hulu Live Business and will pay Hulu a marketing support fee equal to 10% of the Hulu Live Business’s marketing budget, which marketing budget must be at least equal to 0.7% of revenues of the Hulu Live Business. In exchange for the fee, Hulu will be responsible for marketing execution for the Hulu Live Service in consultation with the Company. The Company also pays Hulu a brand license fee equal to 1.0% of the revenues of the Hulu Live Business.
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
Income tax benefit (provision)
The income tax benefit (provision) is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.

Results of Operations for the Three and Six Months Ended March 31, 2026 and March 29, 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 29, 2025	March 31, 2026	March 29, 2025
Revenues
Subscription	$347,015	$—	$639,248	$—
Related party	1,121,449	1,122,670	2,281,883	2,225,131
Advertising	101,568	—	193,091	—
Other	3,835	2,806	8,333	6,337
Total revenues	1,573,867	1,125,476	3,122,555	2,231,468
Operating expenses
Subscriber related expenses	946,705	511,760	1,900,221	996,092
Subscriber related expenses - related party	499,006	610,909	973,270	1,229,039
Broadcasting and transmission	9,289	—	18,152	—
Sales and marketing	58,084	1,988	117,334	4,224
Technology and development	20,774	—	34,391	—
General and administrative	13,077	41,733	48,368	81,614
Depreciation and amortization	36,010	—	60,240	—
Total operating expenses	1,582,945	1,166,390	3,151,976	2,310,969
Operating loss	(9,078)	(40,914)	(29,421)	(79,501)

Other income (expense)
Interest expense, net	(2,814)	—	(4,257)	—
Amortization of debt premium, net	4,702	—	7,764	—
Other income	1,327	—	1,354	—
Total other income (expense)	3,215	—	4,861	—

Loss before income taxes	(5,863)	(40,914)	(24,560)	(79,501)
Income tax provision	(343)	—	(710)	—
Net loss	(6,206)	(40,914)	(25,270)	(79,501)

Revenue, net
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized revenues of $1,573.9 million compared to $1,125.5 million during the three months ended March 29, 2025. The increase of $448.4 million was primarily due to an increase in subscription revenue of $347.0 million from the Fubo Services as a result of the Business Combination and an increase in advertising revenue of $101.6 million. There was no subscription revenue during the three months ended March 29, 2025. The increase in related party revenue was primarily due to an increase in carriage fees primarily from an increase in subscribers and contractual rates. The increase in advertising revenue is primarily due to the addition of advertising revenue from both the Fubo Services and Hulu Live Service. There was no advertising revenue recognized during the three months ended March 29, 2025.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized revenues of $3,122.6 million compared to $2,231.5 million during the six months ended March 29, 2025. The increase of $891.1 million was primarily due to an increase in subscription revenue of $639.2 million from the Fubo Services as a result of the Business Combination, an increase in advertising revenue of $193.1 million and an increase in related party revenue of $56.8 million from the Hulu Live Service. There was no subscription revenue during the six months ended March 29, 2025. The increase in related party revenue was primarily due to an increase in carriage fees primarily from an increase in subscribers and contractual rates. The increase in advertising revenue is primarily due to the addition of advertising revenue from both the Fubo Services and Hulu Live Service. There was no advertising revenue recognized during the six months ended March 29, 2025.
Subscriber related expenses
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized subscriber related expenses of $1,445.7 million compared to $1,122.7 million during the three months ended March 29, 2025. The increase of $323.0 million was primarily due to the addition of program license fees from the Fubo Services as a result of the Business Combination and an increase in program license fees on the Hulu Live Service due to an increase in subscribers and program license contractual rates.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized subscriber related expenses of $2,873.5 million compared to $2,225.1 million during the six months ended March 29, 2025. The increase of $648.4 million was primarily due to the addition of program license fees from the Fubo Services as a result of the Business Combination and an increase in program license fees on the Hulu Live Service due to an increase in subscribers and program license contractual rates.
Broadcasting and transmission
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized broadcasting and transmission expenses of $9.3 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized broadcasting and transmission expenses of $18.2 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.

Sales and marketing
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized sales and marketing expenses of $58.1 million compared to $2.0 million during the three months ended March 29, 2025. The increase of $56.1 million was primarily due to sales and marketing expenses from the Fubo Services as a result of the Business Combination.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized sales and marketing expenses of $117.3 million compared to $4.2 million during the six months ended March 29, 2025. The increase of $113.1 million was primarily due to sales and marketing expenses from the Fubo Services as a result of the Business Combination.
Technology and development
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized technology and development expenses of $20.8 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized technology and development expenses of $34.4 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
General and Administrative
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, general and administrative expenses totaled $13.1 million, compared to $41.7 million during the three months ended March 29, 2025. The decrease of $28.7 million was primarily due to the absence of certain expense allocations following the closing of the Business Combination, offset by an increase in expenses from Fubo during the three months ended March 31, 2026.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, general and administrative expenses totaled $48.4 million, compared to $81.6 million during the six months ended March 29, 2025. The decrease of $33.2 million was primarily due to the absence of certain expense allocations following the closing of the Business Combination, offset by an increase in expenses from Fubo during the six months ended March 31, 2026.
Depreciation and amortization
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized depreciation and amortization expenses of $36.0 million. There are no comparable results in the prior period.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized depreciation and amortization expenses of $60.2 million. There are no comparable results in the prior period.

Other Income (Expense)
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized $3.2 million of other income, net. There are no comparable results in the prior period.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized $4.9 million of other income, net. There are no comparable results in the prior period.
Income tax provision
Three Months Ended March 31, 2026 and March 29, 2025
During the three months ended March 31, 2026, we recognized an income tax provision of $0.3 million. There are no comparable results in the prior year.
Six Months Ended March 31, 2026 and March 29, 2025
During the six months ended March 31, 2026, we recognized an income tax provision of $0.7 million. There are no comparable results in the prior year.
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
We had 5.7 million and 5.9 million Total Subscribers in the United States and Canada ("North America" or "NA") as of March 31, 2026 and March 29, 2025, respectively, and 0.328 million and 0.354 million Total Subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of March 31, 2026 and March 29, 2025, respectively.

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
Our Gross Profit was $118.9 million and $2.8 million for the three months ended March 31, 2026 and March 29, 2025, respectively. Our Gross Margin was 7.6% and 0.2% for the same periods, respectively.
Our Gross Profit was $230.9 million and $6.3 million for the six months ended March 31, 2026 and March 29, 2025, respectively. Our Gross Margin was 7.4% and 0.3% for the same periods, respectively.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of March 31, 2026, including lease obligations and sponsorship agreements.
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
In January 2026, the proceeds of the Facility were used to repay the majority of our convertible senior notes due 2026 (the "2026 Convertible Notes"). The remainder of the approximately $4.6 million aggregate principal amount of the 2026 Convertible Notes were paid on February 15, 2026, the maturity date. As of March 31, 2026, the aggregate principal amount of our convertible senior secured notes due 2029 (the "2029 Convertible Notes") outstanding is approximately $177.5 million, which will mature on February 15, 2029, unless earlier repurchased or converted.
We have an effective shelf registration statement on Form S-3 (No. 333-292921) filed with the SEC on January 23, 2026 under which we may offer, from time to time, in one or more offerings any combination of Class A Common Stock, preferred stock, debt securities, warrants, purchase contracts and units. On January 23, 2026, we filed with the SEC two prospectus supplements to the prospectus included in the Form S-3, covering (i) the resale from time to time by Hulu of up to an aggregate of 78,992,518 shares (the “Hulu Shares”) of our Class A Common Stock, issuable to Hulu upon exercise, conversion or exchange of other securities of the Company or any of its subsidiaries (including shares of Class B Common Stock, and units in Fubo Operations LLC) owned by Hulu, to satisfy registration rights we granted pursuant to a Registration Rights Agreement, dated October 29, 2025, between us and Hulu and (ii) the resale from time to time by certain stockholders of the Company of up to an aggregate of 2,439,182 shares (the “2029 Notes Conversion Shares”) of Class A Common Stock issuable upon conversion of the 2029 Convertible Notes.

As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $244.0 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, to, among other things, fund tax distributions under the Newco Operating Agreement, payments under the Tax Receivables Agreement with Newco and Hulu, if necessary, the redemption right held by Hulu that it may exercise from time to time (should we elect to exchange their Class B Common Stock for a cash payment), repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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
Cash Flows (in thousands):

	Six Months Ended
	March 31, 2026	March 29, 2025
Continuing operations:
Net cash used in operating activities	$(412,383)	$(90,043)
Net cash provided by investing activities	261,713	—
Net cash provided by financing activities	394,629	90,043
Net increase (decrease) in cash, cash equivalents and restricted cash	$243,959	$—
Operating Activities
Net cash used in operating activities was $412.4 million during the six months ended March 31, 2026 compared to net cash used in operating activities of $90.0 million during the six months ended March 29, 2025. The change was primarily driven by the operating activities of the Fubo Services as a result of the Business Combination.

Investing Activities
Net cash provided by investing activities was $261.7 million during the six months ended March 31, 2026. The change was primarily driven by cash received of $268.1 million from legacy Fubo as a result of the Business Combination. There were no investing activities during the six months ended March 29, 2025.
Financing Activities
Net cash provided by financing activities was $394.6 million during the six months ended March 31, 2026 compared to net cash provided by financing activities of $90.0 million during the six months ended March 29, 2025. The change was primarily driven by an increase in net contribution from Disney for the period prior to the Closing Date and note payable - related party, partially offset by the repayment of convertible notes.
Off-Balance Sheet Arrangements
As of March 31, 2026, there were no off-balance sheet arrangements.
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

Since the Closing Date of the Business Combination, the Company experienced significant decreases in its stock price and market capitalization. We determined that the decrease in our stock price and market capitalization represented a triggering event. As a result, the Company engaged an independent valuation specialist to conduct a quantitative interim impairment test of its goodwill as of March 31, 2026, employing both the income approach (discounted cash flow) and market approach. In completing the quantitative impairment test, the Company compared the reporting unit’s fair value, primarily based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The estimates of future discounted cash flows involve considerable management judgment and are based upon certain significant assumptions including the weighted average cost of capital as well as projected EBITDA, which includes assumptions related to revenue growth rates and operating expenses. The weighted average cost of capital and long-term growth rate used to determine the fair value of the reporting unit were 13.0% and 3%, respectively. Based on the interim impairment assessment, the Company concluded that the estimated fair value of the reporting unit exceeded its carrying value by approximately 3.6% and the Company concluded no impairment was warranted.
Notwithstanding the results of the Company’s interim impairment assessment, if the Company's stock price and market capitalization and the financial performance of the reporting unit declines, then it is possible these financial and economic conditions could result in another triggering event for the reporting unit in the future and could lead to a potential impairment.
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

•Expected Term - The expected option term represents the period of time the option is expected to be outstanding.
•Expected Volatility – The expected volatility is based on historical volatility of the Company’s stock price.
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
There were no stock options granted during the six months ended March 31, 2026.
If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the previously granted awards.
We account for forfeitures as they occur.
The fair value of our restricted stock units and restricted stock awards is estimated on the date of grant based on the fair value of our common stock.
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates and foreign currency. The following discussion provides additional information regarding these risks.

Interest Rate Risk
As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $244.0 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of March 31, 2026, we had $323.0 million of outstanding indebtedness on a consolidated basis which included $177.5 million of 2029 Convertible Notes, $145.0 million of notes payable - related party and other notes outstanding with an aggregate principal of approximately $0.5 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2026, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 0.5% and 0.5% of the consolidated amount for the three and six months ended March 31, 2026, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of March 31, 2026, a hypothetical 10% weakening of the euro and Canadian dollar relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs, FuboTV Media, and DISH filed notices of appeal and those appeals are pending. In November 2025, the PTAB issued its final written decisions on the IPRs for remaining three patents, holding all claims of all three patents unpatentable. In December 2025, DISH filed petitions for Director Review of these three decisions, which FuboTV Media opposed. In March 2026, DISH’s petitions for Director Review were all denied, and DISH filed notices of appeal for the remaining three patents. Those appeals are pending.
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
DISH Network L.L.C. vs. FuboTV Inc. and FuboTV Media
On January 2, 2026, in connection with existing breach of contract litigation brought in the Southern District of New York by Disney against DISH Network L.L.C. (“DISH”), DISH asserted antitrust counterclaims naming FuboTV Inc. and FuboTV Media, along with Disney and other Disney-affiliated companies, as counterclaim defendants. The counterclaims against the Fubo entities assert violations of Section 1 of the Sherman Act and Section 7 of the Clayton Act based on Disney’s acquisition of a controlling share of Fubo. The counterclaims against Fubo seek, inter alia, injunctive relief in the form of the unwinding of Disney’s acquisition of a controlling share of Fubo, as well as monetary damages. On February 20, 2026, Fubo and Disney jointly moved to dismiss DISH LLC’s counterclaims. DISH LLC filed amended counterclaims on March 13, 2026, and Fubo and Disney moved to dismiss the amended counterclaims on March 27, 2026. Briefing on the motion to dismiss was completed on April 24, 2026. Discovery on the antitrust counterclaims has been stayed pending resolution of the motion to dismiss.
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
As of March 31, 2026, we had $323.0 million of outstanding indebtedness on a consolidated basis which included $177.5 million of 2029 Convertible Notes, $145.0 million of debt from Disney and other notes outstanding with an aggregate principal of approximately $0.5 million. In January 2026, we and an affiliate of Disney entered into a promissory note (the "Disney Note") pursuant to which such affiliate provided us with $145.0 million of indebtedness in the form of a senior unsecured term loan. Additionally, the terms of the 2029 Notes Indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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
The Business Combination involves the combination of two businesses, the historical Fubo business and the Hulu Live Business. We are required to devote management attention and resources to integrating our respective business practices and operations. Difficulties in the integration process that we have encountered or that we may encounter in the future include the following:
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
We have recorded material non-cash goodwill and long-lived asset impairment charges in prior periods. In addition, in April 2026, we determined that the decrease in our stock price and market capitalization observed since the Closing Date of the Business Combination represented a triggering event. Based on a quantitative interim impairment test of the Company’s goodwill as of March 31, 2026, we concluded no impairment was warranted. If our stock price and market capitalization and the financial performance of the reporting unit decline, then it is possible these financial and economic conditions could result in another triggering event for the reporting unit in the future and could lead to a potential impairment. While management cannot predict if or when additional future goodwill or long-lived asset impairments may occur, additional impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.

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
•announcements regarding actions by the Company with respect to our capital stock, including stock splits or dividends, stock repurchases and sales of our equity and debt securities;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)

On April 29, 2026, the Company’s board of directors established July 28, 2026 as the date of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”), which will be held virtually. The time and website address for the 2026 Annual Meeting will be set forth in the Company’s definitive proxy statement for the 2026 Annual Meeting.
As the 2026 Annual Meeting is being held more than 30 days after the first anniversary of the Company’s 2025 Annual Meeting of Stockholders, held on June 17, 2025, the Company is hereby providing notice of the below revised deadlines for qualified stockholder proposals and stockholder nominations pursuant to the Company’s Bylaws and Rule 14a-5(f) under the Exchange Act.
Stockholder proposals and director nominations brought under the Company’s Bylaws, which would not be included in the Company’s proxy materials for the 2026 Annual Meeting, must comply with advance notice provisions set forth in the Company’s Bylaws. For any proposed business or nomination to be considered properly brought before the 2026 Annual Meeting, the Company must receive written notice of such business or nomination at its principal executive offices no later than the close of business on May 16, 2026 (which is the tenth (10th) day following the date of this Quarterly Report on Form 10-Q). In order for a stockholder proposal for the 2026 Annual Meeting to be eligible for inclusion in the Company’s proxy statement pursuant to Rule 14a-8 of the Exchange Act, the Company must also receive the proposal and supporting statements at its principal executive offices no later than the close of business on May 16, 2026.
Any notice of proposed business or nomination must comply with the specific requirements set forth in the Bylaws or Rule 14a-8, as applicable. In addition to satisfying the above requirements, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s director nominees must provide notice that sets forth the information required by Rule 14a-19 of the Exchange Act no later than the close of business on May 16, 2026 to the address set forth above.

(b) None.

(c)
On February 10, 2026, John Janedis, the Company's Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 76,641 shares of the Company’s common stock until December 31, 2026.

On February 2, 2026, Alberto Horihuela Suarez, the Company's Chief Operating Officer, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,166 shares of the Company’s common stock until December 31, 2026.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	01/10/2025
3.1	Plan of Conversion of fuboTV Inc.	8-K	001-39590	3.1	10/29/2025
3.2	Articles of Conversion of fuboTV Inc., as filed with the Secretary of State of the State of Florida.	8-K	001-39590	3.2	10/29/2025
3.3	Certificate of Conversion of FuboTV Inc., as filed with the Secretary of State of the State of Delaware.	8-K	001-39590	3.3	10/29/2025
3.4	Certificate of Incorporation of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.4	10/29/2025
3.5	Bylaws of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.5	10/29/2025
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39590	3.1	03/23/2026
4.1	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.2	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.1)	8-K	001-39590	4.2	01/02/2024
4.3	First Supplemental Indenture, dated as of October 29, 2025, by and among FuboTV Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and the guarantors named therein.	8-K	001-39590	4.2	10/29/2025
4.4	Form of Promissory Note					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: May 6, 2026	By:	/s/ David Gandler
David Gandler
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: May 6, 2026	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)