Form 10-Q
period 2026-06-30
FuboTV Inc.
filed 2026-08-05
CIK 1484769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 30,204,277 shares of the registrant's Class A Common Stock, par value $0.0001 per share, and 78,992,518 shares of the registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

1

FuboTV Inc.

		Page

	PART I - FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and September 27, 2025	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended June 30, 2026 and June 28, 2025 (unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended June 30, 2026 and June 28, 2025 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2026 and June 28, 2025 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

	PART II - OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95

Item 3.	Defaults Upon Senior Securities	95

Item 4.	Mine Safety Disclosures	95

Item 5.	Other Information	95

Item 6.	Exhibits	95

Signatures		98
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
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should read this Quarterly Report in conjunction with the audited combined financial statements and the related notes thereto of the Hulu Live Business as of and for the fiscal year ended September 27, 2025 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on December 23, 2025 (the "HL Business Closing 8-K").

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
v

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FuboTV Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2026	September 27, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$230,283	$—
Accounts receivable, net	109,609	6,655
Accounts receivable, net - related party	501,302	—
Prepaid and other current assets	50,381	—
Total current assets	891,575	6,655

Property and equipment, net	5,718	—
Restricted cash	6,145	—
Intangible assets, net	369,136	—
Goodwill	2,614,248	1,296,000
Right-of-use assets	32,204	—
Other non-current assets	18,060	—
Total assets	$3,937,086	$1,302,655

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,772	$—
Accrued expenses and other current liabilities	530,869	370,933
Related party current liabilities	244,260	16,396
Deferred revenue	71,314	—
Long-term borrowings - current portion	342	—
Current portion of lease liabilities	2,989	—
Total current liabilities	887,546	387,329

Convertible notes, net	224,953	—
Notes payable - related party	145,000	—
Deferred tax liabilities	1,732	—
Lease liabilities	29,456	—
Other long-term liabilities	9,530	—
Total liabilities	1,298,217	387,329

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable non-controlling interest	1,825,516	—

Shareholders’ equity:
Preferred Stock par value $0.0001: 50,000,000 shares and 0 shares authorized at June 30, 2026 and September 27, 2025, respectively; 0 shares issued and outstanding at June 30, 2026 and September 27, 2025, respectively	—	—
Class A Common Stock par value $0.0001: 5,000,000,000 shares and 0 shares authorized at June 30, 2026 and September 27, 2025, respectively; 29,484,803 and 0 shares issued and outstanding at June 30, 2026 and September 27, 2025, respectively	3	—
Class B Common Stock par value $0.0001: 2,000,000,000 shares and 0 shares authorized at June 30, 2026 and September 27, 2025, respectively; 78,992,518 and 0 shares issued and outstanding at June 30, 2026 and September 27, 2025, respectively	8	—
Additional paid-in capital	829,743	915,326
Accumulated deficit	(16,301)	—
Accumulated other comprehensive loss	(100)	—
Total shareholders’ equity	$813,353	$915,326
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$3,937,086	$1,302,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Revenues
Subscription	$300,403	$—	$939,651	$—
Related party	1,067,851	1,071,001	3,349,734	3,296,132
Advertising	108,944	—	302,035	—
Other	4,516	2,794	12,849	9,131
Total revenues	1,481,714	1,073,795	4,604,269	3,305,263
Operating expenses
Subscriber related expenses	$816,867	$496,221	$2,717,088	$1,492,313
Subscriber related expenses - related party	547,820	574,780	1,521,090	1,803,819
Broadcasting and transmission	9,141	—	27,293	—
Sales and marketing	59,245	1,184	176,579	5,408
Technology and development	20,900	—	55,291	—
General and administrative	18,111	39,629	66,479	121,243
Depreciation and amortization	36,227	—	96,467	—
Total operating expenses	1,508,311	1,111,814	4,660,287	3,422,783
Operating loss	(26,597)	(38,019)	(56,018)	(117,520)

Other income (expense)
Interest expense, net	(2,988)	—	(7,245)	—
Amortization of debt premium, net	4,674	—	12,438	—
Other income (expense)	(72)	—	1,282	—
Total other income (expense)	1,614	—	6,475	—

Loss before income taxes	(24,983)	(38,019)	(49,543)	(117,520)
Income tax provision	(728)	—	(1,438)	—
Net loss	(25,711)	(38,019)	(50,981)	(117,520)

Less: Net loss attributable to non-controlling interest	17,487	—	34,680	—
Net loss attributable to common shareholders	$(8,224)	$(38,019)	$(16,301)	$(117,520)

Other comprehensive loss
Foreign currency translation adjustment	80	—	(100)	—
Comprehensive loss attributable to common shareholders	$(8,144)	$(38,019)	$(16,401)	$(117,520)

Net loss per share - basic and diluted	$(0.25)	$—	$(0.52)	$—

Weighted average shares outstanding:
Basic and diluted	32,758,090	—	31,055,542	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Redeemable Non-controlling interest and Shareholders’ Equity
Three and Nine Months Ended June 30, 2026
(in thousands, except share and per share amounts)

		Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Redeemable non-controlling interest	Class A Shares	Amount	Class B Shares	Amount
Balance at September 27, 2025	$—	—	—	—	—	915,326	—	$—	$915,326
Pre-combination net contributions from Disney	—	—	—	—	—	394,499	—	—	394,499
Effects of reorganization and business combination	—	28,560,344	3	78,992,518	8	1,347,717	—	—	1,347,728
Recognition of redeemable non-controlling interest	2,388,639	—	—	—	—	(2,388,639)	—	—	(2,388,639)
Exercise of stock options	—	2,334	—	—	—	36	—	—	36
Delivery of common stock underlying restricted stock units	—	764,071	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	12,674	—	—	12,674
Foreign currency translation adjustment	—	—	—	—	—	—	—	(162)	(162)
Net loss attributable to non-controlling interest	(13,088)	—	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	—	—	—	(5,976)	—	(5,976)
Balance at December 31, 2025 (Unaudited)	2,375,551	29,326,749	3	78,992,518	8	281,613	(5,976)	$(162)	275,486
Remeasurement of redeemable non-controlling interest	(528,443)	—	—	—	—	528,443	—	—	528,443
Exercise of stock options	—	629	—	—	—	3	—	—	3
Delivery of common stock underlying restricted stock units	—	108,384	—	—	—	—	—	—	—
Cash in lieu payment on fractional shares under reverse stock split	—	(165)	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	10,167	—	—	10,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	(18)	(18)
Net loss attributable to non-controlling interest	(4,105)	—	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	—	—	—	(2,101)	—	(2,101)
Balance at March 31, 2026 (Unaudited)	1,843,003	29,435,597	3	78,992,518	8	820,224	(8,077)	(180)	811,978
Exercise of stock options	—	10,756	—	—	—	63	—	—	63
Delivery of common stock underlying restricted stock units	—	38,450	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	9,456	—	—	9,456
Foreign currency translation adjustment	—	—	—	—	—	—	—	80	80
Net loss attributable to non-controlling interest	(17,487)	—	—	—	—	—	—	—	—
Net loss attributable to common shareholders	—	—	—	—	—	—	(8,224)	—	(8,224)
Balance at June 30, 2026 (Unaudited)	$1,825,516	29,484,803	3	78,992,518	8	829,743	(16,301)	(100)	$813,353
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three and Nine Months Ended June 28, 2025
(in thousands, except share and per share amounts)

	Common Stock
	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 28, 2024	—	—	—	—	$905,252	$—	—	$905,252
Net contribution from Disney	—	—	—	—	42,594	—	—	42,594
Net loss attributable to common shareholders	—	—	—	—	—	(38,587)	—	(38,587)
Balance at December 28, 2024 (Unaudited)	—	—	—	—	947,846	(38,587)	—	909,259
Net contribution from Disney	—	—	—	—	47,449	—	—	47,449
Net loss attributable to common shareholders	—	—	—	—	—	(40,914)	—	(40,914)
Balance at March 29, 2025 (Unaudited)	—	—	—	—	995,295	(79,501)	—	915,794
Net contribution from Disney	—	—	—	—	37,660	—	—	37,660
Net loss attributable to common shareholders	—	—	—	—	—	(38,019)	—	(38,019)
Balance at June 28, 2025 (Unaudited)	—	—	—	—	$1,032,955	$(117,520)	—	$915,435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FuboTV Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended
	June 30, 2026	June 28, 2025
Cash flows from operating activities
Net loss	$(50,981)	$(117,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,467	—
Stock-based compensation	32,359	—
Amortization of debt premium, net	(12,438)	—
Deferred income tax provision	521	—
Amortization of right-of-use assets	2,097	—
Changes in operating assets and liabilities of business:
Accounts receivable, net	(526,541)	(112)
Prepaid and other assets	(11,137)	—
Accounts payable	(7,162)	—
Accrued expenses and other liabilities	89,839	(10,071)
Deferred revenue	(28,261)	—
Lease liabilities	(1,856)	—
Net cash used in operating activities	(417,093)	(127,703)

Cash flows from investing activities
Acquisition of Fubo, net of cash acquired	268,057	—
Purchases of property and equipment	(1,066)	—
Capitalization of internal use software	(8,045)	—
Net cash provided by investing activities	258,946	—

Cash flows from financing activities
Proceeds from the issuance of common stock	95	—
Pre-combination net contributions from Disney	394,499	127,703
Proceeds from note payable - related party	145,000
Repayment of convertible notes	(144,765)	—
Proceeds from exercise of stock options	102	—
Payment for cancellation of fractional shares	(2)	—
Repayments of notes payable and long-term borrowings	(354)	—
Net cash provided by financing activities	394,575	127,703

Net increase in cash, cash equivalents and restricted cash	236,428	—
Cash, cash equivalents and restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$236,428	$—

Supplemental disclosure of cash flows information:
Interest paid	$11,394	$—
Income taxes paid	$464	$—

Non-cash financing and investing activities:
Redeemable non-controlling interest	$1,825,516	$—
Unpaid property and equipment included in accounts payable	$36	$—
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information. The consolidated financial statements as of and for the three and nine months ended June 30, 2026 and June 28, 2025 are unaudited; however, in the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
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
As a result, the financial results and information included herein for the nine month period ended June 30, 2026 reflects (x) the results of the Hulu Live Business prepared on a carve-out basis for the period from September 28, 2025 through October 28, 2025, and excludes Fubo’s results for this period, and (y) the results of combined Fubo and Hulu Live businesses for the period from October 29, 2025 through June 30, 2026. The financial results and information for all historical periods presented herein reflect the results of the Hulu Live Business prepared on a carve-out basis and excludes the results of the historical Fubo business. Therefore, the historical results of the Hulu Live Business are not necessarily comparable to the results of the Company following the Business Combination.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Substantially all of the tangible long-lived assets are located in the United States. The following table presents total revenue for the operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
United States	$1,466,395	$1,073,795	$4,562,033	$3,305,263
Rest of world	15,319	—	42,236	—
Total revenue	$1,481,714	$1,073,795	$4,604,269	$3,305,263
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same on the consolidated statement of cash flows (in thousands):

	June 30, 2026	September 27, 2025
Cash and cash equivalents	$230,283	$—
Restricted cash	6,145	—
Total cash, cash equivalents and restricted cash	$236,428	$—
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
Accounts Receivable, Net
The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts. The Company’s accounts receivable balance primarily consists of amounts due from the sale of advertisements and subscription revenue. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Based on the Company’s current and historical collection experience, management concluded that an allowance for credit losses was not necessary as of June 30, 2026 and September 27, 2025.
No individual third-party customer accounted for more than 10% of revenue for the three and nine months ended June 30, 2026 and June 28, 2025.
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
Revenue from third parties (all revenues excluding related party revenue) was 27.9% and 27.2% of the Company's revenue for the three and nine months ended June 30, 2026, respectively, and is 0.3% and 0.3% for the three and nine months ended June 28, 2025, respectively. The Company's revenues are therefore subject to significant concentration risk.

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
In connection with the Business Combination Agreement, the Company, Newco and Hulu entered into a Tax Receivables Agreement (the “TRA”) which, among other things, obligates the Company to pay Hulu (a) a percentage of the benefit realized from the use of certain historic net operating loss carryforwards (“NOLs”) in an amount equal to the lesser of (i) 70% and (ii) Hulu’s ownership percentage of Newco as of the date the NOL is utilized, and (b) 70% of (i) the total tax benefit that the Company realizes as a result of increases in tax basis in Newco’s assets resulting from future redemptions or exchanges of Newco Units for Class A Common Stock (or cash), and (ii) certain other tax benefits attributable to payments made under the TRA. The Company does not expect to use any historical NOLs during the fiscal year ending September 30, 2026. Thus, no TRA liability has been recorded on the condensed consolidated balance sheet as of June 30, 2026.

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
The following table presents the calculation of basic net loss per share (in thousands, except shares and per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Numerator:
Net loss	$(25,711)	$(38,019)	$(50,981)	$(117,520)
Less: net loss attributable to non-controlling interest	17,487	—	34,680	—
Net loss attributable to common shareholders	(8,224)	(38,019)	(16,301)	(117,520)
Denominator:
Weighted-average common shares outstanding	32,758,090	—	31,055,542	—

Basic and diluted net loss per share	$(0.25)		$(0.52)
The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Stock options	1,298,979	—	1,298,979	—
Unvested restricted stock units	2,873,005	—	2,873,005	—
Convertible notes variable settlement feature	3,855,540	—	3,855,540	—
Total	8,027,524	—	8,027,524	—

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740): Improvements to Income Tax Disclosures, requires incremental disclosures within the income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The new guidance is applicable for annual periods beginning with the Company's fiscal year ending September 30, 2026.
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
The Company had cash and cash equivalents and restricted cash of $236.4 million, working capital of $4.0 million and an accumulated deficit of $16.3 million as of June 30, 2026. During the nine months ended June 30, 2026, the Company generated a net loss of $51.0 million.
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
Note 4 – Business Combination
The consummation of the Business Combination described in Note 1 has been accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the guidance of ASC 805, Business Combinations (“ASC 805”). ASC 805 requires that one of the combining entities be designated as the acquirer for accounting purposes. The Hulu Live Business has been determined to be the accounting acquirer. In identifying the Hulu Live Business as the accounting acquirer, management took into account the structure of the Business Combination, including the relative voting rights and the corporate governance structure of the combined company as of the Closing Date, the composition of Fubo’s board of directors and designation of certain senior management positions. The purchase price has been allocated to the fair value of the historical Fubo business's identifiable assets and liabilities as of the Closing Date, with the excess purchase price recorded as goodwill.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the final purchase price allocation to the identifiable assets acquired and liabilities assumed as of the Closing Date (in thousands):

Fair value of consideration transferred	$1,347,599
Estimated fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	261,909
Accounts receivable, net	77,715
Prepaid sports rights	25,978
Prepaid and other current assets	19,569
Property and equipment	5,698
Restricted cash	6,148
Intangible assets	456,193
Right-of-use assets	34,301
Other non-current assets	11,816
Accounts payable, accrued expenses, and other current liabilities	(340,072)
Deferred revenue	(99,575)
Convertible notes - current	(144,765)
Long-term borrowings - current portion	(696)
Lease liabilities - current	(2,799)
Convertible notes - non-current	(237,379)
Deferred tax liabilities	(1,211)
Lease liabilities - non-current	(31,502)
Other long-term liabilities	(11,977)
Total estimated fair value of net assets acquired	29,351

Estimated goodwill	1,318,248
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Pro Forma Financial Information
The following table presents the unaudited pro forma results of operations as if the Business Combination had occurred as of October 1, 2024:

	Three Months Ended	Nine Months Ended
	June 28, 2025	June 30, 2026	June 28, 2025
Pro forma revenue	$1,483,785	$4,738,701	$4,636,540
Pro forma net (loss) income	$(71,970)	$(78,305)	$(81,773)
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
Note 5 - Revenue from Contracts with Customers
Disaggregated Revenue
Related party revenue is all generated in the United States. The following tables summarize subscription revenue and advertising revenue by region:
Subscription and Advertising

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
United States and Canada (North America)	$401,560	$—	$1,219,772	$—
Rest of world	7,787	—	21,914	—
Total subscription and advertising revenues	$409,347	$—	$1,241,686	$—
Contract Balances
For the three and nine months ended June 30, 2026 and June 28, 2025, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed consolidated balance sheets as of June 30, 2026 and September 27, 2025.
The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for subscription services. As of June 30, 2026, the Company’s contract liabilities totaled approximately $71.3 million and are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. The majority of the deferred revenue is expected to be recognized as revenue within the next month. The remaining deferred revenue balance is expected to be recognized as revenue within the next twelve months. There were no contract liabilities outstanding at September 27, 2025.
Transaction Price Allocated to Remaining Performance Obligations
The Company does not disclose the transaction price allocated to remaining performance obligations since subscription and advertising contracts have an original expected term of one year or less.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Property and Equipment, Net
The table below summarizes the Company’s property and equipment, net (in thousands):

	Useful Life (Years)	June 30, 2026	September 27, 2025
Furniture and fixtures	5	$409	$—
Computer equipment	3-5	3,810	—
Leasehold improvements	Term of lease	2,522	—
		6,741	—
Less: Accumulated depreciation		(1,023)	—
Total property and equipment, net		$5,718	$—
Depreciation expense totaled approximately $0.4 million and $1.0 million for the three and nine months ended June 30, 2026, respectively. There was no depreciation expense recorded during the three and nine months ended June 28, 2025.
Note 7 – Intangible Assets and Goodwill
Intangible Assets
The tables below summarize the Company’s intangible assets (in thousands):

	Useful Life (Years)	Weighted Average Remaining Life (Years)	June 30, 2026
			Intangible Assets	Accumulated Amortization	Net Balance
Trade names	8	7.3	112,400	(9,367)	103,033
Customer relationships - streaming	2	1.3	145,600	(48,533)	97,067
Customer relationships - advertising	2	1.3	19,800	(6,600)	13,200
Capitalized internal use software	3	1.7	28,266	(9,230)	19,036
Developed technology	5	4.3	155,000	(20,667)	134,333
Software licenses	5	2.4	3,171	(704)	2,467
Total			$464,237	$(95,101)	$369,136
The intangible assets are being amortized over their respective original useful lives, which range from two to eight years.
The Company recorded amortization expense related to the above intangible assets of approximately $35.8 million and $95.4 million for the three and nine months ended June 30, 2026, respectively. There was no amortization expense recorded during the three and nine months ended June 28, 2025.
There were no intangible assets outstanding at September 27, 2025.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The estimated future amortization expense associated with intangible assets, net is as follows (in thousands):

Fiscal Year Ending September 30,	Future Amortization
2026	$35,793
2027	137,843
2028	57,934
2029	46,574
2030	45,088
Thereafter	45,904
Total	$369,136
Goodwill
The following table is a summary of the changes to goodwill for the nine months ended June 30, 2026 (in thousands):

Balance - September 27, 2025	$1,296,000
Fubo purchase accounting	1,318,248
Balance - June 30, 2026	$2,614,248
The Company tests goodwill for impairment at the reporting unit level on an annual basis on July 1 for each fiscal year or more frequently if triggering events indicate a possible impairment. Since the Closing Date of the Business Combination, the Company experienced significant decreases in its stock price and market capitalization. During the period ended March 31, 2026, the Company determined that the decreases in its stock price and market capitalization represented a triggering event. As a result, the Company engaged an independent valuation specialist to conduct a quantitative interim impairment test of its goodwill as of March 31, 2026, employing both the income approach (discounted cash flow) and market approach. In completing the quantitative impairment test, the Company compared the reporting unit’s fair value, primarily based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The estimates of future discounted cash flows involve considerable management judgment and are based upon certain significant assumptions including the weighted average cost of capital as well as projected EBITDA, which includes assumptions related to revenue growth rates and operating expenses. The weighted average cost of capital and long-term growth rate used to determine the fair value of the reporting unit were 13.0% and 3.0%, respectively. Based on the interim impairment assessment, the Company concluded that the estimated fair value of the reporting unit exceeded its carrying value by approximately 3.6% and the Company concluded no impairment was warranted.
During the three months ended June 30, 2026, the Company determined that there were no triggering events that would require the Company to perform an interim impairment analysis.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Accounts Payable, Accrued Expenses, Related party and Other Long-term Liabilities
Accounts payable, accrued expenses, related party current liabilities and other long-term liabilities are presented below (in thousands):

	June 30, 2026	September 27, 2025
Affiliate fees	$719,650	$387,329
Broadcasting and transmission	7,371	—
Selling and marketing	36,620	—
Accrued compensation	8,290	—
Legal and professional fees	3,828	—
Income tax payable	1,823	—
Sales tax	18,302	—
Guaranteed liabilities	9,994	—
Accrued interest	5,249	—
Subscriber related	2,474	—
Other	8,830	—
Total	$822,431	$387,329
Note 9 – Income Taxes
The following table presents income tax provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Income tax provision	(728)	—	(1,438)	—
Effective tax rate	(2.91)%	—%	(2.90)%	—%
During the three and nine months ended June 30, 2026, the Company recorded an income tax provision of $0.7 million and $1.4 million, respectively. The effective tax rate was (2.91)% and (2.90)% on a pre-tax loss of $25.0 million and $49.5 million during the three and nine months ended June 30, 2026, respectively. The effective tax rate differs from the U.S. Statutory rate of 21% as no tax benefit was provided on current year operating losses primarily due to valuation allowances recorded against the Company’s net deferred tax assets. Although the Company has a pre-tax loss, the Company recorded a tax expense primarily related to foreign and certain U.S. state and local jurisdictions resulting in a negative effective tax rate.
During the three and nine months ended June 28, 2025, the effective tax rate was 0.00% on pre-tax loss of $38.0 million and $117.5 million, respectively. The effective tax rate differs from the U.S. Statutory rate of 21% because the Hulu Live Business was part of Hulu, which was a non-taxable partnership through June 27, 2025. Therefore, no income tax was allocated to the Hulu Live Business when prepared on a carve out basis for the three and nine months ended June 28, 2025.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 10 – Debt
The Company's debt consists of the following (in thousands, except stated interest rate):

Note	Stated Interest Rate	Principal Balance	Debt Premium	June 30, 2026
2029 Convertible Notes	7.5%	$177,506	$47,447	$224,953
Note payable - related party	4.2%	145,000		145,000
Long-term borrowings - current portion	2.25%	342	—	342
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
As previously disclosed, the closing of the Business Combination constituted a fundamental change under the indenture governing our 2029 Convertible Notes, triggering our delivery of a notice to holders of 2029 Convertible Notes regarding their fundamental change repurchase right (the “2029 Notes Tender Offer”). The Tender Offer expired on January 6, 2026 at 5:00 p.m. New York City time (the “2029 Notes Expiration Time”). As of the 2029 Notes Expiration Time, none of the outstanding 2029 Convertible Notes were surrendered for repurchase pursuant to the 2029 Notes Tender Offer. As of June 30, 2026, the aggregate principal amount of 2029 Convertible Notes outstanding is approximately $177.5 million, which will mature on February 15, 2029, unless earlier repurchased or converted.
During the nine months ended June 30, 2026, the Company paid approximately $6.7 million of interest expense in connection with the 2029 Convertible Notes. No interest expense was paid during the three months ended June 30, 2026.
During the three and nine months ended June 30, 2026, the Company recorded amortization income of $4.7 million and $12.4 million, respectively, included in amortization of debt premium, net in the condensed consolidated statements of operations and comprehensive loss.
The fair value (Level 2) of the 2029 Convertible Notes was $175.1 million as of June 30, 2026.
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
During the three and nine months ended June 30, 2026, the Company paid $1.5 million and $2.7 million, respectively, in interest expense related to the Disney Note.
As discussed in Note 3, the proceeds from the Disney Note were used to repay $144.8 million of outstanding principal and approximately $2.0 million of interest expense on the 2026 Convertible Notes.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 11 – Fair Value Measurements
The Company’s assets measured at fair value on a recurring basis consisted of the following (in thousands):

	Fair value measured at June 30, 2026
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets at fair value:
Cash and cash equivalents
Money market securities and time deposits	$206,725	$—	$—	$206,725
Total financial assets at fair value	$206,725	$—	$—	$206,725
There were no assets measured at fair value as of September 27, 2025.
There were no liabilities measured at fair value as of June 30, 2026 and September 27, 2025. See Note 2 - Fair Value Estimates.
Note 12 – Equity-Based Compensation
Stock-Based Compensation
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Subscriber related expenses	$66	$—	$180	$—
Sales and marketing	2,422	—	7,774	—
Technology and development	2,213	—	6,779	—
General and administrative	4,776	—	17,626	—
Total stock-based compensation expense	$9,477	$—	$32,359	$—
Equity Incentive Plans
On April 1, 2020, Fubo's board of directors approved the establishment of the 2020 Equity Incentive Plan, as subsequently amended (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants. As of June 30, 2026, there are 1,334,954 shares available for future issuance under the 2020 Plan.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On August 3, 2022, August 7, 2023, August 5, 2024 and August 8, 2025, Fubo's board of directors adopted the 2022 Employment Inducement Equity Incentive Plan ("2022 Plan"), the 2023 Employment Inducement Equity Incentive Plan ("2023 Plan"), the 2024 Employment Inducement Equity Incentive Plan ("2024 Plan") and the 2025 Employment Inducement Equity Incentive Plan (the “2025 Plan” and, collectively, the "Inducement Plans"), respectively, in each case without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The Inducement Plans provide for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and their terms are substantially similar to the 2020 Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment. As of June 30, 2026, there are no shares available for future issuance under the 2022 Plan, 2023 Plan and 2024 Plan, and there are 243,806 shares available for future issuance under the 2025 Plan.
Time-Based Stock Options
A summary of time-based stock option activity for the nine months ended June 30, 2026 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of September 27, 2025	—	$—	$—	N/A
Assumed from Fubo	655,138	$90.56	$2,755	3.9
Exercised	(13,719)	$7.51
Forfeited or expired	(55,216)	$122.70
Outstanding as of June 30, 2026	586,203	$89.48	$2	3.9

Options vested and exercisable as of June 30, 2026	572,949	$91.21	$2	3.5
There were no options granted during the three and nine months ended June 30, 2026 and June 28, 2025.
As of June 30, 2026, the estimated value of unrecognized stock-based compensation expense related to unvested options was approximately $0.1 million to be recognized over a weighted average period of 0.7 years.
Market and Service Condition Based Stock Options
A summary of activity under the 2020 Plan for market and service-based stock options for the nine months ended June 30, 2026 is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of September 27, 2025	—	$—	$—	N/A
Assumed from Fubo	371,110	$153.00	$—	1.8
Outstanding as of June 30, 2026	371,110	$153.00	$—	1.2

Options vested and exercisable as of June 30, 2026	371,110	$153.00	$—	1.2
There were no market and service-based options granted during the nine months ended June 30, 2026 and June 28, 2025.
As of June 30, 2026, there was no unrecognized stock-based compensation expense for market and service-based stock options.

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Performance-Based Stock Options
On October 8, 2020, the Company granted David Gandler, the Company’s former Chief Executive Officer, a performance stock option to purchase 341,666 shares of common stock, with an exercise price of $120.00, subject to the achievement of certain predetermined performance goals. On April 20, 2023, the Company amended the award to modify the vesting conditions with respect to the 273,333 options that remained unvested as of the amendment date (the "Amended Options"), which became eligible to vest on February 20, 2026 (the "Vesting Date") subject to the achievement of certain amended performance goals. In connection with the Business Combination, the Amended Options were earned at the target performance level and vested on the Vesting Date. Compensation cost related to the Amended Options is recognized over the requisite service period for the amended award beginning on the amendment date and ending on the Vesting Date based on the probability of achievement of the Performance Criteria. The fair value of the Amended Options as of the amendment date totaled $1.2 million. The Amended Options are subject to acceleration upon certain events and conditions, including a change of control and qualifying terminations, and upon death, disability, and certain “good leaver” circumstances.
Time-Based Restricted Stock Units
A summary of the Company’s time-based restricted stock unit activity during the nine months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	2,887,103	$31.18
Granted	371,167	$43.85
Vested	(881,843)	$36.23
Forfeited or expired	(70,696)	$29.35
Unvested at June 30, 2026	2,305,731	$31.34
During the nine months ended June 30, 2026, the Company granted 371,167 time-based restricted stock units. The fair value of restricted stock units is measured based on their fair value at grant date which totaled approximately $16.3 million.
As of June 30, 2026, the unrecognized stock-based compensation expense related to time-based restricted stock units totaled $54.7 million to be recognized over a weighted average period of 2.4 years and had an aggregate intrinsic value of approximately $21.2 million.
Performance-Based Restricted Stock Units ("PRSUs")
A summary of the Company’s performance-based restricted stock unit activity during the nine months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	357,915	$58.14
Granted	129,689	$44.28
Vested	(29,062)	$37.75
Unvested at June 30, 2026	458,542	$55.51

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended June 30, 2026, the Company granted an aggregate of 129,689 PRSUs with a grant date fair value of $5.7 million to certain executives. Compensation cost related to the target PRSUs will be recognized over the requisite service period.
During the three and nine months ended June 30, 2026, the Company recognized aggregate stock-based compensation expense of $1.1 million and $4.2 million respectively, related to these PRSUs. As of June 30, 2026, aggregate unrecognized stock-based compensation related to these PRSUs totaled $5.1 million.
There was no stock-based compensation expense related to the PRSUs recognized during the three and nine months ended June 28, 2025.
Market and Service Condition Based Restricted Stock Units
A summary of the Company’s market and service-based restricted stock unit activity during the nine months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 27, 2025	—	N/A
Assumed from Fubo	108,732	$33.76
Unvested at June 30, 2026	108,732	$33.76
During the nine months ended June 30, 2026, there were no market and service condition based restricted stock units granted. Compensation cost related to the market and service condition based restricted stock units will be recognized over the requisite service period.
During the three and nine months ended June 30, 2026, the Company recognized $0.3 million and $0.8 million respectively, of the stock-based compensation expense related to market and service-based restricted stock units. As of June 30, 2026, aggregate unrecognized stock-based compensation related to these restricted stock units totaled $2.4 million.
Note 13 – Commitments and Contingencies
Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Operating leases
Operating lease cost	$1,324	$—	$3,530	$—
Other lease cost	80	—	253	—
Operating lease expense	1,404	—	3,783	—
Short-term lease rent expense	944	—	2,396	—
Total rent expense	$2,348	$—	$6,179	$—

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases were as follows (in thousands, except term and discount rate):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Operating cash flows from operating leases	$1,233	$—	$3,289	$—
Right of use assets exchanged for operating lease liabilities assumed from Fubo	$—	$—	$34,301	$—
Weighted average remaining lease term - operating leases	9.2	N/A	9.2	N/A
Weighted average discount rate - operating leases	6.8%	N/A	6.8%	N/A
As of June 30, 2026, future minimum payments for the operating leases are as follows (in thousands):

Fiscal Year Ending September 30,	Future payments
2026	$1,234
2027	4,967
2028	4,400
2029	4,403
2030	4,403
Thereafter	24,031
Total	43,438
Less present value discount	(10,993)
Operating lease liabilities	$32,445
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements and various sports right agreements to obtain programming rights to certain live sporting events where the Company is obligated to make future payments under these contracts as follows (in thousands):

Fiscal Year Ending September 30,	Future payments
2026	$19,098
2027	28,002
2028	8,808
2029	3,563
2030	3,613
Thereafter	6,438
Total	$69,522
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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs, FuboTV Media, and DISH filed notices of appeal and those appeals are pending. In November 2025, the PTAB issued its final written decisions on the IPRs for the remaining three patents, holding all claims of all three patents unpatentable. In December 2025, DISH filed petitions for Director Review of these three decisions, which FuboTV Media opposed. In March 2026, DISH’s petitions for Director Review were all denied, and DISH filed notices of appeal for the remaining three patents. Those appeals are pending. On June 30, 2026, DISH filed a voluntary petition for bankruptcy relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532. On July 28, 2026, DISH filed notices of its bankruptcy filing in the appeals of the IPR decisions. The Federal Circuit subsequently stayed the appeals pending further notice from the court.
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

FuboTV Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
DISH Network L.L.C. vs. FuboTV Inc. and FuboTV Media
On January 2, 2026, in connection with existing breach of contract litigation brought in the Southern District of New York by Disney against DISH Network L.L.C. (“DISH LLC”), DISH LLC asserted antitrust counterclaims naming FuboTV Inc. and FuboTV Media, along with Disney and other Disney-affiliated companies, as counterclaim defendants. The counterclaims against the Fubo entities assert violations of Section 1 of the Sherman Act and Section 7 of the Clayton Act based on Disney’s acquisition of a controlling share of Fubo. The counterclaims against Fubo seek, inter alia, injunctive relief in the form of the unwinding of Disney’s acquisition of a controlling share of Fubo, as well as monetary damages. On February 20, 2026, Fubo and Disney jointly moved to dismiss DISH LLC’s counterclaims. DISH LLC filed amended counterclaims on March 13, 2026, and Fubo and Disney moved to dismiss the amended counterclaims on March 27, 2026. Briefing on the motion to dismiss was completed on April 24, 2026. The Court stayed discovery on the antitrust counterclaims pending resolution of the motion to dismiss. On June 30, 2026, DISH LLC filed a voluntary petition for bankruptcy relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532. On July 14, 2026, the Court stayed the entire action pending resolution of the underlying bankruptcy proceeding.
At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.
Adeia Media Holdings Inc. vs. FuboTV Inc.
On July 1, 2026, Adeia Media Holdings Inc (“Adeia”) filed a complaint against the Company in the District of Delaware alleging that the Company infringes four of Adeia’s patents in connection with the Company’s streaming services, and seeking damages and injunctive relief. On July 20, 2026, Adeia and the Company jointly filed a stipulation and proposed order extending the Company’s deadline to respond to the complaint from July 22, 2026 to September 21, 2026. On July 20, 2026, the court entered an order granting the stipulated extension and setting September 21, 2026 as the new deadline for the Company to respond.
At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying related notes included in this Quarterly Report, the audited combined financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Fubo and the Hulu Live Business included in the HL Business Closing 8-K. The historical financial results and information presented below reflect the Hulu Live Business prepared on a carve-out basis for periods prior to the consummation of the Business Combination. As a result, the historical results of the Hulu Live Business are not necessarily comparable to the results of the combined company following the Business Combination. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
As a result, the financial results and information included herein for the nine month periods ended June 30, 2026 reflects (x) the results of the Hulu Live Business prepared on a carve-out basis for the period from September 28, 2025 through October 28, 2025, and excludes Fubo’s results for this period, and (y) the results of combined Fubo and Hulu Live businesses for the period from October 29, 2025 through June 30, 2026. The financial results and information for all historical periods presented herein reflect the results of the Hulu Live Business prepared on a carve-out basis and excludes the results of the historical Fubo business. Therefore, the historical results of the Hulu Live Business are not necessarily comparable to the results of the Company following the Business Combination.
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
Segments
We have one operating segment as of June 30, 2026, the streaming business.

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

Content Acquisition and Renewal
Our ability to compete successfully will depend, among other things, on our ability to obtain and package desirable content and deliver it to our subscribers at competitive prices. The addition or loss of popular content or channels, including our ability to enter into new content deals or negotiate renewals with our content providers on terms that are favorable to us, or at all, could affect our results and our ability to grow our business. Content costs represent the majority of our “Subscriber related expenses” and the largest component of our total operating expenses. We have seen an increase in these costs in recent periods. As a result, the renewal of long-term content contracts may be on less favorable pricing terms in the future, which could pressure our margins if we are unable to pass these increased programming costs on to our subscribers. In addition, as content providers bring to market their own direct-to-consumer ("DTC") streaming services, including the simulcasting and/or exclusive distribution of sporting events, the differentiated value proposition offered by our services may diminish. Moreover, if current or future content partners refuse to grant our subscribers access to stream certain channels, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operations.
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
Other income (expense)
Other income (expense) primarily consists of gains and losses in extinguishment of debt, interest income, interest expense and financing costs on our outstanding borrowings, gains and losses on settlement of litigation, and amortization of debt premium and discount.
Income tax benefit (provision)
The income tax benefit (provision) is driven by the change in deferred tax assets and liabilities and resulting change in valuation allowance.

Results of Operations for the Three and Nine Months Ended June 30, 2026 and June 28, 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Revenues
Subscription	$300,403	$—	$939,651	$—
Related party	1,067,851	1,071,001	3,349,734	3,296,132
Advertising	108,944	—	302,035	—
Other	4,516	2,794	12,849	9,131
Total revenues	1,481,714	1,073,795	4,604,269	3,305,263
Operating expenses
Subscriber related expenses	816,867	496,221	2,717,088	1,492,313
Subscriber related expenses - related party	547,820	574,780	1,521,090	1,803,819
Broadcasting and transmission	9,141	—	27,293	—
Sales and marketing	59,245	1,184	176,579	5,408
Technology and development	20,900	—	55,291	—
General and administrative	18,111	39,629	66,479	121,243
Depreciation and amortization	36,227	—	96,467	—
Total operating expenses	1,508,311	1,111,814	4,660,287	3,422,783
Operating loss	(26,597)	(38,019)	(56,018)	(117,520)

Other income (expense)
Interest expense, net	(2,988)	—	(7,245)	—
Amortization of debt premium, net	4,674	—	12,438	—
Other income (expense)	(72)	—	1,282	—
Total other income (expense)	1,614	—	6,475	—

Loss before income taxes	(24,983)	(38,019)	(49,543)	(117,520)
Income tax provision	(728)	—	(1,438)	—
Net loss	(25,711)	(38,019)	(50,981)	(117,520)

Revenue, net
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized revenues of $1,481.7 million compared to $1,073.8 million during the three months ended June 28, 2025. The increase of $407.9 million was primarily due to an increase in subscription revenue of $300.4 million from the Fubo Services as a result of the Business Combination and an increase in advertising revenue of $108.9 million partially offset by a decrease in related party revenue of $3.2 million. There was no subscription revenue during the three months ended June 28, 2025. The decrease in related party revenue was primarily due to a decrease in carriage fees. The increase in advertising revenue is primarily due to the addition of advertising revenue from both the Fubo Services and Hulu Live Service. There was no advertising revenue recognized during the three months ended June 28, 2025.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized revenues of $4,604.3 million compared to $3,305.3 million during the nine months ended June 28, 2025. The increase of $1,299.0 million was primarily due to an increase in subscription revenue of $939.7 million from the Fubo Services as a result of the Business Combination, an increase in advertising revenue of $302.0 million and an increase in related party revenue of $53.6 million from the Hulu Live Service. There was no subscription revenue during the nine months ended June 28, 2025. The increase in related party revenue was primarily due to an increase in carriage fees. The increase in advertising revenue is primarily due to the addition of advertising revenue from both the Fubo Services and Hulu Live Service. There was no advertising revenue recognized during the nine months ended June 28, 2025.
Subscriber related expenses
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized subscriber related expenses of $1,364.7 million compared to $1,071.0 million during the three months ended June 28, 2025. The increase of $293.7 million was primarily due to the addition of program license fees from the Fubo Services as a result of the Business Combination and an increase in program license fees on the Hulu Live Service due to an increase in program license contractual rates.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized subscriber related expenses of $4,238.2 million compared to $3,296.1 million during the nine months ended June 28, 2025. The increase of $942.0 million was primarily due to the addition of program license fees from the Fubo Services as a result of the Business Combination and an increase in program license fees on the Hulu Live Service due to an increase in program license contractual rates.
Broadcasting and transmission
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized broadcasting and transmission expenses of $9.1 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized broadcasting and transmission expenses of $27.3 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.

Sales and marketing
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized sales and marketing expenses of $59.2 million compared to $1.2 million during the three months ended June 28, 2025. The increase of $58.1 million was primarily due to sales and marketing expenses from the Fubo Services as a result of the Business Combination.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized sales and marketing expenses of $176.6 million compared to $5.4 million during the nine months ended June 28, 2025. The increase of $171.2 million was primarily due to sales and marketing expenses from the Fubo Services as a result of the Business Combination.
Technology and development
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized technology and development expenses of $20.9 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized technology and development expenses of $55.3 million from the Fubo Services as a result of the Business Combination. There are no comparable results in the prior period.
General and Administrative
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, general and administrative expenses totaled $18.1 million, compared to $39.6 million during the three months ended June 28, 2025. The decrease of $21.5 million was primarily due to the absence of certain expense allocations from Disney and Hulu following the closing of the Business Combination, offset by an increase in expenses from Fubo during the three months ended June 30, 2026.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, general and administrative expenses totaled $66.5 million, compared to $121.2 million during the nine months ended June 28, 2025. The decrease of $54.8 million was primarily due to the absence of certain expense allocations from Disney and Hulu following the closing of the Business Combination, offset by an increase in expenses from Fubo during the nine months ended June 30, 2026.
Depreciation and amortization
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized depreciation and amortization expenses of $36.2 million. There are no comparable results in the prior period.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized depreciation and amortization expenses of $96.5 million. There are no comparable results in the prior period.

Other Income (Expense)
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized $1.6 million of other income, net. There are no comparable results in the prior period.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized $6.5 million of other income, net. There are no comparable results in the prior period.
Income tax provision
Three Months Ended June 30, 2026 and June 28, 2025
During the three months ended June 30, 2026, we recognized an income tax provision of $0.7 million. There are no comparable results in the prior year.
Nine Months Ended June 30, 2026 and June 28, 2025
During the nine months ended June 30, 2026, we recognized an income tax provision of $1.4 million. There are no comparable results in the prior year.
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
We had 5.75 million and 5.63 million Total Subscribers in the United States and Canada ("North America" or "NA") as of June 30, 2026 and June 28, 2025, respectively, and 0.356 million and 0.349 million Total Subscribers in the remaining territories in which the Company operates ("Rest of World" or "ROW") as of June 30, 2026 and June 28, 2025, respectively.

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
Our Gross Profit was $107.9 million and $2.8 million for the three months ended June 30, 2026 and June 28, 2025, respectively. Our Gross Margin was 7.3% and 0.3% for the same periods, respectively.
Our Gross Profit was $338.8 million and $9.1 million for the nine months ended June 30, 2026 and June 28, 2025, respectively. Our Gross Margin was 7.4% and 0.3% for the same periods, respectively.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 13 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our cash commitments and contractual obligations as of June 30, 2026, including lease obligations and sponsorship agreements.
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
In January 2026, the proceeds of the Facility were used to repay the majority of our convertible senior notes due 2026 (the "2026 Convertible Notes"). The remainder of the approximately $4.6 million aggregate principal amount of the 2026 Convertible Notes were paid on February 15, 2026, the maturity date. As of June 30, 2026, the aggregate principal amount of our convertible senior secured notes due 2029 (the "2029 Convertible Notes") outstanding is approximately $177.5 million, which will mature on February 15, 2029, unless earlier repurchased or converted.
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

As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $236.4 million. Based on our current outlook, we expect to primarily use our cash and cash equivalents, and cash flows from operations, to fund our operations. However, our future capital requirements will depend on many factors, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report. We therefore may from time to time seek to raise additional capital, to, among other things, fund tax distributions under the Newco Operating Agreement, payments under the Tax Receivables Agreement with Newco and Hulu, if necessary, the redemption right held by Hulu that it may exercise from time to time (should we elect to exchange their Class B Common Stock for a cash payment), repurchases of our debt or equity securities or, if a change in market conditions or other circumstances impacts our current outlook and/or liquidity needs, to fund our operating plan. We also may raise capital from time to time to strengthen our balance sheet and enhance our liquidity. In addition, we may seek to repurchase, refinance or restructure our outstanding debt securities prior to their maturity in one or more transactions, which may involve the payment of cash or the issuance of additional debt or equity securities.
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
Cash Flows (in thousands):

	Nine Months Ended
	June 30, 2026	June 28, 2025
Continuing operations:
Net cash used in operating activities	$(417,093)	$(127,703)
Net cash provided by investing activities	258,946	—
Net cash provided by financing activities	394,575	127,703
Net increase (decrease) in cash, cash equivalents and restricted cash	$236,428	$—
Operating Activities
Net cash used in operating activities was $417.1 million during the nine months ended June 30, 2026 compared to net cash used in operating activities of $127.7 million during the nine months ended June 28, 2025. The change was primarily driven by the operating activities of the Fubo Services as a result of the Business Combination.

Investing Activities
Net cash provided by investing activities was $258.9 million during the nine months ended June 30, 2026. The change was primarily driven by cash received of $268.1 million from legacy Fubo as a result of the Business Combination. There were no investing activities during the nine months ended June 28, 2025.
Financing Activities
Net cash provided by financing activities was $394.6 million during the nine months ended June 30, 2026 compared to net cash provided by financing activities of $127.7 million during the nine months ended June 28, 2025. The change was primarily driven by an increase in net contribution from Disney for the period prior to the Closing Date and note payable - related party, partially offset by the repayment of convertible notes.
Off-Balance Sheet Arrangements
As of June 30, 2026, there were no off-balance sheet arrangements.
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

Since the Closing Date of the Business Combination, the Company experienced significant decreases in its stock price and market capitalization. During the period ended March 31, 2026, the Company determined that the decreases in its stock price and market capitalization represented a triggering event. As a result, the Company engaged an independent valuation specialist to conduct a quantitative interim impairment test of its goodwill as of March 31, 2026, employing both the income approach (discounted cash flow) and market approach. In completing the quantitative impairment test, the Company compared the reporting unit’s fair value, primarily based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The estimates of future discounted cash flows involve considerable management judgment and are based upon certain significant assumptions including the weighted average cost of capital as well as projected EBITDA, which includes assumptions related to revenue growth rates and operating expenses. The weighted average cost of capital and long-term growth rate used to determine the fair value of the reporting unit were 13.0% and 3.0%, respectively. Based on the interim impairment assessment, the Company concluded that the estimated fair value of the reporting unit exceeded its carrying value by approximately 3.6% and the Company concluded no impairment was warranted.
During the three months ended June 30, 2026, the Company determined that there were no triggering events that would require the Company to perform an interim impairment analysis.
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
There were no stock options granted during the nine months ended June 30, 2026.
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
Interest Rate Risk
As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $236.4 million. Our cash equivalents are generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate. In addition, as of June 30, 2026, we had $322.8 million of outstanding indebtedness on a consolidated basis which included $177.5 million of 2029 Convertible Notes, $145.0 million of notes payable - related party and other notes outstanding with an aggregate principal of approximately $0.3 million. Our indebtedness bears interest at a fixed rate. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2026, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for approximately 0.5% and 0.5% of the consolidated amount for the three and nine months ended June 30, 2026, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. Our most significant currency exchange rate exposures are euro and Canadian dollar. As of June 30, 2026, a hypothetical 10% weakening of the euro and Canadian dollar relative to the U.S. dollar would not have resulted in a material impact on our consolidated financial statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2024, DISH filed a motion for leave to file a First Amended Complaint to assert more claims. The district court granted this motion on May 21, 2024, and denied-as-moot FuboTV Media’s motion to dismiss. FuboTV Media also filed petitions for inter partes review (“IPR”) on all the asserted patents, five of which relate to patents for which the United States Patent Trial and Appeal Board (“PTAB”) instituted proceedings in April 2024, and issued its final written decisions holding the majority of the challenged claims unpatentable in April 2025. The lead Petitioner in these IPRs requested rehearing and DISH requested Director Review of these decisions, both of which were denied in October 2025 and August 2025, respectively. The lead Petitioner in these IPRs, FuboTV Media, and DISH filed notices of appeal and those appeals are pending. In November 2025, the PTAB issued its final written decisions on the IPRs for remaining three patents, holding all claims of all three patents unpatentable. In December 2025, DISH filed petitions for Director Review of these three decisions, which FuboTV Media opposed. In March 2026, DISH’s petitions for Director Review were all denied, and DISH filed notices of appeal for the remaining three patents. Those appeals are pending. On June 30, 2026, DISH filed a voluntary petition for bankruptcy relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532. On July 28, 2026, DISH filed notices of its bankruptcy filing in the appeals of the IPR decisions. The Federal Circuit subsequently stayed the appeals pending further notice from the court.
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
DISH Network L.L.C. vs. FuboTV Inc. and FuboTV Media
On January 2, 2026, in connection with existing breach of contract litigation brought in the Southern District of New York by Disney against DISH Network L.L.C. (“DISH LLC”), DISH LLC asserted antitrust counterclaims naming FuboTV Inc. and FuboTV Media, along with Disney and other Disney-affiliated companies, as counterclaim defendants. The counterclaims against the Fubo entities assert violations of Section 1 of the Sherman Act and Section 7 of the Clayton Act based on Disney’s acquisition of a controlling share of Fubo. The counterclaims against Fubo seek, inter alia, injunctive relief in the form of the unwinding of Disney’s acquisition of a controlling share of Fubo, as well as monetary damages. On February 20, 2026, Fubo and Disney jointly moved to dismiss DISH LLC’s counterclaims. DISH LLC filed amended counterclaims on March 13, 2026, and Fubo and Disney moved to dismiss the amended counterclaims on March 27, 2026. Briefing on the motion to dismiss was completed on April 24, 2026. The Court stayed discovery on the antitrust counterclaims pending resolution of the motion to dismiss. On June 30, 2026, DISH LLC filed a voluntary petition for bankruptcy relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532. On July 14, 2026, the Court stayed the entire action pending resolution of the underlying bankruptcy proceeding.

The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

Adeia Media Holdings Inc. vs. FuboTV Inc.
On July 1, 2026, Adeia Media Holdings Inc (“Adeia”) filed a complaint against the Company in the District of Delaware alleging that the Company infringes four of Adeia’s patents in connection with the Company’s streaming services, and seeking damages and injunctive relief. On July 20, 2026, Adeia and the Company jointly filed a stipulation and proposed order extending the Company’s deadline to respond to the complaint from July 22, 2026 to September 21, 2026. On July 20, 2026, the court entered an order granting the stipulated extension and setting September 21, 2026 as the new deadline for the Company to respond.
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
As of June 30, 2026, we had $322.8 million of outstanding indebtedness on a consolidated basis which included $177.5 million of 2029 Convertible Notes, $145.0 million of debt from Disney and other notes outstanding with an aggregate principal of approximately $0.3 million. In January 2026, we and an affiliate of Disney entered into a promissory note (the "Disney Note") pursuant to which such affiliate provided us with $145.0 million of indebtedness in the form of a senior unsecured term loan. Additionally, the terms of the 2029 Notes Indenture allow for interest payments on the 2029 Convertible Notes to be paid in kind. If we choose to pay interest on the 2029 Convertible Notes in kind, the aggregate principal amount of 2029 Convertible Notes outstanding will increase.
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
Our business, financial condition, and results of operations are also impacted by changes in the distribution strategy by the various content providers on our platform. This also impacts our ability to accurately forecast subscriber growth and revenue. Some of these changes may include the simulcasting and/or exclusive streaming of content, including sporting events that traditionally were only broadcasted on linear Pay TV, on DTC “plus services” at generally lower prices. If current or future content partners refuse to grant our subscribers access to stream certain channels or sporting events, or make their content available on their own DTC platform or our competitors’ platforms, whether exclusively or at more attractive pricing, this could adversely affect our ability to acquire and retain subscribers, which could materially and adversely affect our business, financial condition and results of operation. In addition, Regional Sports Networks (“RSNs”) have been a significant driver of subscription growth for the historical Fubo business. Recently, certain RSNs have been experiencing financial challenges, which may impact their ability to maintain or enhance their sports programming and, in turn, could adversely affect our future subscriber growth and retention. If popular local sports programming, which has historically had limited carriage and distribution via RSNs, continues to shift to national broadcast networks and as a result continues to become more widely available on competitor platforms, including those that have not previously carried regionalized sports programming, it could adversely impact our ability to acquire this content, or to do so in cost-effective manner, or our ability to compete with current and new competitors.
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
Our business utilizes internally developed and third party artificial intelligence ("AI") and machine learning technologies, including in connection with offering interactive functionality on our platform. For example, in December 2021, we acquired Edisn LLC, an AI-powered computer vision platform with patent-pending video recognition technologies based in Bangalore, India. We are currently evaluating, and plan in the future to continue evaluating, the further investment in and/or use of artificial intelligence and machine learning technologies, including utilization by our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect our ability to effectively use such technologies, and therefore our business. If our AI tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train or refine them is incomplete, inadequate or biased in some way or is data to which we or the providers of such AI technologies do not have sufficient rights, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or standards or adversely affect our financial condition, business and reputation.
In addition to our proprietary AI technologies, we use AI technologies licensed from third parties in our business. Our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI technologies are used as a hosted service, any disruption, outage, loss, misuse or theft of information, including any confidential information, intellectual property, proprietary business information and personal information (collectively, “Confidential Information”), through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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
In the United States, there has been uncertainty regarding the applicable regulations that will apply to the development and use of AI technologies. In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox, and Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Moreover, various state AI laws and comprehensive state privacy laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regulate the use of automated decision-making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision-making. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes and financial services.
Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity is uncertain following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could adversely affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, increase our costs, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.
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
We believe that our future success is highly dependent on the talents and contributions of our executive team and other key employees, such as engineering, finance, legal, research and development, marketing, and sales personnel. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. We use equity awards to attract talented employees, but if the value of our Class A Common Stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.
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
For example, in the United States, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states, and such laws may increase our compliance costs and exposure to liability. These laws grant consumers certain rights with respect to their personal information, have notice obligations, and require consent in some circumstances, among other things. Other U.S. states are considering adopting similar laws and regulations and there remains increased interest at the federal level as well. In some cases, the enactment of such laws has conflicting requirements that makes compliance challenging.

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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications, our streaming platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of Confidential Information of subscribers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such Confidential Information. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance and security of our computer networks and information technology systems and those of third parties that we utilize in our operations.

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
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders and which may be used to create a “poison pill”; and
•newly created directorships will be filled as provided in the Certificate of Incorporation.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) On August 4, 2026, the Company and Alberto Horihuela, the Company’s Chief Operating Officer, entered into a transition agreement (the “Transition Agreement”). Under the Transition Agreement, Mr. Horihuela will continue to serve as the Company’s Chief Operating Officer through November 30, 2026. Effective December 1, 2026 (the “Transition Date”), Mr. Horihuela will provide continued services in the non-executive role of Founder Advisor through December 31, 2027, in which he will work closely with the Company’s Chief Executive Officer and management team, providing guidance on key strategic and other matters and supporting the transition of his duties.
Mr. Horihuela’s base salary and target bonus will remain unchanged through the Transition Date, at which time his base salary will be reduced to $173,581 and he will cease to be eligible for an annual bonus for any period of employment after that date. In consideration of his continued services as Founder Advisor, Mr. Horihuela will be eligible for a one-time payment and, to the extent the Company terminates his transition services other than for cause prior to December 31, 2027, continued payment of his base salary, any annual bonus to which he is entitled and equity award vesting through such date, subject to his execution of a general release of claims.
(b) None.
(c) On June 15, 2026, John Janedis, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,088 shares of the Company’s common stock until December 31, 2026.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Furnished/Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1#	Business Combination Agreement dated as of January 6, 2025, by and among fuboTV Inc., The Walt Disney Company and Hulu, LLC	8-K/A	001-39590	2.1	01/10/2025
3.1	Plan of Conversion of fuboTV Inc.	8-K	001-39590	3.1	10/29/2025

3.2	Articles of Conversion of fuboTV Inc., as filed with the Secretary of State of the State of Florida.	8-K	001-39590	3.2	10/29/2025
3.3	Certificate of Conversion of FuboTV Inc., as filed with the Secretary of State of the State of Delaware.	8-K	001-39590	3.3	10/29/2025
3.4	Certificate of Incorporation of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.4	10/29/2025
3.5	Bylaws of FuboTV Inc., dated October 29, 2025	8-K	001-39590	3.5	10/29/2025
3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39590	3.1	03/23/2026
3.7	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39590	3.1	07/29/2026
4.1	Indenture, dated as of January 2, 2024, among fuboTV Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39590	4.1	01/02/2024
4.2	Form of Note, representing fuboTV Inc.’s Convertible Senior Secured Notes due 2029 (included in Exhibit 4.1)	8-K	001-39590	4.2	01/02/2024
4.3	First Supplemental Indenture, dated as of October 29, 2025, by and among FuboTV Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and the guarantors named therein.	8-K	001-39590	4.2	10/29/2025
4.4	Form of Promissory Note	10-Q	001-39590	4.4	05/06/2026
10.1#	Release Agreement between the Company and David Gandler, dated July 9, 2026					*
10.2	Employment Agreement between the Company and Alisa Bowen, dated July 9, 2026	8-K	001-39590	10.1	07/09/2026
10.3	FuboTV Inc. 2020 Equity Incentive Plan, as amended and restated.	8-K	001-39590	10.1	07/29/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and other attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or other attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUBOTV INC.

Date: August 5, 2026	By:	/s/ Alisa Bowen
Alisa Bowen
Chief Executive Officer (Principal Executive Officer)

FUBOTV INC.

Date: August 5, 2026	By:	/s/ John Janedis
John Janedis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)